Form 10-Q
period 2013-09-30
Murphy USA Inc.
filed 2013-11-08
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-35914

MURPHY USA INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2279221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Peach Street
El Dorado, Arkansas	71730-5836
(Address of principal executive offices)	(Zip Code)

(870) 875-7600

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    __YesR  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   R  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer   ___Accelerated filer     Non-accelerated filer RSmaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YesR  No

Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2013 was 46,743,316.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated and Combined Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2
Consolidated and Combined Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	3
Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	4
Consolidated and Combined Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012	5
Notes to Consolidated and Combined Financial Statements	6

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated and Combined Balance Sheets

	September 30,	December 31,
(Thousands of dollars)	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$64,347	$57,373
Marketable securities	198,152	-
Accounts receivable—trade, less allowance for doubtful accounts
of $4,548 in 2013 and $4,576 in 2012	225,736	529,023
Inventories, at lower of cost or market	114,894	217,394
Prepaid expenses	12,941	18,172
Total current assets	616,070	821,962
Property, plant and equipment, at cost less accumulated depreciation and amortization of $656,604 in 2013 and $590,568 in 2012	1,248,632	1,169,960
Deferred charges and other assets	7,307	543
Total assets	$1,872,009	$1,992,465

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
Current maturities of long-term debt	$48	$46
Trade accounts payable and accrued liabilities	459,246	705,487
Income taxes payable	35,486	15,605
Deferred income taxes	11,618	12,771
Total current liabilities	506,398	733,909
Long-term debt	642,449	1,124
Deferred income taxes	123,958	129,825
Asset retirement obligations	16,713	15,401
Deferred credits and other liabilities	19,023	7,755
Total liabilities	1,308,541	888,014

Stockholders' Equity/Net Investment
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares at
September 30, 2013, 46,743,316 shares issued and
outstanding at September 30, 2013)	467	-
Additional paid in capital (APIC)	549,054	-
Net investment by parent	-	1,104,451
Retained earnings	13,947	-
Total stockholders' equity/net investment	563,468	1,104,451
Total liabilities and stockholders' equity/net investment	$1,872,009	$1,992,465

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share amounts)	2013	2012	2013	2012
Revenues
Petroleum product sales (a)	$4,032,651	$4,234,876	$11,971,146	$12,572,305
Merchandise sales	556,835	547,648	1,625,673	1,607,525
Ethanol sales and other	196,254	183,465	588,689	478,115
Total revenues	4,785,740	4,965,989	14,185,508	14,657,945
Costs and operating expenses
Petroleum product cost of goods sold (a)	3,903,042	4,126,372	11,549,760	12,196,894
Merchandise cost of goods sold	483,513	468,736	1,414,772	1,388,818
Ethanol cost of goods sold	132,215	169,137	417,660	423,219
Station and other operating expenses	135,317	134,609	406,375	391,565
Depreciation and amortization	19,387	19,319	58,502	56,800
Selling, general and administrative	46,133	27,824	108,790	89,525
Accretion of asset retirement obligations	274	245	821	736
Total costs and operating expenses	4,719,881	4,946,242	13,956,680	14,547,557
Income from operations	65,859	19,747	228,828	110,388
Other income (expense)
Interest income	354	30	1,088	68
Interest expense	(4,715)	(66)	(4,926)	(351)
Gain on sale of assets	5,972	89	5,980	163
Other nonoperating income	50	1	74	22
Total other income (expense)	1,661	54	2,216	(98)
Income before income taxes	67,520	19,801	231,044	110,290
Income tax expense	25,791	8,800	89,640	45,780
Net Income and Comprehensive Income	$41,729	$11,001	$141,404	$64,510

Earnings per share:
Basic	$ 0.89	$ 0.24	$ 3.03	$ 1.38
Diluted	$ 0.89	$ 0.24	$ 3.02	$ 1.38

Weighted-average shares outstanding:
Basic	46,743	46,743	46,743	46,743
Diluted	46,759	46,743	46,759	46,743

Supplemental information:
(a) Includes excise taxes of:	$ 483,576	$ 497,379	$ 1,419,073	$ 1,431,148

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2013	2012
Operating Activities
Net income	$141,404	$64,510
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,502	56,800
Amortization of deferred major repair costs	813	510
Deferred and noncurrent income tax charges (credits)	(12,472)	(7,166)
Accretion on discounted liabilities	821	736
Pretax gains from sale of assets	(5,980)	(163)
Net decrease in noncash operating working capital	174,971	12,763
Other operating activities-net	11,897	603
Net cash provided by operating activities	369,956	128,593
Investing Activities
Property additions	(122,071)	(75,469)
Proceeds from sale of assets	6,074	194
Expenditures for major repairs	(1,058)	(859)
Net (purchases) maturities of marketable securities	(198,152)	-
Other inventory activities-net	52	50
Net cash required by investing activities	(315,155)	(76,084)
Financing Activities
Repayments of long-term debt	(34)	(31)
Additions to long-term debt	641,250	-
Cash dividend to former parent	(650,000)	-
Debt issuance costs	(6,649)	-
Net distributions to parent	(32,394)	(25,049)
Net cash required by financing activities	(47,827)	(25,080)
Net increase in cash and cash equivalents	6,974	27,429
Cash and cash equivalents at January 1	57,373	36,887
Cash and cash equivalents at September 30	$64,347	$64,316

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2012	-	$-	$-	$1,104,451	$-	$1,104,451
Net income	-	-	-	127,457	13,947	141,404
Dividend paid to former parent	-	-	-	(650,000)	-	(650,000)
Net transfers to/between former parent	-	-	-	(32,847)	-	(32,847)
Issuance of stock at the separation and distribution	46,743,316	467	(467)	-	-	-
Reclassification of net parent investment to APIC	-	-	549,061	(549,061)	-	-
Share-based compensation expense	-	-	460	-	-	460
Balance as of September 30, 2013	46,743,316	$467	$549,054	$-	$13,947	$563,468

See notes to consolidated and combined financial statements.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note A — Description of Business and Basis of Presentation

Description of business — The business of Murphy USA Inc. (“Murphy USA” or the “Company”) and its subsidiaries primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil” or “Parent”), plus certain ethanol production facilities and other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock. The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2013, Murphy USA had a total of 1,185 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota. The facility was originally designed to produce 110 million gallons of corn-based ethanol per year. Expansion of the plant occurred during 2012, bringing the overall ethanol production capacity to 135 million gallons per year. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

The contributed assets of Murphy Oil included in the Company’s financial statements also include buildings, real estate, an airplane and computer equipment and software that are used to support the operating activities of Murphy USA.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil for $1.00. Murphy USA was formed solely in contemplation of the separation and until the separation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities, or commitments.  Accordingly the accompanying consolidated and combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Murphy Oil subsidiaries and certain assets, liabilities and operating expenses of Murphy Oil that comprise Murphy USA, as described above, as if such companies and accounts had been combined for all periods presented prior to August 30, 2013. All significant intercompany transactions and accounts within the combined financial statements have been eliminated.

The assets and liabilities in these consolidated and combined financial statements at December 31, 2012 have been reflected on a historical basis, as all of the assets and liabilities presented were 100 percent owned by Murphy Oil at December 31, 2012 and represented operations of Murphy USA prior to the separation.  For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding the allocation of general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

Actual costs that would have been incurred if Murphy USA had been a stand-alone company for the period prior to separation would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. As a result, the combined results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be experienced in the future.

In preparing the financial statements of Murphy USA in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Interim Financial Information — The interim period financial information presented in these consolidated and combined financial statements is unaudited and includes all known accruals and adjustments, in the opinion of management, necessary for a fair presentation of the consolidated and combined financial position of Murphy USA and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

These interim consolidated and combined financial statements should be read together with our audited financial statements for the years ended December 2010, 2011 and 2012, included in our Registration Statement on Form 10 (File No. 001-35914), as amended (the “Form 10”) filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Note B — Related Party Transactions

Related-party transactions of the Company include the allocation of certain general and administrative costs from Murphy Oil to the Company and payment of interest expense to Murphy Oil for intercompany payables balances.

General and administrative costs were charged by Murphy Oil to the Company based on management’s determination of such costs attributable to the operations of the Company. However, such related-party transactions cannot be presumed to be carried out on an arm’s length basis as the requisite conditions of competitive, free-market dealings may not exist.

Prior to the separation Murphy Oil provided cash management services to the Company. As a result, the Company generally remitted funds received to Murphy Oil, and Murphy Oil paid all operating and capital expenditures on behalf of the Company. Such cash transactions were reflected in the change in the Net Investment by Parent.

The Consolidated and Combined Statements of Income include expense allocations for certain functions provided to the Company by Murphy Oil prior to the separation. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Company by Murphy Oil were allocated to Murphy USA based on relative percentages, as compared to Murphy Oil’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated.

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Statements of Income reflect charges from Murphy Oil and its other subsidiaries for these services of $16,421,000 and $17,306,000 for the three months ended September 30, 2013 and 2012, and $53,161,000 and $53,109,000 for the nine months ended September 30, 2013 and 2012, respectively. Included in the charges above are amounts recognized for stock-based compensation expense (Note G), as well as net periodic benefit expense associated with the Parent’s retirement plans (Note H).

Included in Interest income in the Consolidated and Combined Statements of Income for the three months ended September 30, 2013 and 2012 was interest income from affiliates of $353,000 and $28,000, respectively. For the nine months ended September 30, 2013 and 2012, interest income from affiliates was $1,080,000 and $52,000, respectively.  These amounts were paid on balances that were previously intercompany prior to the separation from Murphy Oil and were settled in full at the separation date.

Transition Services Agreement

In conjunction with the separation and distribution, we entered into a Transition Services Agreement with Murphy Oil on August 30, 2013.  This Transition Services Agreement sets forth the terms on which Murphy Oil provides to us, and we provide to Murphy Oil, on a temporary basis, certain services or functions that the companies have historically shared.  Transition services include administrative, payroll, human resources, information technology and network transition services, tax, treasury and other support and corporate services.  The Transition Services Agreement provides for the provision of specified transition services generally for a period of up to eighteen months, with a possible extension of six months, on a cost basis.  We record the fee Murphy Oil charges us for these services as a component of general and administrative expenses.

We believe that the operating expenses and general and administrative expenses allocated to us and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At September 30, 2013 Murphy USA had a receivable from Murphy Oil of $455,000 and a payable to Murphy Oil of $1,622,000 related to the Transition Services Agreement.

Note C — Inventories

Inventories consisted of the following:

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Crude oil and blendstocks	$-	1,191
Refined products and blendstocks	10,223	75,128
Store merchandise for resale	88,160	96,473
Corn based products	9,357	38,923
Materials and supplies	7,154	5,679
	$114,894	217,394

At September 30, 2013 and December 31, 2012, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $304,646,000 and $303,344,000, respectively. Corn based products consisted primarily of corn, dried distillers’ grains with solubles (DDGS) and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

Note D — Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Loan for electrical facilities at the Hankinson, North Dakota ethanol plant, 6%, due through 2028	$1,136	$1,170
6% senior notes due 2023 (net of unamortized discount of $8,639)	491,361	-
Term loan due 2016 (effective rate of 3.71% at September 30, 2013)	150,000	-
Less current maturities	(48)	(46)
Total long-term debt	$642,449	$1,124

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2023 (the “Senior Notes”) in an aggregate principal amount of $500 million in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain subsidiary guarantors that guarantee our credit facilities. The indenture governing the Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

The Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance, a cash dividend of $650 million to Murphy Oil paid in connection with the separation.

In addition, we have entered into a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resale of the Senior Notes.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, together with the net proceeds of the offering of the Senior Notes, to finance a  $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.

The borrowing base is expected, at any time of determination, to be an amount (net of reserves) equal to the sum of:

•      100% of eligible cash at such time, plus

•      90% of eligible credit card receivables at such time, plus

•      90% of eligible investment grade accounts, plus

•      85% of eligible other accounts, plus

•      80% of eligible product supply/wholesale refined products inventory at such time, plus

•      75% of eligible retail refined products inventory at such time, plus the lesser of (i) 70% of the average cost of eligible retail merchandise inventory at such time and (ii) 85% of the net orderly liquidation value of eligible retail merchandise inventory at such time.

The ABL facility includes a $75 million sublimit on swingline loans and a $200 million sublimit for the issuance of letters of credit. Swingline loans and letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

"	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the credit agreement.

We are obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of September 30, 2013, our secured leverage ratio and the fixed charge coverage ratio were 0.39 and 2.48, respectively.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note E — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2013 and December 31, 2012 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Balance at beginning of period	$15,401	13,190
Accretion expense	821	980
Liabilities incurred	491	1,231
Balance at end of period	$16,713	15,401

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the availability of additional information.

Note F — Income Taxes

The Company’s effective income tax rate generally exceeds the U.S. Federal statutory tax rate of 35%. The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three-month and nine-month periods ended September 30, 2013 and 2012,  the Company’s effective tax rates were as follows:

	2013	2012
Three months ended September 30	38.2%	44.4%
Nine months ended September 30	38.8%	41.5%

The effective tax rate for the 2013 and 2012 periods ended September 30 exceeded the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense.

Murphy Oil’s tax returns in multiple jurisdictions that include the Company are subject to audit by taxing authorities. These audits often take years to complete and settle. As of September 30, 2013, the earliest year remaining open for audit and/or settlement in the United States is 2010.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Under U.S. GAAP the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has not recorded any effect for unrecognized income tax benefits for the periods reported.

Note G — Incentive Plans

Prior to the separation and distribution, our employees participated in the Murphy Oil 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Murphy Oil 2012 Long-Term Incentive Plan (the “2012 Plan”) and received Murphy Oil restricted stock awards and options to purchase shares of Murphy Oil common stock. While participating in these two plans, costs resulting from share-based payment transactions were allocated and recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vested. Certain employees of the Company have received annual grants in the form of Murphy Oil stock options, restricted stock units and other forms of share based payments prior to the separation and distribution. Accordingly, the Company has accounted for expense for these plans in accordance with SAB Topic 1-B for periods prior to the separation and distribution.

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees participate in the Murphy USA 2013 Long-Term Incentive Plan (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. No more than 10 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5 million.

In connection with the separation and distribution, stock compensation awards granted under the 2007 Plan and the 2012 Plan by Murphy Oil were adjusted or substituted as follows:

•	Vested stock options were equitably adjusted so that the grantee holds more options to purchase Murphy Oil common stock at a lower strike price.
•	Unvested stock options and stock appreciation rights held by MUSA employees were replaced with substitute awards of options to purchase shares of MUSA common stock.
•

Unvested restricted stock units will be replaced with adjusted, substitute awards for restricted stock units of MUSA common stock. The new awards of restricted stock are intended to generally preserve the intrinsic value of the original award determined as of the separation and distribution date.

•

Vesting periods of awards were unaffected by the adjustment and substitution, except that for vested Murphy Oil stock options the MUSA employees have until the earlier of two years from the date of the separation or the stated expiration date of the option to exercise the award.

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan.

The adjustment and substitution of awards did not cause us to recognize incremental compensation expense during the period ended September 30, 2013 for the stock options and stock appreciation rights awards that had been replaced.  The restricted stock units were replaced subsequent to September 30, 2013 and any incremental compensation cost will be recorded in the fourth quarter.

Outstanding Awards

Awards outstanding under the MUSA 2013 Plan as a result of the adjustment and substitution of the 2007 Plan and the 2012 Plan awards were as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Awards	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2013	625,101	$ 35.12	28,413	$ 39.60

The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MUSA common stock to Murphy Oil stockholders in the September 30, 2013 after-market distribution. As a result, no grant, exercise, or cancellation activity occurred on MUSA stock compensation awards during the nine months ended September 30, 2012.

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.

For the three months ended September 30, 2013, the Company issued 53,881 restricted stock units to its non-employee directors at a weighted average grant date fair value of $39.60 per share.  These shares vest in three years from the grant date.

For the nine months ended September 30, 2013 and 2012, share based compensation allocated to the Company from Murphy Oil through intercompany charges was $6.5 million and $7.7 million, respectively.  For the nine months ended September 30, 2013 and 2012, share based compensation from the MUSA 2013 Plan and the Directors Plan combined charged against income before income tax benefit was $460,000 and $0, respectively.  The related income tax benefit for this share based compensation cost was $161,000 and $0 for the nine month period ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, unrecognized compensation cost related to stock option awards was $3.6 million, which is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation cost related to restricted stock awards was $12.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

Note H — Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS — Murphy Oil has defined benefit pension plans that are principally noncontributory and cover most full-time employees. Upon separation from Murphy Oil, all amounts for these plans related to Murphy USA were frozen and retained by Murphy Oil. Therefore, the assets and liabilities related to Murphy USA employees in these plans are not included in these financial statements as Murphy USA is considered to be participating in multiple employer benefit plans due to co-

mingling of various plan assets. However, the periodic benefit expense for each period includes the expense of the U.S. benefit plans. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations. Murphy Oil also sponsors health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory. Murphy USA does not expect to have similar pension or post-retirement plans for its employees.

The table that follows provides the components of net periodic benefit expense associated with Company employees for the three and nine months ended September 30, 2013 and 2012.  For the periods in 2013, only dates prior to August 30, 2013 contain any net periodic benefit expense.

	Three Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$801	$1,092	$369	$497
Interest cost	762	1,083	249	356
Expected return on plan assets	(805)	(981)	-	-
Amortization of prior service cost (benefits)	14	23	(2)	(2)
Recognized actuarial loss	592	765	92	122
Net periodic benefit expense	$1,364	$1,982	$708	$973

	Nine Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$3,401	$3,231	$1,447	$1,486
Interest cost	2,717	3,237	983	1,097
Expected return on plan assets	(2,794)	(2,936)	-	-
Amortization of prior service cost (benefits)	53	67	(7)	(8)
Recognized actuarial loss	2,108	2,286	363	376
Net periodic benefit expense	$5,485	$5,885	$2,786	$2,951

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a) eliminated the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of September 30, 2013 and December 31, 2012 and for the three-month and nine-month periods ended September 30, 2013 and 2012.

Note I — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). To qualify for hedge accounting, the changes in the market value of a derivative instrument must historically have been, and would be expected to continue to be, highly effective at offsetting changes in the prices of the hedged item. To the extent that the change in fair value of a derivative instrument has less than perfect correlation with the change in the fair value of the hedged item, a portion of the change in fair value of the derivative instrument is considered ineffective and would normally be recorded in earnings during the affected period.

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and DDGS and WDGS that it will sell in the future at its ethanol production facilities in the United States. At September 30, 2013 and 2012, the Company had open physical delivery commitment contracts for purchase of approximately 10.6 million and 32.3 million bushels of corn, respectively, for processing at its ethanol plants. For the periods ended September 30, 2013 and 2012, the Company had open physical delivery commitment contracts for sale of approximately 5.0 million and 1.5 million equivalent bushels, respectively, of DDGS and WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at September 30, 2013 and 2012, the Company had outstanding derivative contracts with a net long volume of approximately 2.2 million bushels and net short volume of 6.9 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts. Additionally, at September 30, 2013 and 2012, the Company had outstanding derivative contracts with a net short volume of 1.4 and 3.4 million bushels of corn to buy back when certain corn inventories are expected to be processed at the Hankinson, North Dakota, and Hereford, Texas facilities. The impact of marking to market these commodity derivative contracts decreased income before taxes by $4.1 million and increased income before taxes by $6.3 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2013				December 31, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Thousands of dollars)	Location	Value	Location	Value	Location	Value	Location	Value
Commodity derivative contracts	Accounts		Accounts		Accounts		Accounts
	Receivable	$1,567	Payable	$5,684	Receivable	$3,043	Payable	$102

For the three-month and nine-month periods ended September 30, 2013 and 2012, the gains and losses recognized in the consolidated and combined Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
		Three Months		Nine Months
		Ended		Ended
(Thousands of dollars)	Statement of Income	September 30,		September 30,
Type of Derivative Contract	Location	2013	2012	2013	2012
Commodity	Fuel and ethanol costs
	of goods sold	$4,281	$(40,241)	$2,905	$(37,978)

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at September 30, 2013 and December 31, 2012 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Combined	the Combined
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At September 30, 2013
Commodity derivatives	$2,868	$(1,301)	$1,567

At December 31, 2012
Commodity derivatives	$6,727	$(3,684)	$3,043

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At September 30, 2013
Commodity derivatives	$6,985	$(1,301)	$5,684

At December 31, 2012
Commodity derivatives	$3,786	$(3,684)	$102

All commodity derivatives above are corn-based contracts associated with the Company’s two U.S. ethanol plants. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated and Combined Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated and Combined Balance Sheets. Separate derivative agreements exist for each of the ethanol plants and at September 30, 2013 one plant had a net receivable and the other had a net payable for derivative contracts. These contracts permit net settlement on a plant-specific basis and the Company generally avails itself of this right to settle net. At September 30, 2013 cash deposits of $2.7 million related to commodity derivative contracts were reported in Prepaid Expenses in the Consolidated and Combined Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at September 30, 2013.

Note J – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On August 30, 2013, 46,743,316 shares of our common stock were distributed to the shareholders of Murphy Oil in connection with the separation and distribution.  For comparative purposes, we have assumed this amount to be outstanding as of the beginning of each prior period prior to the separation and distribution presented in the calculation of weighted average shares outstanding.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Earnings per common share:

Net income attributable to common stockholders	$ 41,729	$ 11,001	$ 141,404	$ 64,510
Weighted average common shares outstanding (in thousands)	46,743	46,743	46,743	46,743
Total earnings per share	$ 0.89	$ 0.24	$ 3.03	$ 1.38

Earnings per common share - assuming dilution:

Net income attributable to common stockholders	$ 41,729	$ 11,001	$ 141,404	$ 64,510
Weighted average common shares outstanding (in thousands)	46,743	46,743	46,743	46,743
Common equivalent shares:
Dilutive options	16	-	16	-
Weighted average common shares outstanding - assuming dilution (in thousands)	46,759	46,743	46,759	46,743
Earnings per share - assuming dilution	$ 0.89	$ 0.24	$ 3.02	$ 1.38

Excluded from the calculation of shares used in the diluted earnings per share calculation for the three months and nine months ended September 30, 2013 are 59,250 anti-dilutive options at a weighted average share price of $40.25.

Note K — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $7,852,000 and $17,757,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. Interest paid was $201,000 and $326,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. Noncash reductions to net parent investment related primarily to settlement of income taxes were $453,000 and $6,702,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012
Accounts receivable	$303,286	$(180,272)
Inventories	102,500	(5,586)
Prepaid expenses	5,230	(4,780)
Accounts payable and accrued liabilities	(254,774)	209,368
Income taxes payable	31,500	(5,987)
Current deferred income tax liabilities	(12,771)	20
Net decrease in noncash operating working capital	$174,971	$12,763

Note L — Assets and Liabilities Measured at Fair Value

The Company carries certain assets and liabilities at fair value in its Consolidated and Combined Balance Sheets. The fair value hierarchy is based on the quality of inputs used to measure fair value, with Level 1 being the highest quality and Level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

The Company carries certain assets and liabilities at fair value in its Consolidated and Combined Balance Sheets. The fair value measurements for these assets and liabilities at September 30, 2013 and December 31, 2012 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
	Fair	Identical	Other	Significant
	Value	Assets	Observable	Unobservable
	September 30,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$1,567	-	$1,567	-
Liabilities
Commodity derivative contracts	$(5,684)	-	$(5,684)	-

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Fair Value	Assets	Observable	Unobservable
	December 31,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$3,043	-	$3,043	-
Liabilities
Commodity derivative contracts	$(102)	-	$(102)	-

At the balance sheet date the fair value of commodity derivatives contracts for corn was determined based on market quotes for No. 2 yellow corn. The change in fair value of commodity derivatives is recorded in Fuel and ethanol cost of goods sold. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable approximates fair value.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2013 and December 31, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2013		At December 31, 2012
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(651,136)	$(639,847)	$(1,170)	$(1,519)

Note M — Contingencies

The Company’s operations and earnings have been and may be affected by various forms of governmental action. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; import and export controls; price controls; allocation of supplies of crude oil and petroleum products and other goods; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

ENVIRONMENTAL MATTERS AND LEGAL MATTERS — Murphy USA is subject to numerous federal, state and local laws and regulations dealing with the environment. Violation of such environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and other sanctions. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury, property damage and other losses that might result.

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Although the Company believes it has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. The Company believes costs related to these sites will not have a material adverse effect on Murphy USA’s net income, financial condition or liquidity in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2013, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2013. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

Based on information currently available to the Company, the amount of future remediation costs to be incurred to address known contamination sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. However, there is the possibility that additional environmental expenditures could be required to address contamination, including as a result of discovering additional contamination or the imposition of new or revised requirements applicable to known contamination.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against petroleum companies and significant retailers in the petroleum industry, in which the plaintiffs generally allege that they received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy.  Murphy USA’s subsidiary, Murphy Oil USA, Inc., is a defendant in eight of these cases.

Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which Murphy Oil USA, Inc. is named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which Murphy Oil USA, Inc. is named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest.

The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including Murphy Oil USA, Inc., subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.” The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit in which Murphy Oil USA, Inc. was not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of plaintiffs’ claims. The court has continued to deny certification of a damages class. On September 24, 2012, the jury in the Kansas case returned a unanimous verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On January 23, 2013, the judge ordered that three cases not involving the Company venued in California be remanded for trial.

At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which Murphy Oil USA, Inc. is a party. An adverse outcome in this litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

 INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1 million per occurrence. As of September 30, 2013, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are include in Trade account payables and accrued liabilities on the Consolidated and Combined Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.0 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

The Company was insured under Murphy Oil’s insurance policies for occurrences prior to the completion of the separation. The specifications and insured limits under those policies, however, were at a level consistent with Murphy Oil as a whole. Following the separation, the Company has obtained insurance coverage as appropriate for the business in which it is engaged, but may incur losses that are not covered by insurance or reserves, in whole or in part, and such losses could adversely affect our results of operations and financial position.

TAX MATTERS — Murphy USA is subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities because of these audits may subject us to interest and penalties.

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2013, the Company had contingent liabilities of $18.6 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note N — Recent Accounting and Reporting Rules

In December 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires enhanced disclosures about financial instruments and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance was effective for all interim and annual periods beginning on or after January 1, 2013. These disclosures are presented in Note I.

In February 2013, the FASB issued an accounting standards update that requires additional disclosures for reclassification adjustments from accumulated other comprehensive income (AOCI). These additional disclosures include changes in AOCI balances by component and significant items reclassified out of AOCI. These disclosures must be presented either on the face of the affected financial statement or in the notes to the financial statements. The disclosures were effective for the Company beginning in the first quarter of 2013 and are to be provided on a prospective basis. The adoption of this standard did not have any impact on the Company’s consolidated and combined financial statements.

Note O — Business Segments

		Three Months Ended
		September 30, 2013		September 30, 2012
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,724,050	$4,622,034	$40,922	$4,788,186	$20,512
Ethanol	121,219	163,706	4,453	177,803	(9,392)
Total operating segment	1,845,269	4,785,740	45,375	4,965,989	11,120
Corporate	26,740	-	(3,646)	-	(119)
Total	$1,872,009	$4,785,740	$41,729	$4,965,989	$11,001

		Nine Months Ended
		September 30, 2013		September 30, 2012
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$13,673,809	$130,862	$14,188,576	$81,143
Ethanol		511,699	13,995	469,369	(15,286)
Total operating segment		14,185,508	144,857	14,657,945	65,857
Corporate		-	(3,453)	-	(1,347)
Total		$14,185,508	$141,404	$14,657,945	$64,510

Note P – Subsequent Events

In October 2013, the Company’s Board of Directors has approved a bidder in the sale process for Hankinson Renewable Energy, LLC, a wholly-owned subsidiary of the Company, which owns and operates the Hankinson, North Dakota, ethanol facility.  The sale process is subject to normal and customary closing conditions and is expected to close prior to year-end.  As of September 30, 2013, the following are the assets and liabilities to be disposed of (thousands of dollars):

Accounts receivable	$ 5,475
Inventory	9,023
Prepaid expenses	1,328
Net PP&E	81,501
Deferred charges and other assets	168
Current maturities of long-term debt	(48)
Trade accounts payable and taxes payable	(14,268)
Long-term debt	(1,088)
Deferred income taxes	(15,121)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated and combined financial statements and notes included in this Quarterly Report on Form 10-Q. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, “us” and “our” refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.  For periods prior to completion of the separation from Murphy Oil Corporation (“Murphy Oil” or “Parent”), these terms refer to Murphy Oil’s U.S. retail marketing business and other assets and liabilities that were contributed to Murphy USA in connection with the separation, including an allocable portion of Murphy Oil’s corporate costs, on a combined basis.

Management’s Discussion and Analysis is organized as follows:

   •  Executive Overview—This section provides an overview of our business and the results of operations and financial condition for the periods presented. It includes information on the basis of presentation with respect to the amounts presented in the Management’s Discussion and Analysis and a discussion of the trends affecting our business.

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our two business segments for the three and nine months ended September 30, 2013 and 2012.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the nine months ended September 30, 2013 and 2012. It also includes a discussion of our capital structure and available sources of liquidity.

   •  Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business primarily consists of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus certain ethanol production facilities and other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock.  The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2013, Murphy USA had a total of 1,185 Company stations in 23 states, principally in the Southern and Midwestern United States.

In conjunction with the separation and distribution, Murphy Oil received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Murphy Oil, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) U.S holders of Murphy Oil common stock upon their receipt of shares of Murphy USA common stock in the distribution, except with respect to cash received in lieu of fractional shares of Murphy USA common stock.

Basis of Presentation

Murphy USA was incorporated in March 2013 in contemplation of the separation, and until the separation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  Accordingly, the financial information presented in this Management’s Discussion and Analysis and the accompanying consolidated and combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Murphy Oil subsidiaries and certain assets, liabilities, and operating expenses of Murphy Oil that comprise Murphy USA, as described above, as if such companies and accounts had been combined for all periods presented prior to August 30, 2013.

The unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown.  Management believes that the disclosures made are adequate to prevent the information from being misleading.  The financial statements contained herein should be read in conjunction with the audited combined financial statements for the years ended December 31, 2010, 2011 and 2012 and notes thereto included in our Registration Statement on Form 10 (File No. 001-35914), as amended (the “Form 10”) filed with the SEC under the Securities Exchange Act of 1934, as amended.

The assets and liabilities in these consolidated and combined financial statements at December 31, 2012 have been reflected on a historical basis, as all of the assets and liabilities presented were 100 percent owned by Murphy Oil at December 31, 2012 and represented operations of Murphy USA prior to the separation. For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

Actual costs that would have been incurred if Murphy USA had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in operational areas, including information technology and infrastructure.

Subsequent to the separation, Murphy Oil continues to perform certain of these corporate functions on our behalf, for which we are charged a fee in accordance with the Transition Services Agreement entered into between Murphy Oil and Murphy USA on August 30, 2013 (the “Transition Services Agreement”).  There are also some services that are performed by Murphy USA on behalf of Murphy Oil and these will also be handled in accordance with the Transition Services Agreement.

The consolidated financial statements reflect our financial results for all periods subsequent to the separation while the combined financial statements reflect our financial results for all periods prior to the separation and distribution.  Accordingly:

•

Our consolidated and combined statement of income and comprehensive income for the three months ended September 30, 2013, consists of the consolidated results of Murphy USA for the one month ended September 30, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the two months ended August 31, 2013.  Our consolidated and combined statement of income and comprehensive income for the nine months ended September 30, 2013 consists of the consolidated results of Murphy USA for the one month ended September 30, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined statements of income and comprehensive income for the three and nine months ended September 30, 2012 consist entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated balance sheet at September 30, 2013, consists of the consolidated balances of Murphy USA, while our combined balance sheet at December 31, 2012 consists of the combined balances of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated and combined statement of cash flows for the nine months ended September 30, 2013, consists of the consolidated results of Murphy USA for the one month ended September 30, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined statement of cash flows for the nine months ended September 30, 2012, consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated and combined statement of changes in equity for the nine months ended September 30, 2013, consists of both the combined activity for Murphy Oil’s U.S. retail marketing business prior to August 30, 2013, and the consolidated activity of Murphy USA subsequent to the separation and distribution.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow and the gross margins we realize on those sales to remain strong, these gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn, which was elevated in connection with droughts during the 2012 U.S. growing season and may be affected by future droughts and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. NYMEX crude oil futures as of early November 2013 have shown minor increases in U.S. crude oil prices in the fourth quarter 2013 to date.  Oil prices have purportedly risen due to market concern over unrest in Egypt and Syria.  Margins for both U.S. retail marketing and ethanol operations have weakened in the third quarter of 2013 versus the averages achieved in the second quarter of 2013.

In addition, our revenues are impacted by our ability to generate Renewable Identification Numbers (“RINs”) by blending ethanol and bio-diesel with the fuels that we purchase directly from terminals. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to generate RINs and sell them at favorable prices in the market, and it was a significant factor in our increase in revenues in the first three and nine months ended September 30, 2013 versus the prior periods of 2012.  However, during the latter part of the third quarter and into early fourth quarter of 2013, we have observed declining RIN prices.  Our internal forecasts do not depend on our ability to generate revenues from RINs and as a consequence additional revenues from RINs are generally viewed by us as upside potential.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Statements of Income.

In connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior secured notes and borrowings under the credit facilities, which we used to finance, a cash dividend to Murphy Oil immediately prior to the separation. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements after the separation. Following the separation, we expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2013, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Midwestern and Southern United States. The construction program is expected to be completed over the next three years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Form 10.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties) for the full year 2013 to be approximately $197 million.  We intend to fund our capital program in 2013 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Business Segments

Our business is organized into two operating segments: Marketing and Ethanol. Our business primarily consists of our Marketing segment, which includes our retail marketing sites and product supply/wholesale assets. Our Ethanol segment consists of ethanol production facilities located in Hankinson, North Dakota, and in Hereford, Texas.

To better focus the Company’s operations on its retail fuel business, we are currently considering strategic alternatives for the Hankinson and Hereford ethanol facilities. As part of this effort, in early October 2013, our Board of Directors approved a high bid for the sale of Hankinson Renewable Energy, LLC, a wholly owned subsidiary that owns and operates the Hankinson ethanol plant.  See Note P “Subsequent Events” for more information on this sale.  With respect to Hereford, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been made.  Neither of these ethanol facilities meet the criteria for “held for sale” presentation at September 30, 2013. Therefore, historical financial results for these plants are included in continuing operations for all periods presented.

For additional operating segment information, see Note T “Business Segments” in the audited combined financial statements for the three-year period ended December 31, 2012 included with the Form 10 and Note O “Business Segments” in the accompanying unaudited consolidated and combined financial statements for the three and nine months ended September 30, 2013.

Results of Operations

Consolidated and Combined Results

For the three-month period ended September 30, 2013, the Company reported net income of $41.7 million or $0.89 per diluted share on revenue of $4.79 billion.  Net income was $11.0 million for the comparable period in 2012 or $0.24 per diluted share on $4.97 billion in revenue.  For the nine-month period ended September 30, 2013, the Company reported net income of $141.4 million or $3.02 per diluted share on revenues of $14.19 billion.  Net income was $64.5 million for the same period ended September 30, 2012 or $1.38 per diluted share on revenues of $14.66 billion.

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Revenues for the three months ended September 30, 2013 decreased $180.2 million, or 3.6%, compared to the same period of 2012.  Significant items impacting these results include: (1) an increase in total retail fuel volumes sold of 1.1% and (2) a decline in the price of retail fuel of $0.10 per gallon.

Cost of sales on a combined basis decreased $245 million, or 5.2%, compared to the same period of 2012.  This decline is primarily due to a decrease in the price of motor fuel paid to acquire fuel for both the retail and wholesale locations.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Selling, general and administrative expenses for the current quarter have increased $18.3 million, however this number includes $14.3 million of spin related and other one-time, non-recurring charges.  The remainder of the selling, general and administrative cost increases is due primarily to higher allocations of corporate chargeins from Murphy Oil for the 2013 period compared to the 2012 period.

Interest expense is higher in third quarter 2013 compared to 2012 due to the issuance in mid-August 2013 of the $500 million Senior Notes to partially fund the dividend to Murphy Oil of $650 million paid at spin-off. In addition, concurrent with the separation, the Company borrowed $150 million in a term loan under of its credit facilities.  As these borrowings did not exist in the prior period, there is a large increase in interest expense that is in line with the transactions closed by management pre-spin.

Gain on sale of assets contains a gain of $6.1 million due to the sale of our North Dakota crude supply assets during the period.  These assets were a holdover from the Superior, Wisconsin refinery that was sold in 2011 and were deemed by management to be non-core to the Company.

Income tax expense increased in the period primarily due to the increase in pre-tax earnings.  The tax rate is at 38.2% for the current period and 44.4% for the 2012 period.   The 2012 period effective rate is higher due to losses in the ethanol segment that affected the mix of income/loss, which had the effect of raising the effective rate.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Revenues for the nine months ended September 30, 2013 decreased $472.4 million, or 3.2%, compared to the same period of 2012.  Significant items impacting these results include: (1) an increase in retail fuel volumes sold of 2.5% and (2) a decline in the price of retail fuel of $0.08 per gallon.

Cost of sales on a combined basis decreased $627 million, or 4.5%, compared to the same period of 2012.  This decline is primarily due to a decrease in the price of motor fuel paid by us to acquire fuel for both our retail and wholesale locations.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Selling, general and administrative expenses for the nine months ended September 30, 2013 have increased $19.3 million, however this number includes $14.3 million of spin related and other one-time, non-recurring charges.  The remainder of the selling, general and administrative cost increases is due primarily to higher allocations of corporate chargeins from Murphy Oil for the 2013 period compared to the 2012 period.

Interest expense is higher in third quarter 2013 compared to 2012 due to the issuance in mid-August 2013 of the $500 million Senior Notes to partially fund the dividend to Murphy Oil of $650 million paid at spin-off. In addition, concurrent with the separation, the Company borrowed $150 million in a term loan under its credit facilities.  As these borrowings did not exist in the prior period, there is a large increase in interest expense that is in line with the transactions closed by management pre-spin.

Gain on sale of assets contains a gain of $6.1 million due to the sale of our North Dakota crude supply assets during the current nine month period.  These assets were a holdover from the Superior, Wisconsin refinery that was sold in 2011 and were deemed by management to be non-core.

Income tax expense increased in the period primarily due to the increase in pre-tax earnings.  The tax rate is at 38.8% for the current period and 41.5% for the 2012 period.  The 2012 period effective rate is higher due to losses in the ethanol segment that affected the mix of income/loss, which had the effect of raising the effective rate.

A summary of the Company’s earnings by business segment follows:

(thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Marketing	$ 40,922	$ 20,512	$ 130,862	$ 81,143
Ethanol	4,453	(9,391)	13,994	(15,286)
Corporate expenses/benefits	(3,646)	(120)	(3,453)	(1,347)
Net income	$ 41,729	$ 11,001	$ 141,403	$ 64,510

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Net income for the three months ended September 30, 2013 increased compared to the same period in        2012 primarily due to:

•	Increased income from RINs in the current period

•	Income from the ethanol plant operations in the current quarter due to an improvement in gross margins compared to the prior quarterly period

•	Higher fuel margin per gallon in the current year quarter compared to the prior year

.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Net income for the nine months ended September 30, 2013 increased compared to the same period in the prior year primarily due to:

•	Increased prices for RINs in the year-to-date 2013 period over the prior year period

•	Income in our ethanol plant operations due to lower corn costs caused by the favorable weather and harvest conditions in the current year along with higher ethanol prices

•	Improved fuel margins in our retail marketing business

Marketing

(thousands of dollars, except volume per store month and margins)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2013	2012	2013	2012

Revenues
Petroleum product sales	$4,032,651	$4,234,876	$11,971,146	$12,572,305
Merchandise sales	556,835	547,648	1,625,673	1,607,525
Other	32,548	5,661	76,990	8,746
Total revenues	$4,622,034	$4,788,185	$13,673,809	$14,188,576

Costs and operating expenses
Petroleum products cost of goods sold	3,903,042	4,126,372	11,549,760	12,196,895
Merchandise cost of goods sold	483,513	468,736	1,414,772	1,388,818
Station and other operating expenses	114,546	115,056	344,280	332,917
Depreciation and amortization	17,267	16,889	52,835	49,529
Selling, general and administrative	43,072	26,527	102,318	84,414
Accretion of asset retirement obligations	274	244	821	736
Total costs and operating expenses	$4,561,714	$4,753,824	$13,464,786	$14,053,309

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from operations	60,320	34,361	209,023	135,267

Other income (expense)
Gain (loss) on sale of assets	5,972	88	5,980	163
Other nonoperating income (loss)	50	1	74	22
Total other income (expense)	$6,022	$89	$6,054	$185

Income from continuing operations
before income taxes	66,342	34,450	215,077	135,452
Income tax expense	25,420	13,938	84,215	54,309
Income from continuing operations	$40,922	$20,512	$130,862	$81,143

Gallons sold per store month	273,741	279,505	267,928	270,067
Fuel margin (cpg)	14.8	10.3	13.9	12.5
Fuel margin $ per store month	$ 40,600	$ 28,683	$ 37,302	$ 33,722

Total tobacco sales revenue per store month	$ 125,091	$ 130,036	$ 123,274	$ 128,286
Total non-tobacco sales revenue per store month	$ 31,885	$ 29,388	$ 30,443	$ 28,718
Total merchandise sales revenue per store month	$ 156,976	$ 159,424	$ 153,717	$ 157,004

Merchandise margin $ per store month	$ 20,670	$ 22,972	$ 19,942	$ 21,361
Merchandise margin as a percentage of merchandise sales	13.2%	14.4%	13.0%	13.6%

Store count at end of period	1,185	1,151	1,185	1,151
Average retail sites open during the period (store months)	1,182	1,145	1,175	1,138

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Net income in the marketing segment for the third quarter of 2013 increased $20.4 million over the same period in 2012. The primary reason for this increase was a significant increase in the value received from sale of RINs in the most recent period. Total chain wide retail fuel sales volumes were 971.0 million gallons for the quarter ended September 30, 2013 compared to 960.1 million gallons for the quarter ended September 30, 2012, an increase of 1.1%.  Retail fuel volumes in the 2013 period on a per store month basis were 2.1% lower compared to the same period in 2012.  The decline in retail volumes on an average per store month (“APSM”) basis was due to significantly less volatility year over year and a decrease in duration of the Walmart discount program year over year.

Merchandise margins in 2013 were slightly lower than the 2012 period with a decrease in merchandise sales revenue per store month of 1.5%, which was mostly offset by an increased number of stores in the current period. The decrease in margins in the current period is due primarily to lower margins on tobacco products, which is partially offset by growth in our non-tobacco products in the current period.

Also impacting net income positively in the third quarter 2013 was sale of RINs of $31.8 million compared to $5.0 million in the 2012 period.  During the current period, 42 million RINs were sold at an average selling price of $0.75 per RIN.

Total revenues for the Marketing segment were approximately $4.6 billion in the 2013 period compared to approximately $4.8 billion in the 2012 period, a decrease of $166 million. Revenue amounts included excise taxes collected and remitted to government authorities of $484 million in the current quarter and $497 million in the comparable period of 2012.

Total fuel sales volumes per station averaged 273,741 gallons per month in the 2013 period, down 2.1% from 279,505 gallons per month in the prior year same period. Fuel margin increased 44% in the 2013 period to 14.8 cents per gallon (cpg), compared to 10.3 cpg in the comparable prior year period. The higher fuel margins in the quarter were attributed to periods of decreasing wholesale prices, which caused margins to expand from prior year levels.

Merchandise sales increased slightly to $557 million in the current period, up 1.7% from comparable 2012 levels because of nearly flat revenues on tobacco products, which was more than offset by revenue growth of 12.0% in non-tobacco products. Merchandise margins decreased 1.2%, from 14.4% in the 2012 period to 13.2% in the current year. This decline in margins was caused by pressure on certain tobacco related products, which was mostly offset by increased sales of higher margin convenience items such as candy and beverages sold in our stores.

Total product supply and wholesale margin dollars excluding RINs were a negative $14.5 million in the 2013 period compared to a positive $9.7 million in the same period of 2012.  These product supply and wholesale margin dollars do not include $5.3 million and $4.8 million of combined operating expense and SG&A costs for the three months ended September 30, 2013 and 2012, respectively.

Station and other operating expenses decreased $0.5 million in the current period compared to 2012 levels, a decrease of 0.4%. This decrease was due to lower credit card processing fees due to lower sales prices, mostly offset by increases in salaries, benefits and taxes, maintenance, and environmental expense in the 2013 period.

Depreciation expense increased $0.4 million in the 2013 period, an increase of 2.2% over the prior period. This increase was caused by more stores operating in the 2013 period compared to the prior year.

Selling, general and administrative expenses increased $16.5 million in the current quarter over the prior period.  This increase was primarily due to higher spin-related and other one-time, non-recurring costs of $14.3 million in the current quarter.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Net income in the marketing segment for the first nine months of 2013 increased $49.7 million over the same period in 2012. The primary reason for this increase was a significant increase in the value received from sale of RINs in the most recent period. Total fuel volumes for the nine-month period ended September 30, 2013 were 2.83 billion gallons compared to 2.77 billion gallons for the period ended September 30, 2012, an increase of 2.5%.  Retail fuel volumes in the 2013 period on a per store month basis were lower 0.8% compared to the same period in 2012.  The decline in retail volumes on an APSM was due to significantly less volatility year over year and a decrease in the duration of the Walmart discount program year over year.

Merchandise margins in 2013 were slightly lower than the 2012 period with a decrease in merchandise sales revenue per store month of 2.1%, which was mostly offset by an increased number of stores operating in the current period.

Also impacting net income positively in the nine months ended September 30, 2013 was sale of RINs of $74.8 million compared to $6.8 million in the 2012 period.  During the current period, 118 million RINs were sold at an average selling price of $0.63 per RIN.

Total period revenues for the Marketing segment were approximately $13.7 billion in the 2013 period compared to approximately $14.2 billion in the 2012 period, a decrease of $515 million. Revenue amounts included excise taxes collected and remitted to government authorities of $1.42 billion in the first nine months of 2013 and $1.43 billion in the comparable period of 2012. Total fuel sales volumes per station averaged 267,928 gallons per month in the 2013 period, down 0.8% from 270,067 gallons per month in the prior year same period. Fuel margin increased slightly in the 2013 period to 13.9 cpg, compared to 12.5 cpg in the comparable prior year period. The higher fuel margins in the period were attributed to periods of decreasing wholesale prices, which caused margins to expand slightly from prior year levels.

Merchandise sales increased slightly to $1.63 billion in the first nine months of 2013, up $18.1 million from comparable 2012 levels. Merchandise margins decreased 0.6%, from 13.6% in the 2012 period to 13.0% in the current year. This decline in margin was caused by pressure on certain tobacco related product margins, which was partially offset by increased sales of higher margin convenience items sold in our stores.

Total product supply and wholesale margin dollars excluding RINs were $26.3 million in the nine months ended September 30, 2013 period compared to $29.7 million in the same period of 2012.  These product supply and wholesale margin dollars do not include $14.8 million and $14.1 million of combined operating expense and SG&A costs for the nine months ended September 30, 2013 and 2012, respectively.

Station operating expenses increased $11.4 million in the current period compared to 2012 levels, an increase of 3.4%. This increase was due to higher store counts in the 2013 period. The largest line item increases within station operating expenses were salaries, benefits and taxes, maintenance, and environmental charges in the 2013 period compared to the prior year, partially offset by lower credit card fees due to lower sales prices.

Depreciation expense increased $3.3 million in the 2013 period, an increase of 6.7%. This increase was caused by more stores operating in the 2013 period compared to the prior year.

Selling, general and administrative expenses increased $17.9 million in the first nine months of 2013 compared to the first nine months of 2012. This increase was primarily due to higher corporate overhead costs charged to Murphy USA by Murphy Oil for shared services during the period prior to the spin-off along with higher spin-related and other one-time, non-recurring costs of $14.3 million.

Ethanol

(thousands of dollars, except production volume and margin)	Three Months Ended September 30,		Nine Months Ended September 30,
Ethanol Segment	2013	2012	2013	2012

Revenues
Ethanol and related product sales	$163,706	$177,804	$511,699	$469,370
Total revenues	163,706	177,804	511,699	469,370

Costs and operating expenses
Ethanol and related product cost of goods sold	132,215	169,137	417,660	423,219
Operating expenses	20,771	19,553	62,096	58,648
Depreciation and amortization	1,279	2,109	3,818	6,196
Selling, general and administrative	2,680	1,433	6,595	4,756
Total costs and operating expenses	156,945	192,232	490,169	492,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations
before income taxes	6,761	(14,428)	21,530	(23,449)
Income tax expense	2,308	(5,037)	7,536	(8,163)
Income from continuing operations	$4,453	$(9,391)	$13,994	$(15,286)

Ethanol production - gallons (000)	53,592	55,585	160,363	164,013
DDGS/WDGS production - tons (000)	304	304	914	912
Gross margin per gallon of production (cpg)	59.0	16.0	59.0	28.0

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

The Ethanol segment in the 2013 period improved to net income of $4.5 million, compared to a net loss of $9.4 million in the same period of 2012. The improvement in earnings for the period was caused by an improvement in ethanol sales prices and decreased corn costs, partially offset by lower prices for co-products in the current quarter.  Gross margin improved significantly in the current quarter to 59 cpg compared to 16 cpg in the 2012 quarter due to increase in corn costs combined with increased prices for ethanol produced and sold.

Our Hankinson, North Dakota, plant produced 33 million gallons of ethanol in the third quarter of 2013 compared to 32 million gallons in the same period of 2012, which represented an increase of 3.0%. The gross margin per gallon at Hankinson increased 41 cpg in the 2013 period, an increase of 139%. This margin increase, which was partially offset by a decrease in the value of dried distillers’ grains with solubles (“DDGS”) per ton of $41.40, resulted in higher net income period over period for this plant.

On July 17, 2013, the U.S. Environmental Protection Agency (“EPA”) approved the ability of the Hankinson plant to generate RINs on production above 126 million gallons.  Historically, the Hankinson site has demonstrated production rates of 135 million gallons per year because of several capital projects aimed at increasing capacity, including the addition of a fermenter and liquefaction tank.

Our Hereford, Texas facility began operations in early 2011 and we wrote down the carrying value at this facility at year-end 2012 due to expectations at the time of continuing weak margins.  However, operating results at our Hereford facility improved in the 2013 period compared to the same period of 2012. Gross margins on ethanol production increased 42 cpg in 2013 compared to the same period in the prior year. Production of ethanol at this plant improved to 24 million gallons in the 2013 period from 21 million gallons in the 2012 period due to improved performance. Depreciation expense was improved by approximately $0.9 million due to the impairment charge recorded in December 2012 for the Hereford plant.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

The Ethanol segment in the 2013 period improved to net income of $14.0 million, compared to a net loss of $15.3 million in the same period of 2012. The improvement in earnings for the first three quarters was caused by an improvement in ethanol sales prices,  slightly higher prices per ton of the co-products sold and decreased corn costs.  Gross margins improved significantly in the current period to 59 cpg compared to 28 cpg in the 2012 period due to decreased corn costs combined with increased prices for ethanol produced and sold.

Our Hankinson, North Dakota, plant produced 97 million gallons of ethanol in the first three quarters of 2013 compared to 91 million gallons in the same period of 2012 an increase of 5.9%. The gross margin per gallon at Hankinson increased 32 cpg in the 2013 period, an increase of 86%. This margin increase, combined with a significant increase in the value of DDGS per ton resulted in higher net income period over period for this plant.

Operating results at our Hereford, Texas facility improved in the 2013 period compared to the same period of 2012. Gross margins on ethanol production increased from 16 cpg in the 2012 period to 42 cpg in the first three quarters of 2013. Production of ethanol at this plant declined to 64 million gallons in the 2013 period from 73 million gallons in the 2012 period due a period of plant shutdown caused by an extended power outage in February 2013 and limited use of one fermenter at the plant. Depreciation expense was improved by approximately $2.5 million due to the impairment charge recorded in December 2012 for the Hereford plant.

Balance Sheet Information

As of September 30, 2013, the ethanol segment had total assets of $121 million, or 6.5% of total Murphy USA Inc. assets, which was comprised primarily of property, plant and equipment and related inventories to operate the facilities.  Also at September 30, 2013, the ethanol segment had total liabilities of $20 million, or 1.5% of the total liabilities of Murphy USA Inc.

Corporate Expenses/Benefits

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

After-tax net income for Corporate declined in the recently completed quarter to a loss of $3.6 million compared to a loss of $0.1 million in the third quarter of 2012.  This decrease was due to interest expense accrued since the August 2013 issuance of $500 million in Senior Notes and the drawdown of $150 million in term loan under our credit facilities.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Corporate after-tax results worsened in the first nine months of 2013 to a loss of $3.5 million compared to a loss of $1.3 million in the corresponding period in 2012. This decrease was due to increased interest expense in the Corporate segment.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months and nine months ending September 30, 2013 and 2012.  EBITDA means net income (loss) plus or minus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use EBITDA and Adjusted EBITDA in our operational and financial decision-making, believing that such measure is useful to eliminate certain items in order to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations.  Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance.  However, non-GAAP financial measures are not a substitute for GAAP disclosures, and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of dollars)	2013	2012	2013	2012

Net income	$41,729	$11,001	$141,404	$64,510

Income taxes	25,791	8,800	89,640	45,780
Accretion of asset retirement obligations	274	245	821	736
Interest expense, net of interest income	4,361	36	3,838	283
Depreciation and amortization	19,387	19,319	58,502	56,800
EBITDA	91,542	39,401	294,205	168,109

Impairment of properties	-	-	-	-
Gain on sale of assets	(5,972)	(89)	(5,980)	(163)
Other nonoperating income	(50)	(1)	(74)	(22)
Adjusted EBITDA	$85,520	$39,311	$288,151	$167,924

The Company also considers Free Cash Flow in the operation of its business.  Free cash flow is defined as net cash provided by operating activities in a period minus payments for property and equipment made in that period.  Free cash flow is also considered a non-GAAP financial measure.  Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for us in evaluating the Company’s performance.  Free cash flow should be considered in addition to, rather than as a substitute for consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

Numerous methods may exist to calculate a company’s free cash flow.  As a result, the method used by our management to calculate our free cash flow may differ from the methods other companies use to calculate their free cash flow.  The following table provides a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of dollars)	2013	2012	2013	2012

Net cash provided by operating activities	$185,204	$33,697	$369,956	$128,593
Payments for property and equipment	(26,761)	(30,161)	(122,071)	(75,469)
Free cash flow	$158,443	$3,536	$247,885	$53,124

Capital Resources and Liquidity

Significant Sources of Capital

Historically, cash generated from operating activities was our primary source of liquidity combined with support from Murphy Oil through the use of its consolidated U.S. cash management system. In addition, cash proceeds from the sale of our two refineries and related marketing assets in 2011 were passed through to Murphy Oil in partial settlement of intercompany payables.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of marketable securities.

Cash presented on our combined balance sheets prior to the separation represents cash on hand at our retail locations, cash that had not yet been transferred to Murphy Oil and cash held by us at our ethanol manufacturing operations.  We reflected transfers of cash to and from Murphy Oil’s cash management system as a component of net parent investment on our combined balance sheets, and these net transfers of cash were reflected as a financing activity in our combined statements of cash flows.

In connection with the separation, we have obtained borrowing capacity under a new committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, substantially concurrently with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance, a $650 million cash dividend to Murphy Oil in connection with the separation.  At September 30, 2013 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the third quarter is approximately $338 million based on September 30, 2013 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

Because of the opportunities available to us following the separation, including internally generated cash flow and access to capital markets, we believe our short-term and long-term liquidity will be adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $370 million for the nine months ended September 30, 2013 and $129 million for the comparable period in 2012, primarily because of drawdowns of accounts receivable and products inventories from higher seasonal levels in the 2013 period and timing of month end compared to our receivables positions.  Net income improved $77 million in the first nine months of 2013 compared to the corresponding period in 2012 and the amount of cash generated from drawdown of working capital in the 2013 period improved by $162 million.

Investing Activities

For the nine months ended September 30, 2013, cash required by investing activities was $315 million compared to $76 million in the nine months ended September 30, 2012. The higher investing cash use of $239 million was primarily due to a partial payment in January 2013 for land purchased for stations acquired from Walmart in the December 2012 land acquisition agreement and an increase in station construction cost over the same prior year period.

Financing activities

Financing activities for Murphy USA in the nine months ended September 30, 2013 used cash of $47.8 million compared to use of $25.1 million in the nine months ended September 30, 2012. This increased use of cash was due to more cash provided to Murphy Oil due to improved cash generated from operating activities in the 2013 period prior to the separation.

Debt

In connection with the separation, we incurred an aggregate of $650 million in new long-term debt, the proceeds of which we used to finance, a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at September 30, 2013 and December 31, 2012 are as set forth below:

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Loan for electrical facilities at the Hankinson, North Dakota ethanol plant, 6%, due through 2028	$1,136	$1,170
6% senior notes due 2023 (net of unamortized discount of $8,639)	491,361	-
Term loan due 2016 (effective rate of 3.71% at September 30, 2013)	150,000	-
Less current maturities	(48)	(46)
Total long-term debt	$642,449	$1,124

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2013 (the “Senior Notes”) in an aggregate principal amount of $500 million in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain subsidiaries that guarantee our credit facilities. The indenture governing the Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

The Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance, a cash dividend of $650 million to Murphy Oil paid in connection with the separation.

In addition, we have entered into a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resales of the Senior Notes.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.

The borrowing base is expected, at any time of determination, to be an amount (net of reserves) equal to the sum of:

•      100% of eligible cash at such time, plus

•      90% of eligible credit card receivables at such time, plus

•      90% of eligible investment grade accounts, plus

•      85% of eligible other accounts, plus

•      80% of eligible product supply/wholesale refined products inventory at such time, plus

•      75% of eligible retail refined products inventory at such time, plus the lesser of (i) 70% of the average cost of eligible retail merchandise inventory at such time and (ii) 85% of the net orderly liquidation value of eligible retail merchandise inventory at such time.

The ABL facility includes a $75 million sublimit on swingline loans and a $200 million sublimit for the issuance of letters of credit. Swingline loans and letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

•the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the credit agreement.

We are obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of September 30, 2013, our secured leverage ratio and the fixed charge coverage ratio were 0.39 and 2.48, respectively.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of September 30, 2013.

(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$642,497	$15,048	$135,164	$127	$492,158
Operating lease obligations	114,360	14,252	36,985	13,802	49,321
Purchase obligations (b)	138,583	109,814	28,769	-
Asset retirement obligations	107,550	-	-	-	107,550
Other long-term obligations, including interest on long-term debt	334,474	56,694	99,744	61,671	116,365

Total	$1,337,464	$195,808	$300,662	$75,600	$765,394

______________

(a)For additional information, see Note D “Long-Term Debt” in the accompanying unaudited consolidated and combined financial statements.

(b)Primarily includes ongoing new retail station construction in progress at September 30, 2012 and land purchase commitments from Walmart and other landowners. See Note R “Commitments” in the audited consolidated financial statements for the year ending December 31, 2012 included in the Form 10.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. In the Ethanol segment, we invest in projects for our ethanol facilities to ensure the safety of our employees and to improve production processes and increase throughput. We also use sustaining capital in this business as needed to ensure reliability and continued performance of the plant.  Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company. The following table outlines our capital spending and investments by segment for the three month periods ended September 30, 2013 and 2012 and the nine months periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Marketing:
Company stores	$26,053	$19,151	$103,071	$48,897
Terminals	289	-	1,524	915
Sustaining capital	5,396	8,232	15,462	18,543

Ethanol:
Projects	-	2,091	171	5,273
Sustaining capital	386	687	1,461	1,841

Corporate	1,554		7,299

Total	$33,678	$30,161	$128,988	$75,469

We currently expect capital expenditures for the full year 2013 to be approximately $197 million, including $183 million for the retail marketing business,  $2 million for the ethanol facilities, and $7 million for Corporate needs.  See Note R “Commitments” in the audited consolidated financial statements for the year ending December 31, 2012 included in the Form 10. Our expected capital expenditures for the full year 2013 include approximately $9 million of non-recurring costs related to IT infrastructure necessary for us to operate as a stand-alone company. Within our retail marketing spending, we anticipate approximately $19 million will be sustaining capital with the remainder invested in construction of new Company stations.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our latest Form 10 amendment.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10.

In December 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires enhanced disclosures about financial instruments and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement.  The guidance was effective for all interim and annual periods beginning on or after January 1, 2013.  These disclosures are presented in Note K to the consolidated and combined financial statements.

In February 2013, the FASB issued an accounting standards update that requires additional disclosures for reclassification adjustments from accumulated other comprehensive income (AOCI).  These additional disclosures include changes in AOCI balances by component and significant items reclassified out of AOCI.  These disclosures must be presented either on the face of the affected financial statement or in the notes to the financial statements.  The disclosures were effective for the Company beginning in the first quarter of 2013 and are to be provided on a prospective basis.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express management’s current views concerning future events or results, including without limitation our anticipated growth strategy, particularly with respect to our Walmart relationship and plans to build additional sites, and which are subject to inherent risks and uncertainties. Factors that could cause one or more of these forecasted events not to occur include, but are not limited to, a deterioration in the business or prospects of the U.S. retail marketing business, adverse developments in the U.S. retail marketing business’s markets or adverse developments in the U.S. or global capital markets, credit markets or economies generally the volatility and level of crude oil, corn and other commodity prices, the volatility and level of gasoline prices, customer demand for our products, political and regulatory instability, and uncontrollable natural hazards or any of the other factors set forth under the caption “Risk Factors” in this Quarterly Report (including “Risk Factors” incorporated by reference to the Form 10). As a result you should not place undue reliance on forward-looking statements.  If any of the forecasted events does not occur for any reason, our business, results of operation, cash flows and/or financial condition may be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Prior to our separation from Murphy Oil, we participated in Murphy Oil’s centralized cash management program to support and finance our operations as needed. We provided cash to Murphy Oil prior to the separation, based on our operating cash flows generated and Murphy Oil funded our operations and investing activities, as needed.

We entered into new financing arrangements in connection with the separation from Murphy Oil. These financing arrangements included a committed $450 million ABL facility and a $150 million term facility. The credit facilities also provide for a $200 million uncommitted incremental facility. The credit facilities became effective substantially concurrently with the separation. Our primary operating subsidiary, Murphy Oil USA, Inc., incurred $150 million of indebtedness under the term facility, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil paid on the separation date. We expect to use the additional borrowing capacity under the ABL facility from time to time for working capital and other general corporate purposes, including to support our operating model as described herein.

Interest payable on the credit facilities is based on either:

•	the Adjusted LIBO Rate; or

•

the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one-, two-, three-, or six-months as selected by the Borrower in accordance with the terms of the credit agreement.

Assuming a weighted average interest rate of 2.95% for our expected indebtedness under the credit facilities at September 30, 2013, a one-eighth change in the Adjusted LIBO Rate would result in a $187,500 increase/ decrease in our annualized interest expense.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Commodity Price Risk

We are exposed to market risks related to the volatility in the price of crude oil, refined products (primarily gasoline and diesel) and grain (primarily corn) used in our operations. These fluctuations can affect our revenues and purchases, as well as the cost of operating, investing and financing activities. We make limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management.

As described in Note I “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at September 30, 2013 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s ethanol production facilities in Hankinson, North Dakota, and Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have decreased the recorded net asset associated with these derivative contracts by approximately $1.3 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note N “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31 2012 included in the Form 10 and Note I “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements for the three and nine months ended September 30, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.  Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2015 Annual Report on Form 10-K based on a transition period established by the SEC rules applicable to new public companies.  As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting.  We intend to include an evaluation of our internal controls over financial reporting in our 2014 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2013, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note M—Contingencies in the accompanying consolidated and combined financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Form 10.  We have not identified any additional risk factors not previously disclosed in the Form 10.

ITEM 6. EXHIBITS

The Exhibit Index on page 45 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.

            (Registrant)

By _/s/ Donald R. Smith Jr.

Donald R. Smith Jr., Vice President

 and Controller (Chief Accounting Officer

  and Duly Authorized Officer)

November 8, 2013

EXHIBIT INDEX
Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).

3.1*	Murphy USA Inc. Amended and Restated Certificate of Incorporation
3.2*	Murphy USA Inc. Amended and Restated Bylaws
4.1

Indenture (including form of notes), dated August 14, 2013, among Murphy Oil USA, Inc., as the Issuer, Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013).

4.2

Registration Rights Agreement, dated August 14, 2013, among Murphy Oil USA, Inc., Murphy USA Inc., certain subsidiaries of Murphy USA Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013).

10.1	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).
10.2	Transition Services Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).
10.3	Employee Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).
10.4	Trademark License Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).
10.5

Lease Agreement for 200 Peach Street, El Dorado, Arkansas, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).

10.6	Hangar Rental Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s current report on Form 8-K filed September 5, 2013).
10.7

Aircraft Maintenance Labor Pooling Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).

10.8

Airplane Interchange Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).

10.9

Credit Agreement, dated August 30, 2013, among Murphy USA Inc., Murphy Oil USA, Inc., the Borrowing Subsidiaries, the Lenders party thereto and JPMorgan Chase Bank, N.A.(incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013).

10.10	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†.
10.11	Murphy USA Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013) †
10.12	Form of Murphy USA Inc. 2013 Annual Incentive Plan (incorporated by reference to Murphy USA’s Registration Statement on Form 10 (File No. 001-35914) filed July 18, 2013) †
10.13	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013) †
10.14*	Murphy USA Inc. Supplemental Executive Retirement Plan †
10.15*	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement †
10.16*	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement †
10.17*	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement †
10.18*	Form of Murphy USA 2013 Non-Employee Director Award †

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.

† Management contract or compensatory plan or arrangement.