Form 10-K
period 2013-12-31
Murphy USA Inc.
filed 2014-02-28
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-35914

MURPHY USA INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2279221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Peach Street
El Dorado, Arkansas	71730-5836
(Address of principal executive offices)	(Zip Code)

(870) 875-7600

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  __Yes☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  __Yes☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes__  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer  ___  Accelerated filer          Non-accelerated filer ☑  Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of December 31, 2013), based on the closing price on that date of $41.56 was $1,823,677,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2014 was 46,743,633.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 7, 2014 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2013 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Our business consists primarily of marketing of retail motor fuel products and convenience merchandise through a large chain of 1,203 (as of December 31, 2013) retail stations operated by us, almost all of which are in close proximity to Walmart stores. Our retail stations are located in 23 states, primarily in the Southwest, Southeast and Midwest United States. Of these stations, 1,021 are branded Murphy USA and 182 are standalone Murphy Express locations (as of December 31, 2013). Our retail stations under the brand name Murphy USA® participate in the Walmart discount program that we offer at most locations. The Walmart discount program offers a cents-off per gallon purchased for fuel when using specific payment methods as decided by Walmart and us. The amount of the discount offered can vary based on many factors, including state laws. Our Murphy Express branded stations are not connected to the Walmart discount program but are otherwise similar to the Murphy USA sites, including the types of fuel and merchandise offerings available to our customers.

Our business also includes certain product supply and wholesale assets, including product distribution terminals and pipeline positions. As an independent publicly traded company, we believe we are a low-price, high volume fuel retailer selling convenience merchandise through low cost kiosks with key strategic relationships and experienced management.

Murphy USA was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the U.S. retail marketing business that was separated (the “Separation”) from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus certain ethanol production facilities and other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations.  The Separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock. The spin-off was completed in accordance with a separation and distribution agreement (the “Separation and Distribution Agreement”) entered into between Murphy Oil and Murphy USA. Murphy USA is now an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Following the sale of our Hankinson, North Dakota ethanol production facility in December 2013, the operations of the Company are reported as one reporting segment: Marketing, which refers to our U.S. retail marketing operations as described above.  All of the Company’s business operations are conducted in the United States.  In addition to the Marketing reporting segment noted, “Corporate and other assets” activities include interest income, interest expense, and depreciation on certain assets that are not allocated to the Marketing segment and also include our remaining ethanol production facility located in Hereford, Texas.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 31 through 46, F-13, and F-27 to F-28 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we feel give us a competitive advantage over our peers.

Strategic and complementary relationship with Walmart

Of our network of 1,203 retail gasoline stations (as of December 31, 2013), more than 1,000 are situated on prime locations in close proximity to Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our retail stations while our competitively priced gasoline and convenience offerings appeal to our shared customers. We also collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart with respect to our peers. We began our relationship with Walmart in 1996 and in December 2012 we signed an agreement that allows us to build approximately 200 new sites on Walmart locations, which we expect to complete over the next few years. We believe Walmart will continue to serve as a strategic partner as we pursue further organic growth opportunities on existing and new Walmart locations in both our core and adjacent geographies.

Winning proposition with value-oriented consumers

Our competitively priced fuel is a compelling offering for value-oriented consumers. Despite a flat long-term outlook in overall gasoline demand (vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-oriented consumers represent a growing demand segment. In combination with our high traffic locations, our low gasoline prices drive high fuel volumes and gross profit. In addition, we are an industry leader in per-site tobacco sales with our low-priced tobacco products and total store sales per square foot as we also sell a growing assortment of convenience items that complement Walmart’s primary in-store product offering.  We continually provide value opportunities to our  customers such as our cross promotions with soft drink, candy/snack and tobacco partners that offer a fuel discount if certain quantities of products are purchased.

Low cost retail operating model

We operate our retail gasoline stations with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than many of our competitors. A substantial majority of our stations are standardized 208 or 1,200 square foot formats, which we believe have very low capital expenditure and maintenance requirements relative to our competitors. In addition, many of our stations require only one or two attendants to be present during business hours and the majority of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs, on-site costs and labor costs compared to competitors with a larger store format. According to the 2012 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 56% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2012 using the most current published data by the Bureau of Labor Statistics. Our focus on safety and cost advantages translate into a lower fuel breakeven requirement that allows us to weather extended periods of lower fuel margins.

Advantaged fuel supply

We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper’s status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we utilize a “Best Buy” method that dispatches third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume. For example, incremental revenue is generated by capturing and selling Renewable Identification Numbers (RINs) via our capability to source bulk fuel and subsequently blend ethanol and bio-diesel at the terminal level.  We can also optimize the supply chain by shifting non-contractual wholesale volumes to protect retail fuel supply.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions and especially during periods of significant price volatility.

 Resilient financial profile

Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of commodity price volatility and compressed fuel margins. In connection with the Separation, we entered into a new credit facility, borrowed $150 million of term loans thereunder and issued $500 million aggregate principal amount of 6% senior unsecured notes due 2023. We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined growth capital expenditure program through periods of both high and low fuel margins.

Our Business Strategy

Our business strategies reflect a set of coherent choices that leverage our differentiated strengths and capabilities.

Grow organically with Walmart

We intend for our relationship with Walmart to be a key driver of our organic growth over the next several years. We expect to build approximately 200 sites in core markets on or near Walmart locations over the next few years and are evaluating opportunities for additional growth beyond those locations. Approximately 950 of our locations currently participate in our fuel discount program with Walmart which reinforces Walmart’s low-price philosophy. In addition, in the near term, we will seek to rebrand additional Murphy Express sites as Murphy USA and connect these sites to the fuel discount program. We will continue to work with Walmart on the implementation and improvement of the fuel discount program as we believe it is an effective promotional tool for maximizing fuel volumes and investment returns.

Enhance kiosk economics to improve investment returns

We plan to continuously evaluate our kiosk strategy in an effort to maximize our site economics and return on investment. As part of that strategy, we are continually refining our new 1,200 square foot format design to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. For example, we continue to tailor our product offerings to complement the retail selection within Walmart stores, such as offering products in a variety of quantities and sizes, or stock keeping units (SKUs), which are more convenience-oriented. By implementing new merchandising, space management and workforce planning capabilities, we expect to further optimize merchandise revenue, labor needs and overall site returns.

Improve functional infrastructure to lower overhead costs

We believe that we are better positioned to manage our cost structure, execute a more scalable business model and implement certain technology and business efficiency initiatives as an independent company. In order to do this successfully, we will focus heavily on the development of our employees and foster a high performance culture where incentives are aligned with business performance. We believe that through our planned growth and efficiency initiatives, we can achieve reductions in overhead costs to support an overall improvement in our site returns.

Focus product supply and wholesale participation

We plan to continue to focus our product supply and wholesale  efforts on activities that enhance our ability to be a low-price retail fuel leader, by optimizing our fuel supply contracts to capitalize on market dynamics whenever possible and minimizing physical product supply and wholesale  asset ownership. We also intend to allocate capital and human resources only to product supply and wholesale assets that provide a specific retail advantage. In considering strategic alternatives for product supply and wholesale assets that do not directly benefit our retail operations, such as our remaining ethanol production facility, we intend to pursue actions that will maximize shareholder value and enhance our ability to execute on our planned retail strategy.

 Focus on long-term investment

We maintain a portfolio of predominantly fee-simple assets and we believe we have an appropriate debt structure that will allow us to be resilient during times of fuel price and margin volatility. We believe our strong financial position should allow us to profitably execute on our low-cost, high volume retail strategy and our organic growth strategy through periods of both high and low fuel margins. Furthermore, we will consider all alternatives for returning excess earnings or capital with a focus on maximizing shareholder value.

Industry Trends

We operate within the large and growing U.S. retail fueling store industry, which is highly fragmented.  We believe we will continue to benefit from several key industry trends and characteristics, including:

•	Increased sensitivity to gas prices among price conscious consumers, and increasing demand for low-priced fuel sellers;
•	Highly fragmented nature of the industry providing larger chain operators with significant scale advantage; and
•	Increasing consumer traffic around supermarkets and large format hypermarkets, supporting complementary consumer demand at nearby retail fueling and convenience stores.

Corporate Information

Murphy USA was incorporated in Delaware on March 1, 2013 and our business consists of U.S. retail marketing operations.  Our headquarters are located at 200 Peach Street, El Dorado, Arkansas 71730 and our general telephone number is (870) 875-7600.  Our Internet website is www.murphyusa.com.  Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.  Shares of Murphy USA common stock are traded on the NYSE under the ticker symbol “MUSA”.

Description of Our Business

We market fueling products through a network of Company retail stations and unbranded wholesale customers. During 2013, Company stations sold approximately 3.8 billion gallons of motor fuel through our retail outlets.

Below is a table that lists the states where we operate Company-owned stations at December 31, 2013 and the number of stations in each state.

State	No. of stations	State	No. of stations	State	No. of stations
Alabama	68	Kansas	1	New Mexico	9
Arkansas	61	Kentucky	39	Ohio	42
Colorado	6	Louisiana	61	Oklahoma	50
Florida	112	Michigan	23	South Carolina	52
Georgia	81	Minnesota	7	Tennessee	82
Iowa	21	Missouri	46	Texas	253
Illinois	26	Mississippi	50	Virginia	6
Indiana	32	North Carolina	75	Total	1,203

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Number at beginning of period	1,165	1,128	1,099
New construction	39	37	30
Closed	(1)	-	(1)
Number at end of period	1,203	1,165	1,128

In recent years, we have purchased from Walmart the properties underlying 914 of our Company stations. Our December 21, 2012 agreement with Walmart provides for the potential purchase of approximately 200 additional sites. In January 2013, we paid approximately $42 million as a first installment on these land purchases.  Our agreement requires us to obtain Walmart’s approval of our development plans and to indemnify Walmart for certain environmental liabilities. In addition, Walmart has the right to terminate the agreement with respect to certain properties located adjacent to Walmart stores if the sale of any such property to us would result in certain claims or liabilities against Walmart or, in Walmart’s sole discretion, would impair the operation of the related Walmart store.

Each of our owned properties that were purchased from Walmart is also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.

For risks related to our December 2012 agreement with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”

For the remaining fueling stations located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is 10 years at each station, with us holding four successive five-year extension options at each site. A majority of the leased sites have over twenty years of term remaining including renewals. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling all or any portion of a station without first offering to sell all or such portion of the station to Walmart and provides that if Murphy Oil USA, Inc., our wholly-owned and primary operating subsidiary is acquired or becomes a party to any merger or consolidation that results in a material change in management of the stations, Walmart will have the option to purchase the stations at fair market value.

We also have four Murphy USA sites located near Walmart locations where we pay rent to other landowners.

As of December 31, 2013, we have 157 Murphy Express sites where we own the land and 25 locations where we rent the underlying land.

We have numerous sources for our retail fuel supply, including nearly all of the major and large oil companies operating in the U.S. We purchase fuel from oil companies,  independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. Most fuel is purchased by the truckload as needed to replenish supply at our Company stations. Our inventories of fuel on site turn approximately once daily. By establishing motor fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of motor fuel supply disruptions. At some locations, however, there are limited suppliers for fuel in that market and we may have only one supplier. Our refined products are distributed through a few product distribution terminals that are wholly-owned and operated by us and from numerous terminals owned by others. About half of our wholly-owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.

In addition to the motor fuel sold at our Company stations, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. The merchandise we offer includes our private label products, such as an isotonic drink offered in several flavors and a private label energy drink. In 2013, we purchased more than 80% of our merchandise from a single vendor, McLane Company, Inc., a wholly-owned subsidiary of Berkshire Hathaway, Inc.

A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2013 are reported below.

	As of December 31,
	2013	2012	2011	2010	2009
Branded retail outlets:
Murphy USA®	1,021	1,015	1,003	1,001	996
Murphy Express	182	150	125	98	52
Other (1)	-	-	-	116	121
Total	1,203	1,165	1,128	1,215	1,169

Retail marketing:
Fuel margin per gallon (cpg) (2)	13.0	12.9	15.6	11.4	8.3
Gallons sold per store month	268,458	277,001	277,715	306,646	312,493
Merchandise sales revenue per store month	$152,549	156,429	158,144	153,530	137,623
Merchandise margin as a percentage of merchandise sales	13.1%	13.5%	12.8%	13.1%	12.5%

(1)     Represents former Spur locations sold in 2011 as part of the refinery sales recorded as discontinued operations.

(2)     Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas. The Hankinson facility was sold in December 2013.  After the Hankinson facility was sold in December 2013, we reassessed our segments and due to not meeting the aggregation criteria, we have included the remainder of the former Ethanol segment in the prior “Corporate” section which has been renamed “Corporate and other assets”.  Therefore, we have restated our segments for the current period and all prior periods to reflect one remaining reporting segment, Marketing.  The Hereford facility began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations of continued weak margins.  We are currently considering strategic alternatives for the remaining Hereford ethanol facility. As part of this effort, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been determined and this remaining ethanol asset does not meet the criteria for “held for sale” presentation at this time. Therefore, historical financial results for the Hereford plant are included in continuing operations for all periods presented.

For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2013.

Competition

The U.S. petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stations for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on the basis of convenience and consumer appeal. In addition, we may also face competition from other retail fueling stations that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market and Murphy Oil does not supply us with refined products, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations, and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry.

In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail sites compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets, discount club stores and mass merchants, have begun to compete directly with retail gasoline sites. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety.

Market Conditions and Seasonality

Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, as well as changes in competitive conditions in the markets we serve. In addition, our ethanol production operations are impacted by the price of corn, which was elevated in connection with the 2012 growing season and somewhat moderated in 2013 and may be affected by future droughts.

Oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross margins and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season, and typically falls during the winter months. Therefore, our revenues and/or sales volumes are typically higher in the second and third quarters of our fiscal year. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Trademarks

We sell gasoline primarily under the Murphy USA® and Murphy Express brands, which are trademarks of Murphy Oil. The Trademark License Agreement that we entered into with Murphy Oil in connection with the Separation contained a trademark license granting us the right to continue to use such Murphy Oil-owned trademarks throughout the term of that agreement subject to the terms and conditions therein.

 In the highly competitive business in which we operate, our trade names, service marks and trademarks are important to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

IT Systems and Store Automation

All of our Company stations use a standard hardware and software platform for point-of-sale (“POS”) that facilitates item level scanning of merchandise for sales and inventory, and the secure acceptance of all major payment methods – cash, check, credit, debit, fleet and mobile. Our standard approach to large scale and geographically dispersed deployments reduces total IT cost of ownership for the POS and inherently makes the system easier to use, support, and replace. This POS technology strategy reflects close alignment with our growth plan.

The store back office systems run on the same platform as the POS which further leverages economies of scale to keep system costs down. The back office systems are primarily “Intranet” based web applications which are rendered through a standard web browser. These applications are a combination of software as a service (“SaaS”), commercial off the shelf software (“COTS”), and custom software applications developed using modern industry standard tools and methodologies.

Our Company stations use PDI accounting systems to manage fuel and merchandise inventory, place orders, record deposits and transmit sales to the home office. Our Company stations also use COTS workforce management and task management systems for managing store associate labor, schedules, and duties. Sophisticated systems are used to minimize store labor by automating most redundant tasks such as merchandise and fuel pricing on the POS, fuel dispensers, and price signs.

All Company stations are networked to our central servers in the corporate office. Detailed fuel sales transactions and inventory levels are processed and recorded locally, then transmitted to the corporate office each 15 to 30 minutes. The data is then fed into a centralized data warehouse, where it is combined with other sources and used to optimize fuel pricing, streamline fuel inventory management, facilitate loss prevention and optimize supply chain and distribution.

Our corporate services utilize JD Edwards, PDI Enterprise, Hyperion, SOLARC and other enterprise systems for financial reporting, accounts payable, accounts receivable, asset management, payroll, human resources, credit and risk management and other support functions. These enterprise class systems provide significant flexibility in managing corporate and store operations, as well as scalability for growth.

The on-boarding process for the entire enterprise is performed through a SaaS provider. All paperwork and associated workflow is handled electronically which reduces both store and corporate administrative costs.

We invest in disaster recovery, system backups, redundancy, firewall, remote access security and virus and spam protection to ensure a high level of system security and availability. We have systems, business policies and processes around access controls, password expirations and file retention to ensure a high level of control within our IT network.

Environmental

We are subject to numerous federal, state and local environmental laws, regulations and permits. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stations. We operate above ground bulk petroleum tanks at our terminal locations and have either replaced or intend to replace underground product lines at our terminals with overhead pipelines to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be $1.6 million in 2014.

We could be subject to joint and several as well as strict liability for environmental contamination. Many of our current and former properties have been operated by third-parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws, we could be responsible for remediating contamination relating to such sites, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stations, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further cleanup obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help remediate contamination at certain sites. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of hazardous materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. From time to time, we are subject to legal and administrative proceedings governing the remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks. For information regarding our recorded environmental liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Environmental and Other Loss Contingencies.”

Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized new standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation published first-time standards to reduce GHG emissions and fuel consumption of medium and heavy duty trucks. In August 2012, the EPA and NHTSA finalized further mandated decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products.

GHG and other air emissions from our own facilities are also subject to regulation. For example, certain of our fueling stations may be required to install and maintain vapor recovery systems to control emissions of volatile organic compounds to the air during the vehicle fueling process. In addition, we are currently required to report annual GHG emissions from certain of our operations. Any existing or future GHG or other such air emission measures may result in increased compliance costs.

Our business is also subject to increasingly stringent laws and regulations governing the content and characteristics of fuel. For example, the gasoline we sell generally must meet increasingly rigorous sulfur and benzene standards. In addition, renewable fuel standards generally require refiners and gasoline blenders to meet certain volume quotas or obtain representative trading credits for renewable fuels that are established as a percentage of their finished product production. Such fuel requirements and renewable fuel standards may adversely affect our wholesale fuel purchase costs.

Sale of Regulated Products

In certain areas where our retail sites are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and tobacco products to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and tobacco products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and tobacco products is substantial, we have adopted procedures intended to minimize such exposure.

Federally mandated anti-money laundering regulations, specifically the USA PATRIOT Act, which amends the Bank Secrecy Act, dictate the rules and documentation requirements we follow for the sales of money orders. In addition, we are subject to random anti-money laundering compliance audits. We have an anti-money laundering compliance program and have employees of the Company who review certain money order sales transactions to ensure compliance with federal regulations.

We also adhere to the rules governing lottery sales as determined by state lottery commissions in each state in which we make such sales.

Safety

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are currently in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

Other Regulatory Matters

Our retail sites are also subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, fire and other departments relating to the development and operation of retail sites, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new retail site in a particular area.

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves.  Beginning in August 2014, we are required under current laws to provide a system of mandated health insurance with associated non-compliance fees applicable commencing January 2015. These legal requirements could affect our results of operations.

Employees

At December 31, 2013, we had approximately 8,250 employees, including approximately 1,900 full-time employees and 6,350 part-time employees.

Properties

Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. Murphy Oil contributed this building as part of the Separation and currently is a tenant paying rent for its leased space.  We also own and operate another office building in El Dorado, Arkansas that houses a portion of our operations personnel.   We have numerous owned and leased properties for our retail fueling stations as described under “—Description of Our Business,” as well as wholly-owned product distribution terminals and one ethanol production facility.

Website access to SEC Reports

Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy USA Inc.’s website at ir.corporate.murphyusa.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.  Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov.

Item 1A. RISK FACTORS

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K.

Our business, prospects, financial condition, results of operations or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

Risks Relating to our Company

We have limited history operating as an independent public company. We incurred significant costs to create the corporate infrastructure necessary to operate as an independent public company, and we may experience increased ongoing costs in connection with being an independent public company compared to our history prior to the Separation.

We have historically used Murphy Oil’s corporate infrastructure to support our business functions, including information technology systems. The expenses related to establishing and maintaining this infrastructure were spread among all of Murphy Oil’s businesses. Following the Separation and after the expiration of the Transition Services Agreement between us and Murphy Oil in connection with the Separation, we will no longer have access to Murphy Oil’s infrastructure, and we will need to establish and maintain our own. While the majority of these costs were incurred by Murphy Oil prior to the Separation, we have incurred costs since the Separation and expect to continue to incur some such costs to establish and maintain the remaining necessary infrastructure.

Prior to the Separation, Murphy Oil performed many important corporate functions for us, including some treasury and payroll, tax administration and compliance, human resources, compensation and benefits, legal and other services. Following the Separation, Murphy Oil has continued to provide some of these services to us on a transitional basis, generally for a period of up to 18 months, with a possible extension of 6 months, pursuant to the Transition Services Agreement. Murphy Oil may not successfully execute all these functions during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operation and cash flows. In addition, no later than the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical consolidated and combined financial statements or that we have agreed to pay Murphy Oil during the transition period. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, financial condition, results of operations and cash flows.

Since August 30, 2013, we have been directly subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and we expect to be compliant with the applicable requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2014.  This will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of these controls. These reporting and other obligations will place significant demands on our management and our administrative and operational resources, including accounting resources.

In connection with our Separation from Murphy Oil, Murphy Oil has agreed to indemnify us for certain liabilities and we have agreed to indemnify Murphy Oil for certain liabilities. If we are required to act under these indemnities to Murphy Oil, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The Murphy Oil indemnity may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and Murphy Oil may not be able to satisfy its indemnification obligations to us in the future.

Pursuant to the Separation and Distribution Agreement and certain other agreements with Murphy Oil, Murphy Oil has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Murphy Oil for certain liabilities. Indemnities that we may be required to provide Murphy Oil are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Murphy Oil has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of Murphy Oil following the Separation. Further, Murphy Oil may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Murphy Oil any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

Our operations present hazards and risks, which may not be fully covered by insurance, if insured.  If a significant accident or event occurs for which we are not adequately insured, our operations and financial results could be adversely affected.

The scope and nature of our operations present a variety of operational hazards and risks, including explosions, fires, toxic emissions, and natural catastrophes that must be managed through continual oversight and control.  These and other risks are present throughout our operations.  As protection against these hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such risks.  Uninsured losses and liabilities arising from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our financial condition, results of operations and cash flows.

We have debt obligations that could restrict our business and adversely impact our financial condition, results of operations or cash flows; our leverage could increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us in the future.

In connection with the Separation, we borrowed $650 million of new debt, used in part to fund a cash dividend to Murphy Oil immediately prior to the Separation. This level of debt could have significant consequences to our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations.

In addition, our credit facilities and the indenture that governs the notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.

Our leverage may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.  We have below investment-grade ratings from Moody’s and S&P based on our current capital structure. Our credit ratings could be lowered or withdrawn entirely by a ratings agency if, in its judgment, the circumstances warrant. If our existing ratings are lowered, or otherwise we do not obtain an investment grade rating in the future, or if we do and a rating agency were to downgrade us again to below investment grade, our borrowing costs would increase and our funding sources could decrease. Actual or anticipated changes or downgrades in our ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our business, cash flows, financial condition and operating results.

If the distribution from Murphy Oil, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, shareholders and Murphy Oil could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify Murphy Oil for material taxes pursuant to indemnification obligations under the Tax Matters Agreement entered into in connection with the Separation.

Murphy Oil has received a private letter ruling from the IRS substantially to the effect that, among other things, the distribution, together with certain related transactions, will qualify as a transaction that is generally tax-free to Murphy Oil and its stockholders for U.S. federal income tax purposes, and has also received a tax opinion from Davis Polk & Wardwell LLP, counsel to Murphy Oil, to substantially the same effect. The private letter ruling and the tax opinion does rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the private letter ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the private letter ruling does not address all the issues that are relevant to determining whether the distribution will qualify for tax-free treatment. Notwithstanding the private letter ruling and the tax opinion, the IRS could determine the distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

If the distribution fails to qualify for tax-free treatment, in general, Murphy Oil would be subject to tax as if it had sold the Murphy USA common stock in a taxable sale for its fair market value, and Murphy Oil stockholders who received shares of Murphy USA common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. In connection with the distribution, we and Murphy Oil entered into a Tax Matters Agreement that governs our rights and obligations with respect to our respective tax liabilities. Generally, we and Murphy Oil will indemnify each other for taxes attributable to our respective operations, and we will indemnify Murphy Oil from the failure of the distribution to qualify as a distribution under Section 355 of the Code as a result of a breach of certain representations or covenants by us. If we are required to indemnify Murphy Oil under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities.

We may not be able to engage in desirable strategic or capital-raising transactions following the Separation. In addition, under some circumstances, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

In the absence of a supplemental private letter ruling from the IRS or an unqualified opinion from a nationally recognized tax advisor, for the two-year period following the distribution (which was completed on August 30, 2013), we would be prohibited from carrying out a number of transactions that may otherwise be desirable, including:

•	engaging in any transaction involving a merger, consolidation or other reorganization involving shares of our stock;
•	entering into transactions which would result in one or more persons acquiring stock representing a 40% or greater interest in us;
•	disposing of assets used in the U.S. marketing business (other than our ethanol assets or other asset sales in the ordinary course of business);
•	discontinuing the U.S. marketing business or dissolving or liquidating; and

•	repurchasing shares of our common stock, other than pursuant to open-market purchases to further legitimate business purposes.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Risks Relating to Our Business

Volatility in the global prices of oil and petroleum products and general economic conditions that are largely out of our control, as well as seasonal variations in fuel pricing, can significantly affect our operating results.

Our net income is significantly affected by changes in the margins on retail and wholesale gasoline marketing operations. Oil and domestic wholesale gasoline markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect oil supplies and wholesale gasoline costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at oil refineries, sustained increase in global demand or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Our wholesale purchase costs could also be adversely affected by increasingly stringent regulations regarding the content and characteristics of fuel products. Significant increases and volatility in wholesale gasoline costs could result in lower gasoline gross margins per gallon. This volatility makes it extremely difficult to predict the effect that future wholesale cost fluctuations will have on our operating results and financial condition in future periods.

Except in limited cases, we typically do not seek to hedge any significant portion of our exposure to the effects of changing prices of crude oil and refined products. Dramatic increases in oil prices reduce retail gasoline gross margins, because wholesale gasoline costs typically increase faster than retailers are able to pass them along to customers. We purchase refined products, particularly gasoline, needed to supply our U.S. retail marketing stations. Therefore, our most significant costs are subject to volatility of prices for these commodities. Our ability to successfully manage operating costs is important because we have little or no influence on the sales prices or regional and worldwide consumer demand for oil and gasoline. Furthermore, oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross margins and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season, and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues and/or sales volumes are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, recessionary economic conditions, higher interest rates, higher gasoline and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products we sell at our retail sites. Unfavorable economic conditions, higher gasoline prices and unemployment levels can affect consumer confidence, spending patterns and miles driven. These factors can lead to sales declines in both gasoline and general merchandise, and in turn have an adverse impact on our business, financial condition, results of operations and cash flows.

Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart.

At December 31, 2013, our 1,203 Company stations were almost all in close proximity to Walmart stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have a material adverse effect on us, including limiting our future growth. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stations benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

In addition, on December 21, 2012, we entered into an agreement with Walmart to purchase approximately 200 properties for the development of additional retail fueling stations, which we expect to complete over the next few years. As a result, the foregoing risks impact our ability to achieve growth from these additional retail sites. We also rely upon Walmart’s cooperation with us in order to complete the purchases of these additional sites, and our agreement with Walmart requires us to obtain their approval of our development plans before we may purchase any properties from them. See “ – Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business” below.  If our relationship with Walmart deteriorates or Walmart experiences a slowdown in customer traffic or reputational harm, we may not be successful in developing these additional retail sites, and as a result, our financial condition, results of operations and cash flows could be materially and adversely affected.

The current level of additional incremental revenue that is generated from RINs may not be sustainable.

Our revenues are impacted by our ability to generate revenues from activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers ("RINs").  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In recent historical periods, we have benefited by our ability to attain RINs and sell them at favorable prices in the market; however, during the latter part of 2013, we have observed RIN prices that were declining in value from values obtained earlier in the year.  A significant decline in revenues from RINs in future periods could adversely affect our results of operations, and the impact could be material.

We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party supply and transportation of refined products.

We utilize key product supply and wholesale assets, including our pipeline positions and product distribution terminals, to supply our retail fueling stations. Much of our competitive advantage arises out of these proprietary arrangements which, if disrupted, could materially and adversely affect us. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport petroleum or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions. Furthermore, at some of our locations there are very few suppliers for fuel in that market.

 Changes in credit card expenses could reduce our gross margin, especially on gasoline.

A significant portion of our retail sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross margins. Higher gasoline prices result in higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on gasoline purchases that are more expensive as a result of higher gasoline prices are not necessarily accompanied by higher gross margins. In fact, such fees may cause lower gross margins. Lower gross margins on gasoline sales caused by higher credit card fees may decrease our overall gross margin and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.

In recent years, we have purchased from Walmart the properties underlying 914 of our Company stations. Our December 21, 2012 agreement with Walmart provides for the potential purchase of approximately 200 additional sites. Our agreement requires us to obtain Walmart’s approval of our development plans and to indemnify Walmart for certain environmental liabilities. In addition, Walmart has the right to terminate the agreement with respect to certain properties located adjacent to Walmart stores if the sale of any such property to us would result in certain claims or liabilities against Walmart or, in Walmart’s sole discretion, would impair the operation of the related Walmart store. Although we expect to build approximately 200 sites over the next few years, to date, Walmart has terminated the agreement with respect to a few of the properties under the agreement. If we are unable to obtain Walmart’s approval or Walmart terminates the agreement with respect to additional properties, or we are unable to obtain site development permits, we may develop fewer sites than we currently anticipate, and the development of these sites may take longer than we anticipate or may not occur at all. As a result, we can provide no assurance as to the number of sites contemplated by the agreement that we will develop. The failure to develop these sites as currently contemplated for any reason could materially impact our forecasted growth.

In addition, our owned properties that were purchased from Walmart are subject to Easements with Covenants and Restrictions Affecting Land (the “ECRs”) between us and Walmart. The ECRs impose customary restrictions on the use of our properties, which Walmart has the right to enforce. The ECRs also provide that if we propose to sell a fueling station property or any portion thereof (other than in connection with the sale of all or substantially all of our properties that were purchased from Walmart or in connection with a bona fide financing), Walmart has a right of first refusal to purchase such property or portion thereof on similar terms. Subject to certain exceptions (including a merger in which we participate, the transfer of any of our securities or a change in control of us), if we market for sale to a third party all or substantially all of our properties that were purchased from Walmart, or if we receive an unsolicited offer to purchase such properties that we intend to accept, we are required to notify Walmart. Walmart then has the right, within 90 days of receipt of such notice, to make an offer to purchase such properties. If Walmart makes such an offer, for a period of one year we will generally only be permitted to accept third-party offers where the net consideration to us would be greater than that offered by Walmart.

The ECRs also prohibit us from transferring all or substantially all of our fueling station properties that were purchased from Walmart to a “competitor” of Walmart, as reasonably determined by Walmart. The term “competitor” is generally defined in the ECRs as an entity that owns, operates or controls grocery stores or supermarkets, wholesale club operations similar to that of a Sam’s Club, discount department stores or other discount retailers similar to any of the various Walmart store prototypes or pharmacy or drug stores.

Similarly, some of our leased properties are subject to certain rights retained by Walmart. Our master lease agreement states that if Murphy Oil USA, Inc. is acquired or becomes party to any merger or consolidation that results in a material change in the management of the stations, Walmart will have the option to purchase the stations at fair market value. The master lease also prohibits us from selling all or any portion of a station without first offering to sell all or such portion to Walmart on the same terms and conditions. These provisions may restrict our ability to conduct our business on the terms and in the manner we consider most favorable and may adversely affect our future growth.

We currently have one principal supplier for over 80% of our merchandise. A disruption in supply could have a material effect on our business.

Over 80% of our general merchandise, including most tobacco products and grocery items, is currently purchased from a single wholesale grocer, McLane Company, Inc. (“McLane”). We have a contract with McLane through September 2015, but we may not be able to renew the contract when it expires, or on similar terms. Alternative suppliers that we could use may not be immediately available. A disruption in supply could have a material effect on our business, cost of goods sold, financial condition, results of operations and cash flows.

We may be unable to protect or maintain our rights in the trademarks we use in our business.

We expect to use the Murphy USA® and Murphy Express trademarks under the Trademark License Agreement that we entered into with Murphy Oil, which will continue to own those trademarks. Murphy Oil’s actions and our actions to protect our rights in those trademarks may not be adequate to prevent others from using similar marks or otherwise violating our rights in those trademarks. Furthermore, our right to use those trademarks is limited to the marketing business and can be terminated by Murphy Oil upon the occurrence of certain events, such as our uncured material breach, insolvency or change of control.

Capital financing may not always be available to fund our activities.

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. In connection with the Separation, we entered into a credit facility to provide us with available financing for working capital and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our credit facility. Accordingly, we may not be able to obtain the full amount of the funds available under our credit facility to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

We could be adversely affected if we are not able to attract and retain highly qualified senior personnel.

We are dependent on our ability to attract and retain highly qualified senior personnel. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected.

We may be unsuccessful in executing any strategic alternatives that we may pursue for our remaining ethanol production facility.

To better focus the Company’s operations on its retail fuel business, we are currently considering strategic alternatives for our Hereford ethanol facility. As part of this effort, we are evaluating various factors, including the appropriate timing and market conditions. Although we will seek to maximize value in any transaction that we may pursue, we may be unsuccessful in achieving the financial and/or operational objectives of any such transaction. This risk may be exacerbated to the extent we pursue a strategic alternative under unfavorable industry and/or market conditions.

Risks Relating to Our Industry

We operate in a highly competitive industry, which could adversely affect us in many ways, including our profitability, our ability to grow, and our ability to manage our businesses.

We operate in the oil and gas industry and experience intense competition from other independent retail and wholesale gasoline marketing companies and ethanol producers. The U.S. marketing petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stations for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on the basis of convenience and consumer appeal. In addition, we may also face competition from other retail fueling stations that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market and Murphy Oil does not supply us with refined products, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations, and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry. Such competition could adversely affect us, including our profitability, our ability to grow and our ability to manage our business.

In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail sites compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets, discount club stores and mass merchants, have begun to compete directly with retail gasoline sites. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety. Competition from these retailers may reduce our market share and our revenues, and the resulting impact on our business and results of operations could be materially adverse.

Changes in consumer behavior and travel as a result of changing economic conditions, the development of alternative energy technologies or otherwise could affect our business.

In the retail gasoline industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on gasoline and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross margin. Additionally, negative publicity or perception surrounding gasoline suppliers could adversely affect their reputation and brand image, which may negatively affect our gasoline sales and gross margin. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus will positively impact overall retail gross margin.

Similarly, advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) would reduce demand for gasoline. Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may lead to increased use of “green” automobiles. Consequently, attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations and earnings have been and will continue to be affected by worldwide political developments.

Many governments, including those that are members of the Organization of Petroleum Exporting Countries (“OPEC”), unilaterally intervene at times in the orderly market of petroleum and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production. In addition, prices and availability of petroleum, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect our operations and earnings include tax changes, royalty increases and regulations concerning: currency fluctuations, protection and remediation of the environment, concerns over the possibility of global warming being affected by human activity including the production and use of hydrocarbon energy, restraints and controls on imports and exports, safety, and relationships between employers and employees. As a retail gasoline marketing company, we are significantly affected by these factors. Because these and other factors are subject to changes caused by governmental and political considerations and are often made in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on our future operations and earnings.

Our business is subject to operational hazards and risks normally associated with the marketing of petroleum products.

We operate in many different locations around the United States. The occurrence of an event, including but not limited to acts of nature such as hurricanes, floods, earthquakes and other forms of severe weather, and mechanical equipment failures, industrial accidents, fires, explosions, acts of war and intentional terrorist attacks could result in damage to our facilities, and the resulting interruption and loss of associated revenues; environmental pollution or contamination; and personal injury, including death, for which we could be deemed to be liable, and which could subject us to substantial fines and/or claims for punitive damages.

We store gasoline in storage tanks at our retail sites. Our operations are subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our assets such as gasoline terminals and certain retail fueling stations lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer, such as with Hurricanes Katrina and Rita in 2005. Although we expect to maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.

We are subject to various environmental laws and regulations, which could expose us to significant expenditures, liabilities or obligations and reduce product demand.

We are subject to stringent federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous materials; the emission and discharge of such substances into the environment; the content and characteristics of fuel products; the process safety of our facilities; and human health and safety. Pursuant to such environmental laws and regulations, we are also required to obtain permits from governmental authorities for certain of our operations. While we strive to abide by these requirements, we cannot assure you that we have been or will be at all times in compliance with such laws, regulations and permits. If we violate or fail to comply with these requirements, we could be subject to litigation, fines or other sanctions. Environmental requirements, and the enforcement and interpretation thereof, change frequently and have generally become more stringent over time. Compliance with existing and future environmental laws, regulations and permits may require significant expenditures. In addition, to the extent fuel content and characteristic standards increase our wholesale purchase costs, we may be adversely affected if we are unable to recover such costs in our pricing.

 We could be subject to joint and several as well as strict liability for environmental contamination, without regard to fault or the legality of our conduct. In particular, we could be liable for contamination relating to properties that we own, lease or operate or that we or our predecessors previously owned, leased or operated. Substantially all of these properties have or in the past had storage tanks to store motor fuel or petroleum products. Leaks from such tanks may impact soil or groundwater and could result in substantial cleanup costs. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials. In addition to potentially significant investigation and remediation costs, any such contamination, leaks from storage tanks or other releases of hazardous materials can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage.

Our business is also affected by fuel economy standards and greenhouse gas (“GHG”) vehicle emission reduction measures. As such fuel economy and GHG reduction requirements become more stringent over time, consumer demand for our products may be adversely affected. In addition, some of our facilities are subject to GHG regulation. We are currently required to report annual GHG emissions from certain of our operations, and additional GHG emission-related requirements that may affect our business have been finalized or are in various phases of discussion or implementation. Any existing or future GHG emission requirements could result in increased operating costs and additional compliance expenses.

Our expenditures, liabilities and obligations relating to environmental matters could have a material adverse effect on our business, product demand, reputation, results of operations and financial condition.

Future tobacco legislation, campaigns to discourage smoking, increases in tobacco taxes and wholesale cost increases of tobacco products could have a material adverse impact on our retail operating revenues and gross margin.

Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross margin. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers would negatively affect gross margins. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross margin and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our retail operations are subject to extensive government laws and regulations, and the cost of compliance with such laws and regulations can be material.

Our retail operations are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, tobacco and money orders, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business, financial condition, results of operations and cash flows.

In certain areas where our retail sites are located, state or local laws limit the retail sites’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties.

 Regulations related to wages also affect our business. Any appreciable increase in the statutory minimum wage would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash flows.

Further, although we are still evaluating what effect, if any, U.S. health care reform legislation may have on our business, a requirement to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, would likely increase our costs and expenses, and such increases could be significant enough to materially affect our business, financial condition, results of operations and cash flows.

Any changes in the laws or regulations described above that are adverse to us and our properties could affect our operating and financial performance. In addition, new regulations are proposed from time to time which, if adopted, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Future consumer or other litigation could adversely affect our business, financial condition, results of operations and cash flows.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 18 “Contingencies” to the consolidated and combined historical financial statements for the three years ended December 31, 2013 included in this Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.

We rely on our IT systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our IT systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.

In the normal course of our business as a gasoline and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.

 Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly and if securities or industry analysts publish unfavorable research reports about our business or if they downgrade their rating on our common stock, the price of our common stock could decline.

The price at which our common stock trades may fluctuate significantly.  The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to:

•	fluctuations in quarterly or annual results of operations, especially if they differ from our previously announced guidance or forecasts made by analysts;
•	announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;
•	our ability to execute our business plan;
•	competitive environment;
•	regulatory developments;
•	limited analyst coverage; and
•	changes in overall stock market conditions, including the stock prices of our competitors.

Provisions in our Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or prevent a change in control of us.

The existence of some provisions of our Certificate of Incorporation and Bylaws and Delaware law could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:

•	providing for a classified board of directors;
•	providing that our directors may be removed by our stockholders only for cause;
•	establishing supermajority vote requirements for our shareholders to amend certain provisions of our Certificate of Incorporation and our Bylaws;

•

authorizing a large number of shares of stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;

•	prohibiting stockholders from calling special meetings of stockholders or taking action by written consent; and
•

establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at the annual stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

These provisions apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our and our stockholders’ best interests.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Our Bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a preferred judicial forum for disputes with us or our directors, officers or other employees.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our Certificate of Incorporation (including any certificate of designations for any class or series of our preferred stock) or our Bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provision. This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or cost-effective for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

We may not achieve the intended benefits of having an exclusive forum provision if it is found to be unenforceable.

We have included an exclusive forum provision in our Bylaws as described above. However, the enforceability of similar exclusive jurisdiction provisions in other companies’ bylaws or certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the exclusive jurisdiction provision contained in our Bylaws to be inapplicable or unenforceable in such action. Although in June 2013 the Delaware Court of Chancery upheld the statutory and contractual validity of exclusive forum-selection bylaw provisions, the validity of such provisions is not yet settled law under the laws of Delaware. Furthermore, the Delaware Court of Chancery emphasized that such provisions may not be enforceable under circumstances where they are found to operate in an unreasonable or unlawful manner or in a manner inconsistent with a board’s fiduciary duties. Also, it is uncertain whether non-Delaware courts consistently will enforce such exclusive forum-selection bylaw provisions. If a court were to find our choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2013.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K report beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

On January 28, 2014, we received a proposed consent agreement from the U.S. Environmental Protection Agency (“EPA”) that would impose a penalty in excess of $100,000 for the alleged deposition of dredged or fill material into certain wetlands in connection with the development of a new facility in Walton County, Florida.   On February 26, 2014, we executed a final consent agreement that includes a civil penalty of $150,000, and which is currently pending public comment.  We do not anticipate that the resolution of this matter will have a material impact on our results of operations or financial condition.

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 18 “Contingencies” in the accompanying consolidated and combined financial statements for the three years ended December 31, 2013.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

SUPPLEMENTAL INFORMATION;  Executive Officers of the Registrant

The age at January 1, 2014, present corporate office and length of service in office of each of the Company’s executive officers are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 50; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.   Mr. Clyde previously served Booz & Company (and prior to August 2008, Booz Allen Hamilton), in its global energy practice. He joined the firm in 1993 and was elected partner in 2000 holding leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and serving on the firm’s board nominating committee. Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 44; Executive Vice President, Chief Financial Officer and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

John C. Rudolfs – Age 42; Executive Vice President Marketing since August 2013. From 2008 to 2009, Mr. Rudolfs was President of T-Court Investments in Washington D.C. Mr. Rudolfs joined Murphy Oil in 2010 as Vice President, Fuel for Murphy USA Marketing Company, a division of Murphy Oil USA, Inc. with over 15 years of experience in the oil and gas industry. In 2011, he was named Vice President, Real Estate & Business Development and promoted to Executive Vice President, Marketing in 2012. Mr. Rudolfs obtained a Bachelor of Science degree from the United States Naval Academy. He graduated from the United States Navy Supply Corps School with emphasis in Supply Chain Management, Finance, Accounting, and Combat Logistics. He is a retired decorated officer from the United States Navy.

Jeffery A. Goodwin – Age 55; Senior Vice President, Retail Operations since August 2013. Mr. Goodwin joined Murphy Oil in 2001 as District Manager in Jacksonville, Florida. In 2002, he was promoted to Maintenance Manager and transferred to El Dorado. He was promoted to Division Manager in 2003, then to Region Manager in 2006. In 2008, Mr. Goodwin was promoted to Vice President, Retail Operations and to Senior Vice President of Retail Operations in 2012. Mr. Goodwin holds a bachelor’s degree in Business from Widener University.

Marn K. Cheng – Age 48; Senior Vice President, Retail Operations Support since August 2013. Mr. Cheng joined Murphy Oil in 2000 as District Manager in Oklahoma City, Oklahoma. He held several positions within Murphy Oil before being promoted to General Manager, Retail Marketing in 2006. In 2008, he was named Regional Vice President for Murphy USA Marketing Company, a division of Murphy Oil USA, Inc. before serving as Vice President, Retail Operations. He was promoted to Vice President, Renewable Energy for Murphy Oil USA, Inc. in 2009. He returned to the retail marketing division in 2011 as Vice President, Fuels for Murphy USA Marketing Company and was promoted to Senior Vice President of Retail Operations in 2012. Mr. Cheng graduated from Texas Tech University with a bachelor’s degree in Marketing and also holds an MBA from Texas Tech University.

John A. Moore – Age 46; Senior Vice President, General Counsel, and Secretary since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 2,762 stockholders of record as of December 31, 2013.  The following table reflects the high and low sales prices of our common stock for the quarter starting September 2, 2013, the date on which our stock began trading "regular-way" on the NYSE.

	Stock Price
	High	Low
2013
Period from September 2, 2013 through December 31, 2013	46.91	36.12

The declaration and amount of any dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant.

We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2013 and 2012.

The indenture governing the Senior Notes and the credit agreement governing our credit facilities contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 8 “Long-Term Debt” to the accompanying audited consolidated and combined financial statements for the three years ended December 31, 2013.

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 11 “Incentive Plans” to our audited consolidated and combined financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	996,660	$35.13	9,493,964
Equity compensation plans not approved by security holders	-	-	-
Total	996,660	$35.13	9,493,964

(1) Amounts in this column do not take into account outstanding restricted stock units.

(2) Number of shares available for issuance includes 9,022,377 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2013 plus 471,587 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2013.  Assumes each restricted stock unit is equivalent to one share.

(3) On February 12, 2014, the Board of Directors of the Company amended and restated the 2013 Long-Term Incentive Plan to make certain changes.  One of these changes reduced the number of available shares for issuance from 10,000,000 to 5,500,000.  Based on this reduced plan limit, the available remaining shares under this plan would have been 4,522,377 at December 31, 2013 for a combined total of 4,993,964 remaining under all plans.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on August 21, 2013 (the first date at which MUSA common equity was traded on the NYSE) for the Company, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P 400 Midcap Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

MURPHY USA INC.
S&P 500 INDEX
S&P 400 MIDCAP INDEX
122
120
118
116
114
112
110
108
106
104
102
100
98
96
94
100
100
99
99
108
104
103
108
108
107
121
111
109
113
112
111
8/21/2013
8/31/2013
9/30/2013
10/31/2013
11/30/2013
12/31/2013

Item 6.  SELECTED FINANCIAL DATA

(Thousands of dollars, except per share data)	2013	2012	2011	2010	2009
Results of Operations for the Year
Net sales and other operating revenues	$18,083,335	$19,301,308	$18,919,216	$15,356,057	$12,954,868
Net cash provided by operating activities	$356,698	$237,427	$188,373	$355,883	$434,377
Income from continuing operations	$156,326	$86,414	$187,853	$126,069	$36,250
Net income (loss)	$235,033	$83,568	$324,020	$157,441	$65,180
Per Common Share - diluted (1)
Income (loss) from continuing operations	$3.34	$1.85	$4.02	$2.70	$0.78
Income (loss) from discontinued operations	$1.68	$(0.06)	$2.91	$0.67	$0.62
Net income (loss)	$5.02	$1.79	$6.93	$3.37	$1.39

Capital Expenditures for the Year (2)
Marketing	$162,051	$103,152	$77,481	$176,882	$70,951
Corporate and other	9,402	1,344	22,338	4	-
Subtotal	$171,453	$104,496	$99,819	$176,886	$70,951
Discontinued operations	519	7,097	361	4,812	-
Total capital expenditures	$171,972	$111,593	$100,180	$181,698	$70,951

Financial condition at December 31
Current ratio	1.30	1.12	1.19	1.11	1.22
Working capital	$155,899	$88,053	$95,801	$103,651	$150,538
Net property, plant and equipment	$1,190,723	$1,169,960	$1,196,323	$1,166,169	$1,000,797
Total assets (at period end)	$1,881,242	$1,992,465	$1,784,983	$2,978,753	$2,534,544
Long term debt (at period end)	$547,578	$1,124	$1,170	$1,213	$83,253
Stockholders' equity/net parent investment	$656,336	$1,104,451	$1,118,947	$1,808,150	$1,543,824
Long term debt - percent of capital employed	45.5%	0.1%	0.1%	0.1%	5.4%

Notes:

(1)  For the years ended December 31, 2009 through December 31, 2012, the number of diluted shares used at period end for the calculation is based on the number of shares issued at the date of the Separation from Murphy Oil on August 30, 2013.

(2) Does not include acquisition of ethanol plant assets in 2009 and 2010.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated and combined financial statements and notes included in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, “us” and “our” refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.  For periods prior to completion of the Separation from Murphy Oil Corporation (“Murphy Oil” ), these terms refer to Murphy Oil’s U.S. retail marketing business and other assets and liabilities that were contributed to Murphy USA in connection with the Separation, including an allocable portion of Murphy Oil’s corporate costs, on a combined basis.

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2013.

•

   Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2013. It also includes a discussion of our capital structure and available sources of liquidity.

•	Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business consists primarily of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus one remaining ethanol production facility and other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  The Separation was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock.  The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the Separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

We market refined products through a network of retail gasoline stations and unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At December 31, 2013, we had a total of 1,203 Company stations in 23 states, principally in the Southwest, Southeast and Midwest United States.

In conjunction with the Separation, Murphy Oil received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Murphy Oil, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) U.S holders of Murphy Oil common stock upon their receipt of shares of Murphy USA common stock in the distribution, except with respect to cash received in lieu of fractional shares of Murphy USA common stock.

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

The assets and liabilities in these consolidated and combined financial statements at December 31, 2012 have been reflected on a historical basis, as all of the assets and liabilities presented were 100 percent owned by Murphy Oil at December 31, 2012 and represented operations of Murphy USA prior to the Separation. For the period prior to Separation, the consolidated and combined income statements also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to Separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

Actual costs that would have been incurred if Murphy USA had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in operational areas, including information technology and infrastructure.

Subsequent to the Separation, Murphy Oil continues to perform certain of these corporate functions on our behalf, for which we are charged a fee in accordance with the Transition Services Agreement entered into between Murphy Oil and Murphy USA on August 30, 2013 (the “Transition Services Agreement”).  There are also some services that are performed by Murphy USA on behalf of Murphy Oil and these are also being handled in accordance with the Transition Services Agreement.

The consolidated financial statements reflect our financial results for all periods subsequent to the Separation while the combined financial statements reflect our financial results for all periods prior to the Separation.  Accordingly:

•

Our consolidated and combined statement of income and comprehensive income for the year ended December 31, 2013, consists of the consolidated results of Murphy USA for the four months ended December 31, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined income statements and comprehensive income for the years ended December 31, 2012 and 2011 consist entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of Murphy USA, while our combined balance sheet at December 31, 2012 consists of the combined balances of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated and combined statement of cash flows for the year ended December 31, 2013, consists of the consolidated results of Murphy USA for the four months ended December 31, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined statement of cash flows for the years ended December 31, 2012 and 2011, consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated and combined statement of changes in equity for the year ended December 31, 2013, consists of both the combined activity for Murphy Oil’s U.S. retail marketing business prior to August 30, 2013, and the consolidated activity of Murphy USA subsequent to the Separation. Our combined statement of changes in equity for the years ended December 31, 2012 and 2011, consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow and the gross margins we realize on those sales to remain strong, these gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn, and may be affected by future droughts and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. NYMEX crude oil futures as of mid February 2014 have shown minor increases in U.S. crude oil prices in the first quarter 2014 to date.  Margins for U.S. retail marketing weakened in the fourth quarter of 2013 versus the averages achieved in the second and third quarters of 2013 while ethanol margins improved slightly in the fourth quarter 2013 compared to the first three quarters of 2013.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs captured by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action.  In recent historical periods, we have benefited by our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in 2013 versus 2012.  However, during the latter part of 2013, we have observed declining RIN prices.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Income Statements.

In August 2013, in connection with the Separation, we incurred $650 million of new debt from the issuance of senior secured notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the Separation. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At December 31, 2013, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southwest, Southeast, and Midwest United States. The construction program is expected to be completed over approximately three more years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. See “Risk Factors – Risk Relating to Our Business – Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in this Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future development) for the full year 2014 to be approximately $196 million.  We intend to fund our capital program in 2014 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

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

Business Segments

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas. After the Hankinson facility was sold in December 2013, we reassessed our segments and due to its small size, we have included the remainder of the former Ethanol segment in prior “Corporate” section which has been renamed “Corporate and other assets”.  Therefore, we have restated our segments for the current period and all prior periods to reflect one remaining reporting segment, Marketing.  The Hereford facility began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations of continued weak margins in the future.  We are currently considering strategic alternatives for the remaining Hereford ethanol facility. As part of this effort, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been determined and this remaining ethanol asset does not meet the criteria for “held for sale” presentation at this time. Therefore, historical financial results for the Hereford plant are included in continuing operations for all periods presented.

For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2013.

Results of Operations

Consolidated and Combined Results

For the year ended December 31, 2013, the Company reported net income of $235.0 million or $5.02 per diluted share on revenue of $18.08 billion.  Net income was $83.6 million for 2012 or $1.79 per diluted share on $19.30 billion in revenue.

A summary of the Company’s earnings by business segment follows:

(thousands of dollars)	Year ended December 31,
	2013	2012	2011
Marketing	$ 164,013	$ 139,583	$ 188,907
Corporate and other assets	(7,687)	(53,169)	(1,054)
Subtotal	156,326	86,414	187,853
Discontinued operations	78,707	(2,846)	136,167
Net income	$ 235,033	$ 83,568	$ 324,020

Net income for the year ended December 31, 2013 increased compared to the prior year primarily due to:

•	Increased prices for RINs in the 2013 period over the prior year;
•	Income in our remaining ethanol plant operations due to lower corn costs caused by the favorable weather and harvest conditions in the current year along with higher ethanol prices;
•	Slightly improved fuel margins in our retail marketing business; and
•	Sale of Hankinson ethanol subsidiary in December 2013 generated a large gain in discontinued operations.

Net income for 2012 decreased compared to the prior year primarily due to:

•	Weaker fuel margins in our retail marketing business;
•

Losses incurred in our ethanol plant operations due to high corn costs caused by the drought combined with lower ethanol prices and asset impairment charges associated with one of our ethanol plants; and

•	Income from discontinued operations associated with the former refining assets sold in late 2011 did not recur.

2013 versus 2012

Revenues for the year ended December 31, 2013 decreased $1.22 billion, or 6.3%, compared to 2012.  Significant items impacting these results include a decline in the price of retail fuel of 9.9 cents per gallon (cpg), one less month of the Walmart $0.10/$0.15 per gallon discount program, a less favorable wholesale price environment during the year and overall weaker consumer demand partially offset by an increase in total retail fuel volumes sold of 0.8% which is partially attributable to an increased store count.

Cost of sales on a combined basis decreased $1.31 billion, or 7.1%, compared to 2012.  This decline is primarily due to a decrease in the purchase price of motor fuel for both the retail and wholesale locations.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current year.

Selling, general and administrative expenses for the current year have increased $19.9 million, however this number includes $15.4 million of spin related and other one-time, non-recurring charges.  The remainder of the selling, general and administrative cost increases is due primarily to higher allocations of corporate charges from Murphy Oil for the 2013 period compared to the 2012 period for the periods prior to the Separation.

Interest expense is higher in 2013 compared to 2012 due to the issuance in mid-August 2013 of the $500 million Senior Notes to partially fund the cash dividend to Murphy Oil of $650 million paid at the completion of the Separation. In addition, concurrent with the Separation, the Company borrowed $150 million in a term loan under its credit facilities.  As these borrowings did not exist in the prior year, there is a large increase in interest expense that is in line with the transactions closed by management pre-spin.

Gain on sale of assets contains a gain of $6.0 million due to the sale of our North Dakota crude supply assets during the period.  These assets were a holdover from the Superior, Wisconsin refinery that was sold in 2011 and were deemed by management to be non-core to the Company.

Income tax expense increased in the period primarily due to the increase in pre-tax earnings.  The tax rate is at 39.3% for the current year and 42.5% for 2012.   The 2012 effective rate is higher due to losses at the Hereford ethanol plant with no related state benefit that affected the mix of income/loss, which had the effect of raising the effective rate in 2012.

Income from discontinued operations for the current year is $78.7 million, net of tax of $42.3 million compared to a loss of $2.8 million in 2012, net of tax benefit of $1.5 million.  The current year income from discontinued operations contains a gain on sale of the Hankinson ethanol facility of $52.5 million, net of tax of $28.3 million.  The facility was sold in December 2013.

2012 versus 2011

Revenues for 2012 increased $382 million, or 2.0%, compared to 2011.  Significant items impacting these results include an increase in the price of retail fuel of 5.0 cents per gallon (cpg) partially offset by an increase in total fuel volumes on an absolute basis.  Ethanol sales at Hereford were also higher in 2012 versus 2011 by $82.9 million due to higher prices for co-products and increased sales volumes in 2012.

Cost of sales on a combined basis increased $435 million, or 2.4%, compared to 2011.  This increase was primarily due to an increase in the purchase price of motor fuel for both the retail and wholesale locations combined with higher store count in 2012 due to new builds.

Station and other operating expense was higher in 2012 by $18.7 million.  This growth in expenses was primarily due to the increased level of stores in 2012 because 37 sites were opened in 2012 versus 30 stores in 2011 and higher labor and benefits cost was incurred at all stores for 2012 compared to 2011.

Selling, general and administrative expenses for 2012 increased $20.0 million, due primarily to higher allocations of corporate charges from Murphy Oil for 2012 compared to 2011 prior to the Separation.

Impairment expense in 2012 was $61.0 million due to the determination at year end 2012 that the Hereford plant was impaired based on the future price curve and the results of a discounted cash flow analysis.  There was no impairment expense in 2011.

Income tax expense decreased in the period primarily due to the decrease in pre-tax earnings.  The tax rate is at 42.5% for 2012 and 39.6% for 2011.   The 2012 effective rate is higher due to losses at the Hereford ethanol plant that affected the mix of income/loss, which had the effect of raising the effective rate in 2012.

Income from discontinued operations for 2012 is a loss of $2.8 million compared to income of $136.2 million in 2011.  2011 contained the gains on the sale of the Meraux and Superior refineries along with their operating results for that year compared to 2012 which only contained the losses incurred by the Hankinson facility.

Segment Results

Marketing

Net income in the Marketing segment for 2013 increased $24.4 million, or 17.5%, over 2012.  The primary reason for this increase was a significant increase in the value received from the sale of RINs in 2013, together with an increase in volumes from increased store count partially offset by retail fuel pricing pressure.

The table below shows the results for the Marketing segment for the three years ended December 31, 2013 along with certain key metrics for the segment.

(Thousands of dollars, except volume per store month and margins)	Years Ended December 31,
	2013	2012	2011

Revenues
Petroleum product sales	$15,560,317	$16,854,985	$16,586,845
Merchandise sales	2,159,466	2,144,347	2,115,567
Other	94,298	11,708	9,538
Total revenues	$17,814,081	$19,011,040	$18,711,950

Costs and operating expenses
Petroleum product cost of goods sold	15,009,955	16,298,316	15,961,162
Merchandise cost of goods sold	1,877,630	1,855,641	1,851,867
Station and other operating expenses	460,475	447,102	433,821
Depreciation and amortization	71,253	66,913	61,136
Selling, general and administrative	129,600	109,532	90,990
Accretion of asset retirement obligations	1,096	980	877
Total costs and operating expenses	$17,550,009	$18,778,484	$18,399,853

Income from operations	264,072	232,556	312,097

Other income (expense)
Gain (loss) on sale of assets	5,995	(1,005)	(363)
Other nonoperating income	169	91	311
Total other income (expense)	$6,164	$(914)	$(52)

Income from continuing operations
before income taxes	270,236	231,642	312,045
Income tax expense	106,223	92,059	123,138
Income from continuing operations	$164,013	$139,583	$188,907

	Years Ended December 31,
	2013	2012	2011
Gallons sold per store month	268,458	277,001	277,715
Fuel margin (cpg)	13.0	12.9	15.6
Fuel margin $ per store month	$34,998	$35,815	$43,298

Total tobacco sales revenue per store month	$122,094	$127,785	$131,854
Total non-tobacco sales revenue per store month	$30,455	$28,644	$26,290
Total merchandise sales revenue per store month	$152,549	$156,429	$158,144

Merchandise margin $ per store month	$19,909	$21,061	$20,205
Merchandise margin as a percentage of merchandise sales	13.1%	13.5%	12.8%

Store count at end of period	1,203	1,165	1,128
Average retail sites open during the period (store months)	1,180	1,142	1,115

2013 versus 2012

Total fuel volumes for the years ended December 31, 2013 and 2012 were 3.80 billion gallons attributable primarily to an increased store count in the current year.  However, retail fuel volumes in 2013 on an average per store month (APSM) basis were lower by 3.1% compared to 2012.  The decline in retail volumes on an APSM was due to significantly less price volatility year over year, a decrease in the duration of the Walmart discount program year over year, and overall weaker consumer demand.

Total period revenues for the Marketing segment were approximately $17.8 billion in 2013 compared to approximately $19.0 billion in 2012, a decrease of $1.2 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $1.9 billion in 2013 and $2.0 billion in 2012. Total fuel sales volumes per station averaged 268,458 gallons per month in 2013, down 3.1% from 277,001 gallons per month in the prior year. Fuel margin increased slightly in 2013 to 13.0 cpg, compared to 12.9 cpg in the prior year. The slightly higher fuel margins in the period were attributed to periods of decreasing wholesale prices, which caused margins to expand slightly from prior year levels. Total product supply and wholesale margin dollars excluding RINs were $54.2 million in the year ended December 31, 2013 period compared to $65.1 million in 2012.  These product supply and wholesale margin dollars do not include $20.0 million and $18.5 million of combined operating expense and SG&A costs for the years ended December 31, 2013 and 2012, respectively. Also impacting operating income positively in the year ended December 31, 2013 was sale of RINs of $91.4 million compared to $8.9 million in the prior year.  During 2013, 171 million RINs were sold at an average selling price of $0.53 per RIN.

Merchandise sales increased slightly to $2.2 billion in 2013, up $15.1 million from 2012 levels. Merchandise margins decreased 0.4%, from 13.5% in the 2012 period to 13.1% in the current year. This decline in margin was caused by pressure on certain tobacco related product margins, which was partially offset by increased sales of higher margin non-tobacco items sold in our stores. Total non-tobacco sales revenues increased 9.8% and related margin dollars increased 7.0% year over year.  Categories showing the most improvement in the current year include beverages, candy, salty snacks, and lottery/lotto.  On an APSM basis, total merchandise sales were down 2.5% with tobacco products down 4.5%, partially offset by a 6.3% increase in non-tobacco sales.  Total margins on an APSM basis for the year were down 5.5% with tobacco margins down 10.3%, partially offset by a 3.6% increase in non-tobacco margins.  Merchandise margins on an APSM basis in 2013 were slightly lower than in 2012 with a decrease in merchandise sales revenue per store month of 2.5%, which was more than offset by an increased number of stores operating in 2013.

Station and other operating expenses increased $13.4 million in the current year compared to 2012 levels, an increase of 3.0%. This increase was due to higher store counts in the 2013 period. The largest line item increases within station and other operating expenses were salaries, benefits and taxes, maintenance, and environmental charges in the 2013 period compared to the prior year, partially offset by lower credit card fees due to lower sales prices.  Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level only increased 1.9% over 2012 levels.

Depreciation and amortization increased $4.3 million in 2013, an increase of 6.5%. This increase was caused by more stores operating in the 2013 period compared to the prior year.

Selling, general and administrative expenses increased $20.1 million in 2013 compared to 2012. This increase was primarily due to higher corporate overhead costs charged to Murphy USA by Murphy Oil for shared services during the period prior to the spin-off along with higher spin-related and other one-time, non-recurring costs of $15.4 million.

2012 versus 2011

Income from continuing operations for the marketing segment decreased $49.3 million in 2012 compared to 2011. The primary cause of this decline was lower retail fuel margins by 2.7  cpg in 2012 compared to 2011. Fuel sales volumes in 2012 were essentially flat to the prior year on an APSM basis. Total margin on sales of merchandise was up almost 10% compared to prior year as merchandise margins as a percentage of sales increased more than the decline in merchandise sales revenue, partially offset by lower sales per store month.

The marketing segment total revenues were up $299 million in 2012 to $19.0 billion compared to the 2011 amount of $18.7 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2012 and $1.8 billion in 2011. Total fuel sales volumes per station averaged 277,001 gallons per month in 2012, down 0.3% from the prior year amounts. Fuel margins decreased in 2012 to an average of 12.9  cpg, compared to 15.6  cpg in 2011, a decrease of 2.7  cpg or 17.3%. The lower fuel margins were caused by increased wholesale gasoline prices which were not fully recovered through higher prices to customers at the pump.

Within operating revenues, merchandise sales increased $28.8 million in 2012, up 1.4% compared to 2011. On an APSM basis, merchandise revenues decreased 1.1% in 2012 over the comparable prior year period. Total merchandise margins in 2012 were 13.5% of merchandise sales compared to 12.8% in 2011, an increase of 0.7%. Total non-tobacco sales revenues increased 11.6% over the prior year and total non-tobacco margins increased 15.2% over 2011 levels.

Station and other operating expenses increased $13.3 million in 2012 compared to 2011 levels, an increase of 3.1% overall. This increase was partly due to 37 new stores being added in 2012. The largest increases within station operating expenses were for additional salaries and benefits costs for store employees.

Depreciation and amortization in 2012 was up $5.8 million, or 9.4%, over the prior year. This increase was caused by the addition of 29 net stores in 2011 that had a full year of depreciation in 2012 combined with partial year expense for the 37 stores added during 2012.

Selling, general and administrative expenses increased in 2012 by $18.5 million over 2011. This increase was due primarily to higher corporate overhead costs charged to Murphy USA by Murphy Oil for shared services.

Corporate and other assets

2013 versus 2012

After-tax net income for Corporate and other assets improved in 2013 to a loss of $7.7 million compared to a loss of $53.2 million in 2012.  The 2013 year included income from the Hereford plant and was more than offset by the increased interest expense in the Corporate and other assets area due to the debt taken out to pay a cash dividend to Murphy Oil concurrent with the Separation.  This increase in interest expense was due to amounts drawn down since the August 2013 issuance of $500 million in Senior Notes and the drawdown of $150 million in term loan under our credit facilities.  2012 also contained the impairment charge taken on the Hereford plant of $39.6 million, net of tax.

2012 versus 2011

Corporate and other assets loss of $53.2 million in 2012 included $52.0 million of losses related to the Hereford ethanol plant.  Of the $52.0 million, approximately $39.6 million, net of tax, related to an impairment charge on the Hereford facility that was recorded in December 2012 based on a discounted cash flow analysis prepared at then current prices.  In 2011, losses from Corporate and other assets was $1.1 million which consisted almost entirely of corporate expenses.  Corporate costs exclusive of the Hereford operations consisted primarily of depreciation expense on corporate assets such as the Company’s airplane, computer hardware and software, and other miscellaneous assets that was consistent year over year.

Discontinued operations in 2011 related to both the sale of the Meraux, Louisiana and Superior, Wisconsin refineries and Hankinson while 2012 only contained the operations of Hankinson. See Note 4 “Discontinued Operations” in the accompanying audited consolidated and combined financial statements for more information on the disposed assets.

Balance Sheet Information

As of December 31, 2013, the Hereford ethanol subsidiary had total assets of $27.7 million, or 1.5% of our total assets, which was comprised primarily of property, plant and equipment and related inventories to operate the facility.  Also at December 31, 2013, the ethanol subsidiary had total liabilities of $4.1 million, or 0.3% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three years ended December 31, 2013.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use EBITDA and Adjusted EBITDA in our operational and financial decision-making, believing that such measures are useful to eliminate certain items in order to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations.  Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance.  However, non-GAAP financial measures are not a substitute for GAAP disclosures, and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011

Net income	$235,033	$83,568	$324,020

Income taxes	101,351	63,705	122,960
Interest expense, net of interest income	13,410	212	376
Depreciation and amortization	74,130	71,740	64,879
EBITDA	423,924	219,225	512,235

(Income) loss from discontinued operations, net of taxes	(78,707)	2,846	(136,167)
Impairment of properties	-	60,988	-
Accretion of asset retirement obligations	1,096	980	877
(Gain) loss on sale of assets	(5,995)	1,005	363
Other nonoperating income (loss)	(169)	(91)	(311)
Adjusted EBITDA	$340,149	$284,953	$376,997

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

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011

Net cash provided by operating activities	$356,698	$237,427	$188,373
Payments for property and equipment	(164,536)	(104,496)	(99,819)
Free cash flow	$192,162	$132,931	$88,554

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2013, we had $294.7 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.

 Since December 31, 2012, the level of Accounts Receivable and Accounts Payable have decreased significantly due to the cessation of activities with Murphy Oil to market certain crude oil and also due to the sale of our North Dakota crude gathering assets earlier in 2013.  It is not currently anticipated that our total receivables or total payables would approach the 2012 year end levels in the near term.

We obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, substantially concurrently with the Separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance, a $650 million cash dividend to Murphy Oil.  At December 31, 2013 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base is approximately $390 million based on December 31, 2013 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Historically, cash generated from operating activities was our primary source of liquidity combined with support from Murphy Oil through the use of its consolidated U.S. cash management system. In addition, cash proceeds from the sale of our two refineries and related marketing assets in 2011 were passed through to Murphy Oil in partial settlement of intercompany payables.

Cash presented on our combined balance sheets prior to the Separation represented cash on hand at our retail locations, cash that had not yet been transferred to Murphy Oil and cash held by us at our ethanol manufacturing operations at that time.  We reflected transfers of cash to and from Murphy Oil’s cash management system as a component of net parent investment on our combined balance sheets, and these net transfers of cash were reflected as a financing activity in our combined statements of cash flows.

Operating Activities

Net cash provided by operating activities was $356.7 million for the year ended December 31, 2013 and $237.4 million for the comparable period in 2012, an increase of 50.3%, primarily because of improved operating performance and drawdowns of accounts receivable and products inventories in 2013 and timing of month end compared to our receivables positions.  Net income improved $151.5 million in 2013 compared to 2012 and the amount of cash generated from drawdown of working capital in the 2013 period improved by $42.3 million.    Net cash provided by operating activities was $188.4 million in 2011. The primary reason for changes in the amounts between 2012 and 2011 related to a lower use of cash to build working capital compared to the prior year, which was the main driver in the increase of $49.1 million on total operating cash flows.    Included in net cash provided by operating activities were cash flows provided by discontinued operations of $49.7 million in 2013, $1.1 million in 2012, and $179.8 million in 2011. These cash flows provided by discontinued operations were generated from U.S. refining operations prior to their sale on or about December 31, 2011 and from the recently disposed Hankinson ethanol operations in each year.

Investing Activities

For the year ended December 31, 2013, cash provided by investing activities was $12.9 million compared to cash required by investing activities of $112.1 million in 2012. The  investing cash increase of $125.0 million in 2013 was primarily due to proceeds from the sale of Hankinson that resulted in investing cash flows from discontinued operations.  Capital expenditures in 2013 required cash of $164.5 million compared to $104.5 million in 2012.  The primary reason for the increase in capital expenditures in 2013 relates to the land purchase required under the December 2012 agreement with Walmart and an increase in station construction cost over the prior year.

In 2012, cash required by investing activities was $112.1 million while 2011 provided cash from investing activities of $812.9 million due primarily to the sale of the Meraux, Louisiana and Superior, Wisconsin refineries. The 2011 source of cash related to investing activities was the combined $950.0 million received for the two refineries and related crude oil and product inventories. For 2012, virtually all of the cash used for investing activities related to capital expenditures to build 37 retail marketing locations and ethanol plant improvements. In 2011, capital expenditures for continuing operations were $99.8 million, the majority of which related to construction of 30 retail locations.

Financing activities

Financing activities in the year ended December 31, 2013 used cash of $132.2 million compared to use of $104.9 million in the year ended December 31, 2012. This increased use of cash was due to repaying $80.0 million of the term loan borrowed in August 2013 to fund the cash dividend to  Murphy Oil at the separation date.  This was partially offset by less cash provided to Murphy Oil in the 2013 period prior to the Separation. Net cash required by financing activities in 2011 was $1.02 billion. In both 2012 and 2011, virtually all of the change was due to movements in accounts related to the net parent investment between Murphy USA and Murphy Oil. In 2011, $950 million of the total financing cash flow repaid to Murphy Oil was provided by the sale of the two refineries.

 Debt

In connection with the Separation, we incurred an aggregate of $650 million in long-term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at December 31, 2013 and 2012 was as set forth below:

	December 31,
(Thousands of dollars)	2013	2012
Loan for electrical facilities at the Hankinson, North Dakota ethanol plant, 6.00%, due through 2028*	$-	$1,170
6.00% senior notes due 2023 (net of unamortized discount of $8,422)	491,578	-
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	70,000	-
Less current maturities	(14,000)	(46)
Total long-term debt	$547,578	$1,124

* In connection with the sale of Hankinson Renewable Energy, LLC to Guardian Hankinson, LLC on December 19, 2013, the electrical facilities loan payable including current maturities was assumed by the new owners per the sales agreement.

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2023 (the “Senior Notes”) in an aggregate principal amount of $500 million. The Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain subsidiaries that guarantee our credit facilities. The indenture governing the Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

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

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend of $650 million from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the Separation.

In addition, we are party to a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resales of the Senior Notes.

Credit Facilities

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance the $650 million cash dividend to Murphy Oil.  On October 8, 2013, we elected to prepay $15 million on the term facility with our excess available cash from operations.  In addition, we repaid $65 million of the term facility on December 23, 2013, with a portion of the proceeds received from the completed sale of the Hankinson, North Dakota ethanol plant.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2013, our fixed charge coverage ratio and the secured leverage ratio were 1.18 and 0.20, respectively.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2013.

(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$561,578	$14,000	$56,000	$-	$491,578
Operating lease obligations	106,821	10,461	20,183	17,322	58,855
Purchase obligations (b)	143,999	62,198	81,801	-	-
Asset retirement obligations	108,165	-	-	-	108,165
Other long-term obligations, including interest on long-term debt	319,201	52,477	65,245	62,850	138,629

Total	$1,239,764	$139,136	$223,229	$80,172	$797,227

(a)For additional information, see Note 8 “Long-Term Debt” in the accompanying audited consolidated and combined financial statements.

(b)Primarily includes ongoing new retail station construction in progress at December 31, 2013 and commitments to purchase land from Walmart and other landowners. See Note 17 “Commitments” in the audited consolidated and combined financial statements for the year ended December 31, 2013.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. We also use sustaining capital in this business as needed to ensure reliability and continued performance of the plant.  We also invest in our Corporate and other assets segment which is primarily spin-related infrastructure costs that benefit the entire Company along with capital spending at the remaining Hereford ethanol plant. The following table outlines our capital spending and investments by segment for the three years ended December 31, 2013:

	2013	2012	2011
Marketing:
Company stores	$141,221	$72,895	$48,626
Terminals	2,251	-	2,965
Sustaining capital	18,579	30,257	25,890

Corporate and other assets	9,402	1,344	22,338

Discontinued operations	519	7,097	361

Total	$171,972	$111,593	$100,180

We currently expect capital expenditures for the full year 2014 to be approximately $196 million, including $183 million for the retail marketing business,  $2 million for the remaining ethanol facility, $4 million for product supply and wholesale operations and $7 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated and combined financial statements for the three years ended December 31, 2013 included in this Annual Report on Form 10-K. Within our retail marketing spending, we anticipate approximately $12 million will be sustaining capital with the remainder invested in construction of new Company stations.

Critical Accounting Policies

Impairment of Long-Lived Assets

Individual retail sites are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent negative cash flow for a twelve-month period for those retail sites that have been open in the same location for a sufficient period to allow for meaningful analysis of ongoing results. We also monitor other factors when evaluating retail sites for impairment, including individual site execution of operating plans and local market conditions.

When an evaluation is required, the projected future undiscounted cash flows to be generated from each retail site over its remaining economic life are compared to the carrying value of the long-lived assets of that site to determine if a write-down of the carrying value to fair value is required. When determining future cash flows associated with an individual retail site, we make assumptions about key variables such as sales volume, gross margins and expenses. Cash flows vary for each retail site year to year. Changes in market demographics, traffic patterns, competition and other factors impact the overall operations of certain of our individual retail site locations. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material change in the methodology used to estimate future cash flows of retail site locations during the past three years.

Our impairment evaluations are based on assumptions we deem to be reasonable. If the actual results of our retail sites are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practical due to the significant number of assumptions involved in the estimates.

Environmental and Other Loss Contingencies

For loss contingencies including environmental and legal matters, a provision is charged to expense when the loss is probable and the cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental, and other contingency matters. In addition, we often must estimate the amount of such losses. We closely monitor known and potential legal, environmental, and other contingency matters, and make our best estimate of the amount of losses and when they should be recorded based on available information.

Our operations are subject to stringent environmental laws, regulations and permits. These requirements, and the enforcement and interpretation thereof, change frequently and have generally become more stringent over time. Compliance with existing and future environmental laws, regulations and permits may require significant expenditures. In addition, we incur ongoing costs to address contamination at certain of our current and former terminals and retail fueling stations. As of December 31, 2013, 2012, and 2011 our environmental liabilities were $5.5 million, $3.3 million and $2.0 million, respectively. These environmental liabilities represent our estimates for future expenditures to address certain known contamination, based on current regulations, historical results and certain other factors. For more information regarding environmental matters, see “Business—Environmental.” Environmental reserves are based on internal and external estimates of costs to remediate sites. Factors considered in the estimates of the reserves are expected costs and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. The adequacy of the liability is adjusted periodically based on factual developments, including the discovery of additional contamination, the imposition of further cleanup obligations and changes in governmental policies and regulations. See also Note 18 “Contingencies” in the accompanying consolidated and combined audited financial statements for the three years ended December 31, 2013.

Tax Matters

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities that cannot be predicted at this time. In addition, we have received claims from various jurisdictions related to certain tax matters. Tax liabilities include potential assessments of penalty and interest amounts.

We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Note 10 “Income Taxes” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2013 for a further discussion of our tax liabilities.

Asset Retirement Obligations

We operate above ground and underground storage tanks at our facilities. We recognize the estimated future cost to remove these underground storage tanks (“USTs”) over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to cost of the property and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.

We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2013, 2012, or 2011. See also Note 9 “Asset Retirement Obligation” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express management’s current views concerning future events or results, including without limitation our anticipated growth strategy, particularly with respect to our Walmart relationship and plans to build additional sites, and our ability to generate revenues, including through the sale of RINs, which are subject to inherent risks and uncertainties. Factors that could cause one or more of these forecasted events not to occur include, but are not limited to, a deterioration in the business or prospects of the U.S. retail marketing business, adverse developments in the U.S. retail marketing business’s markets or adverse developments in the U.S. or global capital markets, credit markets or economies generally the volatility and level of crude oil, corn and other commodity prices, the volatility and level of gasoline prices, customer demand for our products, disruptions in our relationship with Walmart, political and regulatory developments that may be adverse to us, and uncontrollable natural hazards or any of the other factors set forth under the caption “Risk Factors” in this Annual Report on Form 10-K. As a result you should not place undue reliance on forward-looking statements.  If any of the forecasted events does not occur for any reason, our business, results of operation, cash flows and/or financial condition may be materially adversely affected.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a committed $450 million ABL facility and a $150 million term facility,as well as a $200 million uncommitted incremental facility. We borrowed $150 million under the term facility in August 2013, and repaid $80 million in the fourth quarter of 2013.  As of December 31, 2013, we had $70 million of term debt outstanding, and no outstanding revolver debt. We expect to use the additional borrowing capacity under the ABL facility from time to time for working capital and other general corporate purposes, including to support our operating model as described herein.

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

Assuming a weighted average interest rate of 3.00% for our indebtedness under the credit facilities at December 31, 2013, a one-eighth change in the Adjusted LIBO Rate would result in a $87,500 increase/ decrease in our annualized interest expense.

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

As described in Note 13 “Financial Instruments and Risk Management” in the accompanying audited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at December 31, 2013 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net liability associated with these derivative contracts by approximately $1.0 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited consolidated and combined financial statements for the three year period ended December 31 2013 included in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-41, which follow the exhibit index of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.  This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financing reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly

public companies.   We are required to include an evaluation of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2014..

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2014 under the captions “Election of Directors” and “Committees”.

Murphy USA has adopted a Code of Business Conduct and Ethics, which can be found under the Corporate Governance tab at http://ir.corporate.murphyusa.com.  Stockholders may also obtain free of charge a copy of the Code of Business Conduct and Ethics by writing to the Company’s Secretary at P.O. Box 7300, El Dorado, AR 71730-5836.  Any future amendments to or waivers of the Company’s Code of Business Conduct and Ethics will be posted on the Company’s Internet Web site.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2014 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2014 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2014 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2014 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	F-41

All other financial statement schedules are omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits – The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed, or that are incorporated by reference.  Exhibits other than those listed have been omitted since they either are not required or are not applicable.

EXHIBIT INDEX
Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

3.1	Murphy USA Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)
3.2	Murphy USA Inc. Amended and Restated Bylaws (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)
4.1

Indenture (including form of notes), dated August 14, 2013, among Murphy Oil USA, Inc., as the Issuer, Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013)

4.2

Registration Rights Agreement, dated August 14, 2013, among Murphy Oil USA, Inc., Murphy USA Inc., certain subsidiaries of Murphy USA Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013)

10.1	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.2	Transition Services Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.3	Employee Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.4	Trademark License Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.5

Lease Agreement for 200 Peach Street, El Dorado, Arkansas, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

10.6	Hangar Rental Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s current report on Form 8-K filed September 5, 2013)
10.7

Aircraft Maintenance Labor Pooling Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

10.8	Airplane Interchange Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.9

Credit Agreement, dated August 30, 2013, among Murphy USA Inc., Murphy Oil USA, Inc., the Borrowing Subsidiaries, the Lenders party thereto and JPMorgan Chase Bank, N.A.(incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

10.10	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.11*	Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February12, 2014)†
10.12*	Form of Murphy USA Inc. 2013 Annual Incentive Plan, as amended and restated effective as of February12, 2014)†
10.13	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.14	Murphy USA Inc. Supplemental Executive Retirement Plan (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.15	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
10.16	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.17	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.18	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
12*	Computation of Ratio of Earnings to Fixed Charges
21*	List of Subsidiaries of Murphy USA
23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 28, 2014
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on

February 28, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ Christoph Keller, III
R. Madison Murphy, Chairman and Director	Christoph Keller, III, Director

/s/ R. Andrew Clyde	/s/ James W. Keyes
R. Andrew Clyde, President and Chief	James W. Keyes, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Diane. N. Landen
Claiborne P. Deming, Director	Diane. N. Landen, Director

/s/ Thomas M. Gattle, Jr.	/s/ Jack T. Taylor
Thomas M. Gattle, Jr, Director	Jack T. Taylor, Director

/s/ Robert A. Hermes	/s/ Mindy K. West
Robert A. Hermes, Director	Mindy K. West, Executive Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ Fred L. Holliger	/s/ Donald R. Smith, Jr.
Fred L. Holliger, Director	Donald R. Smith, Jr.
Vice President and Controller
(Principal Accounting Officer)

REPORT OF MANAGEMENT

The management of Murphy USA Inc. is responsible for the preparation and integrity of the accompanying consolidated and combined financial statements and other financial data.  The statements were prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances and include some amounts based on informed estimates and judgments, with consideration given to materiality.

An independent, registered public accounting firm, KPMG LLP, has audited the Company’s consolidated and combined financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent opinion about the Company’s consolidated and combined financial statements.  The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders.   KPMG LLP’s opinion covering the Company’s consolidated and combined financial statements can be found on page F-2.

The Board of Directors appoints an Audit Committee annually to implement and to support the Board’s oversight function of the Company’s financial reporting, accounting policies, internal controls and independent registered public accounting firm.  This Committee is composed solely of directors who are not employees of the Company.  The Committee meets routinely with representatives of management, the Company’s audit staff and the independent registered public accounting firm to review and discuss the adequacy and effectiveness of the Company’s internal controls, the quality and clarity of its financial reporting, the scope and results of independent and internal audits, and to fulfill other responsibilities included in the Committee’s Charter.  The independent registered public accounting firm and the Company’s audit staff have unrestricted access to the Committee, without management presence, to discuss audit findings and other financial matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

We have audited the accompanying consolidated and combined balance sheets of Murphy USA Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated and combined income statements, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated and combined financial statements, we have also audited financial statement Schedule II.  These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Murphy USA Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined  financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Houston, Texas

February 28, 2014

Murphy USA Inc.

Consolidated and Combined Balance Sheets

	December 31,
(Thousands of dollars)	2013	2012

Assets
Current assets
Cash and cash equivalents	$294,741	$57,373
Accounts receivable—trade, less allowance for doubtful accounts
of $4,456 in 2013 and $4,576 in 2012	193,181	529,023
Inventories, at lower of cost or market	179,055	217,394
Prepaid expenses and other current assets	15,439	18,172
Total current assets	682,416	821,962
Property, plant and equipment, at cost less accumulated depreciation and amortization of $655,360 in 2013 and $590,568 in 2012	1,190,723	1,169,960
Deferred charges and other assets	8,103	543
Total assets	$1,881,242	$1,992,465

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
Current maturities of long-term debt	$14,000	$46
Trade accounts payable and accrued liabilities	433,228	705,487
Income taxes payable	72,146	15,605
Deferred income taxes	7,143	12,771
Total current liabilities	526,517	733,909
Long-term debt	547,578	1,124
Deferred income taxes	114,932	129,825
Asset retirement obligations	17,130	15,401
Deferred credits and other liabilities	18,749	7,755
Total liabilities	1,224,906	888,014

Stockholders' Equity/Net Investment
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares at
December 31, 2013, 46,743,633 shares issued and
outstanding at December 31, 2013)	467	-
Additional paid in capital (APIC)	548,293	-
Net investment by parent	-	1,104,451
Retained earnings	107,576	-
Total stockholders' equity/net investment	656,336	1,104,451
Total liabilities and stockholders' equity/net investment	$1,881,242	$1,992,465

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Income Statements

	Years Ended December 31,
(Thousands of dollars except per share amounts)	2013	2012	2011
Revenues
Petroleum product sales (a)	$15,560,317	$16,854,985	$16,586,845
Merchandise sales	2,159,466	2,144,347	2,115,567
Ethanol sales and other	363,552	301,976	216,804
Total revenues	18,083,335	19,301,308	18,919,216
Costs and operating expenses
Petroleum product cost of goods sold (a)	15,009,955	16,298,316	15,910,606
Merchandise cost of goods sold	1,877,630	1,855,641	1,851,867
Ethanol cost of goods sold	228,899	269,168	225,197
Station and other operating expenses	493,703	480,109	461,416
Depreciation and amortization	74,130	71,740	64,879
Impairment of properties	-	60,988	-
Selling, general and administrative	132,999	113,122	93,133
Accretion of asset retirement obligations	1,096	980	877
Total costs and operating expenses	17,818,412	19,150,064	18,607,975
Income from operations	264,923	151,244	311,241
Other income (expense)
Interest income	1,099	172	32
Interest expense	(14,509)	(384)	(408)
Gain (loss) on sale of assets	5,995	(1,005)	(363)
Other nonoperating income	169	92	311
Total other income (expense)	(7,246)	(1,125)	(428)
Income from continuing operations before income taxes	257,677	150,119	310,813
Income tax expense	101,351	63,705	122,960
Income from continuing operations	156,326	86,414	187,853
Income (loss) from discontinued operations, net of income taxes	78,707	(2,846)	136,167
Net Income	$235,033	$83,568	$324,020

Earnings per share - basic:
Income from continuing operations	$3.34	$1.85	$4.02
Income (loss) from discontinued operations	1.68	(0.06)	2.91
Net Income - basic	$5.03	$1.79	$6.93

Earnings per share - diluted:
Income from continuing operations	$3.34	$1.85	$4.02
Income (loss) from discontinued operations	1.68	(0.06)	2.91
Net Income - diluted	$5.02	$1.79	$6.93

Weighted-average shares outstanding (in thousands):
Basic	46,743	46,743	46,743
Diluted	46,858	46,743	46,743

Supplemental information:
(a) Includes excise taxes of:	$1,884,035	$1,962,660	$1,831,550

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011
Operating Activities
Net income	$235,033	$83,568	$324,020
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	(78,707)	2,846	(136,167)
Depreciation and amortization	74,130	71,740	64,879
Amortization of deferred major repair costs	575	163	-
Deferred and noncurrent income tax charges (credits)	(7,262)	(16,463)	22,948
Impairment of properties	-	60,988	-
Accretion on discounted liabilities	1,096	980	879
Pretax (gains) losses from sale of assets	(5,995)	1,005	363
Net decrease (increase) in noncash operating working capital	74,865	32,553	(271,046)
Other operating activities-net	13,215	(1,088)	2,673
Net cash provided by continuing operations	306,950	236,292	8,549
Net cash provided by discontinued operations	49,748	1,135	179,824
Net cash provided by operating activities	356,698	237,427	188,373
Investing Activities
Property additions	(164,536)	(104,496)	(99,819)
Proceeds from sale of assets	6,113	364	363
Expenditures for major repairs	(726)	(250)	-
Other investing activities - net	52	-	2,453
Investing activities of discontinued operations
Sales proceeds	173,118	-	950,010
Other	(1,129)	(7,706)	(40,127)
Net cash provided by (required by) investing activities	12,892	(112,088)	812,880
Financing Activities
Repayments of long-term debt	(81,170)	(42)	(42)
Additions to long-term debt	641,250	-	-
Cash dividend to former parent	(650,000)	-	-
Debt issuance costs	(6,693)	-	-
Net distributions to former parent	(35,609)	(104,811)	(1,021,038)
Net cash required by financing activities	(132,222)	(104,853)	(1,021,080)
Net increase in cash and cash equivalents	237,368	20,486	(19,827)
Cash and cash equivalents at January 1	57,373	36,887	56,714
Cash and cash equivalents at December 31	$294,741	$57,373	$36,887

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2010	-	$-	$-	$1,808,150	$-	$1,808,150
Net income	-	-	-	324,020	-	324,020
Net transfers to/between former parent	-	-	-	(1,013,223)	-	(1,013,223)
Balance as of December 31, 2011	-	-	-	1,118,947	-	1,118,947
Net income	-	-	-	83,568	-	83,568
Net transfers to/between former parent	-	-	-	(98,064)	-	(98,064)
Balance as of December 31, 2012	-	-	-	1,104,451	-	1,104,451
Net income	-	-	-	127,457	107,576	235,033
Dividend paid to former parent	-	-	-	(650,000)	-	(650,000)
Net transfers to/between former parent	-	-	-	(36,062)	-	(36,062)
Issuance of stock at the separation and distribution	46,743,316	467	(467)	-	-	-
Reclassification of net parent investment to APIC	-	-	545,846	(545,846)	-	-
Issuance of common stock	317	-	-	-	-	-
Share-based compensation expense	-	-	2,914	-	-	2,914
Balance as of December 31, 2013	46,743,633	$467	$548,293	$-	$107,576	$656,336

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — The business of Murphy USA Inc. (“Murphy USA” or the “Company”) and its subsidiaries primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil” ), plus certain ethanol production facilities and other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock. The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At December 31, 2013, Murphy USA had a total of 1,203 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota. The facility was originally designed to produce 110 million gallons of corn-based ethanol per year. Expansion of the plant occurred during 2012, bringing the overall ethanol production capacity to 135 million gallons per year and the plant was sold in December 2013 with all its financial results now being presented as discontinued operations. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

The assets and liabilities in these consolidated and combined financial statements at December 31, 2012 have been reflected on a historical basis, as if all of the assets and liabilities presented were 100 percent owned by Murphy Oil at December 31, 2012 and represented operations of Murphy USA prior to the separation.  For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding the allocation of general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

Actual costs that would have been incurred if Murphy USA had been a stand-alone company for the period prior to separation would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. As a result, the consolidated and combined results of operations for the three years ended December 31, 2013, are not necessarily indicative of the results that may be experienced in the future.

Note 2 – Significant Accounting Policies

PRINCIPLES OF COMBINATION – These consolidated and combined financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Murphy USA Inc. and selected subsidiaries, and certain assets, liabilities, and expenses of Murphy Oil Corporation for all periods prior to August 30, 2013. All significant intercompany accounts and transactions within the consolidated and combined entity have been eliminated.

REVENUE RECOGNITION – Revenues from sales of refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer, which may include related party sales to other subsidiaries of Murphy Oil. Title transfer for bulk refined products generally occur at pipeline custody points or upon truck loading at product terminals. Refined products sold at retail stations are recorded when the customer takes delivery at the pump. Merchandise revenues are recorded at the point of sale. Rebates from vendors are recognized as a reduction of cost of goods sold when the related inventory item is sold. Incentives that are derived from contractual provisions are accrued based on past experience, when estimable, and are recognized in cost of goods sold.

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangement based on location or quality differences. The Company accounts for such transactions on a net basis in its Consolidated and Combined Income Statements.

SHIPPING AND HANDLING COSTS – Costs incurred for the shipping and handling of motor fuel are included in Petroleum product cost of goods sold in the income statement. Costs incurred for the shipping and handling of convenience store merchandise are included in Merchandise cost of goods sold in the income statement.

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in revenues and costs and operating expenses in the Combined Income Statements. Excise taxes on petroleum products collected and remitted were $1,884,035,000 in 2013, $1,962,660,000 in 2012, and $1,831,550,000 in 2011.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have an original maturity of three months or less from the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES – The Company classifies investments in marketable securities as available-for-sale or held-to-maturity.  The Company does not typically classify any investments as trading.  Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income.  Held-to-maturity securities are recorded at amortized cost.  Premiums and discounts are amortized or accreted into earnings over the life of the related available-for-sale or held-to-maturity security.  Dividend and interest income is recognized when earned.  Unrealized losses considered to be other than temporary are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  The fair value of investment securities is determined by available market prices.

ACCOUNTS RECEIVABLE – The Company’s accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable primarily consists of amounts owed to the Company from credit card companies and by customers for sales of refined petroleum products and ethanol. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables. The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers and historical write-off experience. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

INVENTORIES – Inventories of most finished products are valued at the lower of cost, generally applied on a last-in, first-out (“LIFO”) basis, or market. Any increments to LIFO inventory volumes are valued based on the first purchase price for these volumes during the year. Merchandise inventories held for resale are carried at average cost. Materials and supplies are valued at the lower of average cost or estimated value. Distillers dried grain with solubles (“DDGS”), wet distillers grain with solubles (“WDGS”) and corn inventories are valued at the lower of cost, applied on a first-in, first-out (“FIFO”) basis, or market.

VENDOR ALLOWANCES AND REBATES – Murphy USA receives payments for vendor allowances, volume rebates and other related payments from various suppliers of its convenience store merchandise. Vendor allowances for price markdowns are credited to merchandise cost of goods sold during the period the related markdown is recognized. Volume rebates of merchandise are recorded as reductions to merchandise cost of goods sold when the merchandise qualifying for the rebate is sold. Slotting and stocking allowances received from a vendor are recorded as a reduction to cost of sales over the period covered by the agreement.

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Ethanol plants, gasoline stations and other assets are depreciated over 3 to 45 years by individual unit on the straight-line method. Gains and losses on asset disposals or retirements are included in income as a separate component of other income.

IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.

TURNAROUNDS – Primary processing units are scheduled for major maintenance activities known as turnarounds at periodic intervals at the Company’s ethanol plant. Turnaround work associated with various other less significant units at the Company’s facilities will vary depending on operating requirements and events. The Company defers turnaround costs incurred and amortizes such costs through Station and other operating expenses over the period until the next scheduled turnaround. All other maintenance and repairs are expensed as incurred.

ASSET RETIREMENT OBLIGATIONS – The Company records a liability for asset retirement obligations (“ARO”) equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. The ARO liability is estimated using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling service stations and site restoration are charged against the related liability. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability is recognized as a gain or loss in the Company’s earnings.

ENVIRONMENTAL LIABILITIES – A liability for environmental matters is established when it is probable that an environmental obligation exists and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.

INCOME TAXES – The Company accounts for income taxes using the asset and liability method as if Murphy USA was a separate tax payer rather than a member of Murphy Oil’s consolidated income tax return. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

The Company’s results of operations were included in the consolidated federal income tax return of Murphy Oil prior to the separation, while in most cases, these results have been included in the various state tax returns of Murphy USA historically. For these financial statements, federal and state income taxes have been computed and recorded as if the Company filed separate federal and state income tax returns. Federal and state income tax benefits of operating losses generated are recognized to the extent that they could be expected to reduce federal income tax expense for the Company via a carryback to a previous year or carried forward for use in a subsequent year. The calculations of current and deferred income taxes, therefore, require use of certain assumptions, allocations and estimates that management believes are reasonable to reflect the Company’s income taxes as a stand-alone taxpayer. The Company has elected to classify any interest expense and penalties related to the underpayment of income taxes in Income tax expense in the Consolidated and Combined Income Statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated and Combined Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income until the hedged item is recognized in earnings. When the income effect of the underlying cash flow hedged item is recognized in the Statement of Income, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings. Ineffective portions of a cash flow hedge derivative’s change in fair value are recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in other comprehensive income is recognized immediately in earnings. See Note 13 and Note 16 for further information about the Company’s derivatives.

STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock and restricted stock units is determined based on a combination of management assumptions for awards issued subsequent to the separation from Murphy Oil and the previously calculated fair market value of awards that were replaced with Murphy USA awards in connection with the separation. Murphy Oil used the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of Murphy Oil’s common stock prices. Murphy Oil used both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the respective vesting period of two or three years. Murphy Oil used a Monte Carlo valuation model to determine the fair value of performance-based restricted stock and restricted stock units and the related expense is recognized over the three-year vesting period. Management estimates the number of stock options and performance-based restricted stock and restricted stock units that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 11 for a discussion of the basis of allocation of such costs.

NET INVESTMENT BY FORMER PARENT– The Net investment by former parent represents a net balance reflecting Murphy Oil’s initial investment in the Company and subsequent adjustments resulting from the operations of the Company and various transactions between the Company and Murphy Oil. The balance is the result of the Company’s participation in Murphy Oil’s centralized cash management program under which all the Company’s cash receipts are remitted to Murphy Oil and all cash disbursements are funded by Murphy Oil. The net balance includes amounts due from or owed to Murphy Oil. Other transactions affecting the Net investment by Murphy Oil include general and administrative expenses incurred by Murphy Oil and allocated to the Company. There are no terms of settlement or interest charges associated with the Net investment by Murphy Oil balance. Changes in amounts owed to or due from Murphy Oil are included in financing activities in the Statements of Cash Flows.

USE OF ESTIMATES – In preparing the financial statements of the Company in conformity with U.S. GAAP, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Note 3 — Related-Party Transactions

Related-party transactions of the Company include the allocation of certain general and administrative costs from Murphy Oil to the Company and payment of interest expense to or receipt of interest income from Murphy Oil for intercompany payables balances.

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

The Consolidated and Combined Income Statements include expense allocations for certain functions provided to the Company by Murphy Oil prior to the separation. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Company by Murphy Oil were allocated to Murphy USA based on relative percentages of headcount or other appropriate methods depending on the nature of each type of cost to be allocated.

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Income Statements reflect charges from Murphy Oil and its other subsidiaries for these services of $53,161,000,  $70,056,000 and $58,121,000 for the three years ended December 31, 2013,  2012 and 2011, respectively. Included in the charges above are amounts recognized for stock-based compensation expense (Note 11), as well as net periodic benefit expense associated with Murphy Oil’s retirement plans (Note 12).

Included in Interest income in the Consolidated and Combined Income Statements for the three years ended December 31, 2013, 2012 and 2011 was interest income from affiliates of $1,080,000,  $156,000 and $0, respectively. These amounts were paid on balances that were previously intercompany prior to the separation from Murphy Oil and were settled in full at the separation date.

Transition Services Agreement

In conjunction with the separation, we entered into a Transition Services Agreement with Murphy Oil on August 30, 2013.  This Transition Services Agreement sets forth the terms on which Murphy Oil provides to us, and we provide to Murphy Oil, on a temporary basis, certain services or functions that the companies have historically shared.  Transition services include administrative, payroll, human resources, information technology and network transition services, tax, treasury and other support and corporate services.  The Transition Services Agreement provides for the provision of specified transition services generally for a period of up to eighteen months, with a possible extension of six months, on a cost basis.  We record the fee Murphy Oil charges us for these services as a component of general and administrative expenses.

We believe that the operating expenses and general and administrative expenses allocated to us and included in the accompanying consolidated and combined income statements were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At December 31, 2013 Murphy USA had a current receivable from Murphy Oil of $3,361,000 and a payable to Murphy Oil of $1,048,000 related to the Transition Services Agreement.

Note 4 – Discontinued Operations

In July 2010, the Company announced that it planned to exit the U.S. refining business.  On September 30, 2011, the Company sold the Superior, Wisconsin refinery and related assets for $214,000,000, plus certain capital expenditures between July 25 and the date of closing and the fair value of all associated hydrocarbon inventories at these locations.  On October 1, 2011, the Company sold its Meraux, Louisiana refinery and related assets for $325,000,000, plus the fair value of associated hydrocarbon inventories.  The Company has accounted for the results of the Superior, Wisconsin and Meraux, Louisiana refineries and associated marketing assets as discontinued operations for all periods presented.  The after-tax gain from disposal of the two refineries netted to $18,724,000, made up of a gain on the Superior refinery (including associated inventories) of $77,585,000 and a loss on the Meraux refinery (including associated inventories) of $58,861,000.  The gain on disposal was based on refinery selling prices, plus the sales of all associated inventories at fair value, which was significantly above the last-in, first-out (“LIFO”) carrying value of the inventories sold.  The net gain on sale of the refineries included an after-tax benefit of $179,152,000 from liquidation of inventories carried mostly under the LIFO cost method.  The Separation and Distribution Agreement provided for cross-indemnities designed to place financial responsibility for any liabilities arising out of the refineries and related facilities with Murphy Oil.

The results of operations associated with the refinery discontinued operations are presented in the following table.

(Thousands of dollars)	2011
Revenues	$3,700,789
Income from operations before income taxes	188,531
Gain on sale before income taxes	9,904
Total income from discontinued operations before taxes	198,435
Provision for income taxes	79,688
Income from discontinued operations	$118,747

In November 2013, the Company announced that it had entered into negotiations to sell its Hankinson, North Dakota ethanol production facility as part of management’s strategic plan to exit non-core businesses. On December 19, 2013, the Company sold its wholly-owned subsidiary Hankinson Renewable Energy, LLC which owned and operated an ethanol manufacturing facility in Hankinson, North Dakota, and its related assets for $170,000,000 plus working capital adjustments of approximately $3,118,000. The Company has accounted for all operations related to Hankinson Renewable, LLC as discontinued operations for all periods presented. The after-tax gain from disposal of the subsidiary (including associated inventories) was $52,542,000 in 2013.

The major assets and liabilities related to the Hankinson subsidiary sale are presented in the following table:

(Thousands of dollars)	December 18, 2013
Current assets:
Accounts receivable	$3,563
Raw materials inventories	6,692
Finished inventories	2,956
Material and supplies inventories	2,371
Total current assets	$15,582

Noncurrent assets:
Property, plant and equipment, net	$80,705
Total assets	$96,287

Liabilities:
Current liabilities	$5,051
Long-term notes payable	1,077
Liabilities associated with assets sold	$6,128

The results of operations associated with the Hankinson discontinued operations are presented in the following table.

(Thousands of dollars)	2013	2012	2011
Revenues	$366,707	$354,128	$354,239
Income (loss) from operations before income taxes	40,130	(4,377)	26,744
Gain on sale before income taxes	80,834	-	-
Total income (loss) from discontinued operations before taxes	120,964	(4,377)	26,744
Provision for income taxes	42,257	(1,531)	9,324
Income (loss) from discontinued operations	$78,707	$(2,846)	$17,420

Note 5 — Inventories

Inventories consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Crude oil and blendstocks	$-	$1,191
Refined products and blendstocks	64,825	75,128
Store merchandise for resale	97,058	96,473
Corn based products	12,447	38,923
Materials and supplies	4,725	5,679
	$179,055	$217,394

At December 31, 2013 and 2012, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $307,706,000 and $303,344,000, respectively. Corn based products consisted primarily of corn, dried distillers’ grains with solubles (DDGS) and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In 2013, inventories valued at LIFO incurred a decrement that resulted in a charge to earnings.  The total LIFO impact to pretax income from continuing operations was a decrease of $13,472,000 and an increase of $2,526,000 at December 31, 2013 and 2012, respectively.

Note 6 – Property, Plant and Equipment

		December 31, 2013		December 31, 2012
(Thousands of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$520,026	520,026	446,385	446,385
Ethanol facilities	20 years	67,284	1,082	163,990	83,195
Pipeline and terminal facilities	16 to 25 years	85,907	36,114	83,484	35,347
Retail gasoline stations	3 to 20 years	1,110,340	611,132	1,029,608	594,377
Buildings	20 to 45 years	17,829	8,608	3,869	2,867
Other	3 to 20 years	44,697	13,761	33,192	7,789
		$1,846,083	1,190,723	1,760,528	1,169,960

At year-end 2012, the Company wrote down its net investment in the ethanol production facility in Hereford, Texas, taking a pre-tax impairment charge of $60,988,000.  The write down was required based on expected weak ethanol production margins at the plant in future periods. Fair value was determined using a discounted cash flow model for three years, plus an estimated terminal value based on a multiple of the last year’s cash flow. Certain key assumptions used in the cash flow model included use of available futures prices for corn and ethanol products. Additional key assumptions included estimated future ethanol and distillers’ grain production levels, estimated future operating expenses, and estimated sales prices for distillers’ grain.

Note 7 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Trade accounts payable	$311,397	612,755
Excise taxes/withholdings payable	55,882	65,349
Accrued insurance obligations	17,247	7,085
Other	48,702	20,298
Accounts payable and accrued liabilities	$433,228	705,487

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Thousands of dollars)	2013	2012
Loan for electrical facilities at the Hankinson, North Dakota ethanol plant, 6.00%, due through 2028*	$-	$1,170
6.00% senior notes due 2023 (net of unamortized discount of $8,422)	491,578	-
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	70,000	-
Less current maturities	(14,000)	(46)
Total long-term debt	$547,578	$1,124

*In connection with the sale of Hankinson Renewable Energy, LLC to Guardian Hankinson, LLC on December 19, 2013, the electrical facilities loan payable including current maturities was assumed by the new owners per the sales agreement.

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2023 (the “Senior Notes”) in an aggregate principal amount of $500 million. The Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

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

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend of $650 million from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the Separation.

In addition, we are party to a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resales of the Senior Notes.

Credit Facilities

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance the $650 million cash dividend to Murphy Oil.

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

Interest payable on the credit facilities is based on either:

•	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or
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

We are obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. On October 8, 2013, we elected to prepay $15,000,000 on the term facility with our excess available cash from operations. We are also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. In accordance with the before-mentioned provision, we remitted $65,000,000 on December 23, 2013, with a portion of the proceeds received from the completed sale of the Hankinson, North Dakota ethanol plant. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2013, our fixed charge coverage ratio and the secured leverage ratio were 1.18 and 0.20, respectively.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 9 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at December 31, 2013 and 2012 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Thousands of dollars)	2013	2012
Balance at beginning of period	$15,401	13,190
Accretion expense	1,096	980
Liabilities incurred	633	1,231
Balance at end of period	$17,130	15,401

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 10 — Income Taxes

The components of income from continuing operations before income taxes for each of the three years ended December 31, 2013 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011

Income (loss) from continuing operations before income taxes	$257,677	150,119	310,813

Income tax expense (benefit)
Federal - Current	$89,700	64,059	75,946
Federal - Deferred	(4,761)	(17,098)	17,716
State - Current and deferred	16,412	16,744	29,298
Total	$101,351	63,705	122,960

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011

Income tax expense based on the U.S. statutory tax rate	$90,187	52,542	108,785
State income taxes, net of federal benefit	10,668	10,884	19,044
Other, net	496	279	(4,869)
Total	$101,351	63,705	122,960

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 showing the tax effects of significant temporary differences follows:

	Years Ended December 31,
(Thousands of dollars)	2013	2012

Deferred tax assets
Property costs	$6,456	5,729
Asset retirement obligations	5,844	6,187
Other deferred tax assets	9,479	5,507
Total gross deferred tax assets	21,779	17,423
Less valuation allowance	-	-
Net deferred tax assets	21,779	17,423

Deferred tax liabilities
Accumulated depreciation and amortization	(115,737)	(127,182)
Deferred turnaround costs	(84)	(137)
State deferred taxes	(16,423)	(13,789)
Other deferred tax liabilities	(11,610)	(18,911)
Total gross deferred tax liabilities	(143,854)	(160,019)
Net deferred tax liabilities	$(122,075)	(142,596)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

Murphy Oil’s tax returns in multiple jurisdictions that include the Company are subject to audit by taxing authorities. These audits often take years to complete and settle. As of December 31, 2013, the earliest year remaining open for audit and/or settlement in the United States is 2010.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Note 11 — Incentive Plans

Prior to the separation, our employees participated in the Murphy Oil 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Murphy Oil 2012 Long-Term Incentive Plan (the “2012 Plan”) and received Murphy Oil restricted stock awards and options to purchase shares of Murphy Oil common stock. While participating in these two plans, costs resulting from share-based payment transactions were allocated and recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vested. Certain employees of the Company have received annual grants in the form of Murphy Oil stock options, restricted stock units and other forms of share-based payments prior to the separation. Accordingly, the Company has accounted for expense for these plans in accordance with SAB Topic 1-B for periods prior to the separation.

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan, which was subsequently amended and restated effective as of February 12, 2014 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. Prior to the amendment and restatement of the MUSA 2013 Plan on February 12, 2014,  10 million shares of MUSA common stock were authorized to be delivered under the MUSA 2013 Plan over the life of the plan.  Pursuant to the amendment and restatement of the plan effective as of February 12, 2014, this was reduced to 5.5 million shares of common stock.  No more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5 million.

In connection with the separation, stock compensation awards granted under the 2007 Plan and the 2012 Plan by Murphy Oil (pre-separation awards) were adjusted or substituted as follows:

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

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan. During the period from August 30 to December 31, 2013, the Company granted a total of 977,623 awards from the MUSA 2013 Plan which leaves 4,522,377 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  During 2013, 28,413 time-based restricted stock units were granted under the terms of the Directors Plan which leaves 471,587 shares available to be granted in the future.

Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.  All expense prior to August 30, 2013 was incurred under the 2007 Plan and the 2012 Plan while all amounts after August 30, 2013 were incurred in the MUSA 2013 Plan and the Directors Plan.

	Years Ended December 31,
(Thousands of dollars)	2013	2012	2011
Compensation charged against income before income tax benefit	$9,391	8,416	10,506
Related income tax benefit recognized in income	3,287	2,946	3,677

As of December 31, 2013, there was $15,187,000 in compensation costs to be expensed over approximately the next 2.8 years related to unvested share-based compensation arrangements granted by the Company or its predecessor.  Total income tax benefits realized by Murphy Oil from tax deductions related to stock option exercises under share-based payment arrangements previously issued by Murphy Oil Corporation were $625,000, $1,851,000, and $1,173,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  There were no stock option exercises under the MUSA 2013 Plan as no awards had vested as of December 31, 2013.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than seven years from such date. Each option granted to date under the MUSA 2013 Plan has been nonqualified and has been issued to replace awards of Murphy Oil that were previously granted to employees of the Company prior to the separation from Murphy Oil.  The remaining term of each option granted mirrored the remaining term of the original award that it replaced and the exercise price was adjusted based on the terms of the Employee Matters Agreement entered into between the Company and Murphy Oil in connection with the separation.   The only stock options issued post separation were to replace the unvested awards of Murphy Oil that were forfeited in conjunction with the separation.  Therefore, the accounting for those awards was a continuation of the Murphy Oil fair value that was previously calculated using the Black-Scholes pricing model and used the following original assumptions to calculate the fair value used for expense purposes.  Following are the assumptions used originally by Murphy Oil to value the original awards.

	Years ended December 31,
	2012	2011
Fair value per option grant	$12.37 - $17.74	$ 20.34
Assumptions
Dividend yield	1.80% - 2.27%	1.80%
Expected volatility	39.00% - 39.62%	37.00%
Risk-free interest rate	0.55% - 0.77%	2.10%
Expected life	4.00 yrs. - 5.20 yrs.	5.10 yrs.

As a result of the separation from Murphy Oil, the unvested Murphy Oil options were replaced with an appropriate number of Company options bearing an exercise price that was adjusted to preserve the intrinsic value near the date of the separation in connection with the terms of the Employee Matters Agreement.  The grant date fair values of the options replaced with MUSA 2013 Plan awards range from $32.53 to $40.25.  Because of these adjustments, no further Black-Scholes fair values were required to be calculated for the post separation period.  The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MUSA common stock to Murphy Oil stockholders. As a result, no grant, exercise, or cancellation activity occurred on MUSA stock compensation awards during the years ended December 31, 2012 or 2011.

Changes in options outstanding for Company employees during the period from August 30, 2013 to December 31, 2013 are presented in the following table:

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2012	-	$-
Granted at FMV	625,101	35.12
Exercised	-	-
Forfeited	(3,952)	33.92
Outstanding at December 31, 2013	621,149	35.13

Exercisable at December 31, 2013	-	$-

Additional information about stock options outstanding at December 31, 2013 is shown below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$32.53 to $34.16	435,866	5.7	$3,539,804	-	-	$-
$37.07 to $40.25	185,283	5.4	455,094	-	-	-
	621,149	5.5	$3,994,898	-	-	$-

RESTRICTED STOCK UNITS (MUSA 2013 Plan)– The Committee has granted time based restricted stock units (RSUs) as part of the replacement of previously unvested performance based RSUs, performance units, and time based RSU’s previously issued to employees of Murphy Oil.   In addition, certain other employees have also received grants of time based RSUs that will vest over various periods of time.

(Number of units)	2013
Outstanding at December 31, 2012	-
Granted	352,522
Vested and issued	(509)
Forfeited	(4,915)
Outstanding at December 31, 2013	347,098

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

(Number of units)	2013
Outstanding at December 31, 2012	-
Granted	28,413
Vested and issued	-
Forfeited	-
Outstanding at December 31, 2013	28,413

Note 12 — Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS — After separating from Murphy Oil, the Company no longer sponsors or participates in any defined benefit pension plan or post retirement benefit plan for its employees.  Prior to the separation, Murphy Oil had defined benefit pension plans that were principally noncontributory and covered most full-time employees. Upon separation from Murphy Oil, all amounts for these plans that involved Murphy USA employees were frozen and retained by Murphy Oil. Therefore, the assets and liabilities related to Murphy USA employees in these plans are not included in these financial statements as Murphy USA was considered to be participating in multiple employer benefit plans due to co-mingling of various plan assets. However, the periodic benefit expense for each period prior to August 30, 2013 includes the expense of the U.S. benefit plans. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations.

The table that follows provides the components of net periodic benefit expense associated with Company employees for the three years ended December 31, 2013.  The net periodic benefit expense ended on the separation date of August 30, 2013 and therefore no further expense was recorded in 2013 for these plans.

	Years ended December 31,
				Other Postretirement
	Pension Benefits			Benefits
(Thousands of dollars)	2013	2012	2011	2013	2012	2011
Service cost	$3,401	$4,227	$5,482	$1,447	$1,770	$2,708
Interest cost	2,717	4,252	6,535	983	1,454	3,023
Expected return on plan assets	(2,794)	(3,860)	(5,840)	-	-	-
Amortization of prior service cost (benefits)	53	90	166	(7)	(10)	(73)
Recognized actuarial loss	2,108	2,986	2,685	363	369	1,174
Termination benefits expense	-	-	695		-	-
Curtailment expense	-	-	821		-	(285)
Net periodic benefit expense	$5,485	$7,695	$10,544	$2,786	$3,583	$6,547

The following table provides the weighted-average assumptions used in the measurement of the net periodic benefit expense for the years ended December 31, 2012 and 2011.

	Net Periodic Benefit Expenses
	Pension Benefits Year		Postretirement Benefits Year
	2012	2011	2012	2011
Discount rate	4.87%	5.50%	4.87%	5.50%
Expected return on plan assets	6.50%	6.50%	0%	0%
Rate of compensation increase	4.20%	4.16%	0%	0%

The discount rates used for purposes of determining the expense are based on the universe of high-quality corporate bonds that are available.  Cash flow analyses are performed in which a spot yield curve is used to discount projected benefit payment streams for the most significant plans.  The discounted cash flows are used to determine an equivalent single rate which is the basis for selecting the discount rate.  Expected plan asset returns are based on long-term expectations for asset portfolios with similar investment mix characteristics.  Expected compensation increases were based on anticipated future averages for Murphy Oil.

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a)  imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (b) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (c) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013.  The Company continues to evaluate the various components of the law as guidance is issued and cannot predict with certainty all the ways it may impact the Company.  However, based on  the evaluation performed to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, results of operations, or cash flows in future periods.

THRIFT PLAN – At the time of the spin-off, Murphy USA set up a new qualified defined contribution plan for full-time employees with an asset transfer from the Murphy Oil defined contribution plan.  Most full-time employees of the Company may participate in savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%,  7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s expenses related to this plan were $4,678,000 in 2013, $2,460,000 in 2012 and $1,794,000 in 2011.

PROFIT SHARING PLAN –  Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1,861,000 in 2013, $1,627,000 in 2012 and $1,788,000 in 2011.

Note 13 — Financial Instruments and Risk Management

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and DDGS and WDGS that it will sell in the future at its ethanol production facility. At December 31, 2013 and 2012, the Company had open physical delivery commitment contracts for purchase of approximately 3.1 million and 19.2 million bushels of corn, respectively, for processing at its ethanol plant. For the periods ended December 31, 2013 and 2012, the Company had open physical delivery commitment contracts for sale of approximately 0.5 million and 1.1 million equivalent bushels, respectively, of DDGS and WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at December 31, 2013 and 2012, the Company had outstanding derivative contracts with a net short volume of approximately 0.5 million bushels and net short volume of 6.3 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts. Additionally, at December 31, 2013, the Company had outstanding derivative contracts with a net short volume of 2.0 million bushels of corn to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts decreased income before taxes by $0.1 million, increased income before taxes by $2.9 million, and decreased income before taxes by $0.3 million for the three years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	December 31, 2013				December 31, 2012
	Asset Derivatives		Liabilitiy Derivatives		Asset Derivatives		Liabilitiy Derivatives
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Thousands of dollars)	Location	Value	Location	Value	Location	Value	Location	Value
Commodity derivative contracts	Accounts		Accounts		Accounts		Accounts
	Receivable	$224	Payable	$291	Receivable	$3,043	Payable	$102

For the years ended December 31, 2013 and 2012, the gains and losses recognized in the consolidated and combined Income Statements for derivative instruments not designated as hedging instruments are presented in the following table.

		Amount of Gain (Loss) Recognized
		in Income on Derivative
(Thousands of dollars)	Statement of Income
Type of Derivative Contract	Location	2013	2012
Commodity	Fuel and ethanol costs
	of goods sold	$8,516	$(38,283)

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at December 31, 2013 and 2012 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Combined	the Combined
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At December 31, 2013
Commodity derivatives	$233	$(9)	$224

At December 31, 2012
Commodity derivatives	$6,727	$(3,684)	$3,043

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
(Thousands of dollars)	Liabilities	Balance Sheet	Balance Sheet
At December 31, 2013
Commodity derivatives	$300	$(9)	$291

At December 31, 2012
Commodity derivatives	$3,786	$(3,684)	$102

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford ethanol plant as all positions related to Hankinson were assumed by the buyer in conjunction with the sale. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated and Combined Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated and Combined Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At December 31, 2013 and 2012 cash deposits of $2.9 million and $12.3 million, respectively, related to commodity derivative contracts were reported in Prepaid Expenses in the Consolidated and Combined Balance Sheets.

These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at December 31, 2013 and 2012.

Note 14 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On August 30, 2013, 46,743,316 shares of our common stock were distributed to the shareholders of Murphy Oil in connection with the separation.  For comparative purposes, we have assumed this amount to be outstanding as of the beginning of each prior period prior to the separation presented in the calculation of weighted average shares outstanding.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Years ended December 31,
(Thousands of dollars except per share amounts)	2013	2012	2011

Earnings per common share:

Net income attributable to common stockholders	$235,033	$83,568	$324,020
Weighted average common shares outstanding (in thousands)	46,743	46,743	46,743
Total earnings per share	$5.03	$1.79	$6.93

Earnings per common share - assuming dilution:	Years ended December 31,
	2013	2012	2011
Net income attributable to common stockholders	$235,033	$83,568	$324,020
Weighted average common shares outstanding (in thousands)	46,743	46,743	46,743
Common equivalent shares:
Dilutive options	115	-	-
Weighted average common shares outstanding - assuming dilution (in thousands)	46,858	46,743	46,743
Earnings per share - assuming dilution	$5.02	$1.79	$6.93

Note 15 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated and Combined Income Statements includes the following items:

(Thousands of dollars)	2013	2012	2011
Sales of ethanol and related plant products	$269,254	$290,158	$207,266
Renewable Identification Numbers (RINs) sales	91,391	8,830	2,924
Other	2,907	2,988	6,614
Total ethanol sales and other revenue	$363,552	$301,976	$216,804

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $47,757,000,  $13,036,000 and $43,006,000 for the three years ended December 31, 2013, 2012 and 2011, respectively. Interest paid was $1,647,000,  $479,000 and $452,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Noncash reductions (additions) to net parent investment related primarily to settlement of income taxes were $453,000,  ($6,747,000) and $7,815,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(Thousands of dollars)	2013	2012	2011
Accounts receivable	$331,679	$(171,115)	$244,828
Inventories	20,532	(29,784)	20,181
Prepaid expenses	(6,623)	(3,187)	(1,391)
Deferred income tax assets	-	-	3,128
Accounts payable and accrued liabilities	(272,371)	230,704	(452,491)
Income taxes payable	7,276	4,396	(96,533)
Current deferred income tax liabilities	(5,628)	1,539	11,232
Net decrease (increase) in noncash operating working capital	$74,865	$32,553	$(271,046)

Note 16 — Assets and Liabilities Measured at Fair Value

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

The Company carries certain assets and liabilities at fair value in its Consolidated and Combined Balance Sheets. The fair value measurements for these assets and liabilities at December 31, 2013 and 2012 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
	Fair	Identical	Other	Significant
	Value	Assets	Observable	Unobservable
	December 31,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$224	-	$224	-
Liabilities
Commodity derivative contracts	$(291)	-	$(291)	-

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2013 and 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At December 31, 2013		At December 31, 2012
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(561,578)	$(559,411)	$(1,170)	$(1,519)

Note 17 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $10,461,000 in 2014, $10,454,000 in 2015, $9,729,000 in 2016, $9,134,000 in 2017, and $8,188,000 in 2018.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $9,691,000 in 2013, $6,093,000 in 2012 and $6,869,000 in 2011.  Operating lease expense related to discontinued operations was $7,089,000,  $3,380,000, and $5,091,000 in 2013, 2012, and 2011, respectively.

Commitments for capital expenditures were approximately $143,999,000 at December 31, 2013, including $89,689,000 for construction of future Murphy USA and Murphy Express gasoline stations (including land) in process at year-end, along with $5,684,000 for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

Note 18 — Contingencies

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Although the Company believes it has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. With respect to the previously owned refinery properties, Murphy Oil retained those liabilities in the Separation and Distribution agreement that was entered into related to the separation on August 30, 2013.  With respect to any remaining potential liabilities, the Company believes costs related to these sites will not have a material adverse effect on Murphy USA’s net income, financial condition or liquidity in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2013, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at two Superfund sites. For one of these two sites, the Company is being indemnified as to any exposure by Murphy Oil.  As to the second site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at either of the Superfund sites at December 31, 2013. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Since the beginning of fiscal 2007, numerous class action lawsuits have been filed in federal courts across the country against petroleum companies and significant retailers in the petroleum industry, in which the plaintiffs generally allege that they received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy.  Murphy USA’s subsidiary, Murphy Oil USA, Inc., was a defendant in eight of these cases.   However, on February 10, 2014, Murphy Oil USA, Inc. was dismissed from all cases with prejudice.

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence. As of December 31, 2013, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated and Combined Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $3.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2013, the Company had contingent liabilities of $18.6 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 19 — Recent Accounting and Reporting Rules

In December 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires enhanced disclosures about financial instruments and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance was effective for all interim and annual periods beginning on or after January 1, 2013. These disclosures are presented in Note 13.

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

Note 20 — Business Segments

During the fourth quarter of 2013, the Company sold its Hankinson, North Dakota ethanol plant.  This was the largest of the two ethanol plants that were owned by the Company.  Because of this sale, the Company was required to reevaluate its operating segments for reporting purposes.  After reviewing the quantitative and qualitative aspects of the Company’s segments, it was determined that the remaining ethanol assets did not warrant separate segment presentation.  Therefore, the segments for the Company were restated for the current period and all prior periods to reflect one remaining operating segment, Marketing.  The remaining ethanol assets were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”.  In addition, due to the sale of the Hankinson entity, the Company also shows discontinued operations for all periods presented for the prior Hankinson activity. Segment information is as follows:

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2013
Segment income (loss)	$164,013	(7,687)	78,707	$235,033
Revenues from external customers	17,814,081	269,254	-	18,083,335
Interest income	-	1,099	-	1,099
Interest expense	-	(14,509)	-	(14,509)
Income tax expense (benefit)	106,223	(4,872)	-	101,351
Significant noncash charges (credits)
Depreciation and amortization	71,253	2,877	-	74,130
Accretion of asset retirement obligations	1,096	-	-	1,096
Impairment of properties	-	-	-	-
Deferred and noncurrent income taxes (benefits)	(9,796)	2,534	-	(7,262)
Additions to property, plant and equipment	162,051	9,402	519	171,972
Total assets at year-end	$1,527,125	354,117	-	$1,881,242

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2012
Segment income (loss)	$139,583	(53,169)	(2,846)	$83,568
Revenues from external customers	19,011,040	290,268	-	19,301,308
Interest income	-	172	-	172
Interest expense	-	(384)	-	(384)
Income tax expense (benefit)	92,059	(28,354)	-	63,705
Significant noncash charges (credits)
Depreciation and amortization	66,913	4,827	-	71,740
Accretion of asset retirement obligations	980	-	-	980
Impairment of properties	-	60,988	-	60,988
Deferred and noncurrent income taxes (benefits)	3,393	(19,856)	-	(16,463)
Additions to property, plant and equipment	103,096	1,400	7,097	111,593
Total assets at year-end	1,765,020	111,025	116,420	1,992,465

Year ended December 31, 2011
Segment income (loss)	$188,907	(1,054)	136,167	$324,020
Revenues from external customers	18,702,720	216,496	-	18,919,216
Interest income	-	32	-	32
Interest expense	-	(408)	-	(408)
Income tax expense (benefit)	123,618	(658)	-	122,960
Significant noncash charges (credits)
Depreciation and amortization	61,135	3,744	-	64,879
Accretion of asset retirement obligations	877	-	-	877
Impairment of properties	-	-	-	-
Deferred and noncurrent income taxes (benefits)	22,686	262	-	22,948
Additions to property, plant and equipment	77,394	22,575	48,432	148,401
Total assets at year-end	$1,524,898	150,403	109,682	$1,784,983

Note 21 – Guarantor Subsidiaries

Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023.  The following consolidating and combining schedules present financial information on a consolidated and combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)
	December 31, 2013
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$-	$294,741	$-	$-	$-	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2013	-	191,904	-	1,277	-	193,181
Inventories, at lower of cost or market	-	157,795	-	21,260	-	179,055
Prepaid expenses and other current assets	-	12,217	-	3,222	-	15,439
Total current assets	-	656,657	-	25,759	-	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization	-	1,189,082	-	1,641	-	1,190,723
Investments in subsidiaries	1,228,837	-			(1,228,837)	-
Deferred charges and other assets	-	95,604	-	239	(87,740)	8,103
Total assets	$1,228,837	$1,941,343	$-	$27,639	$(1,316,577)	$1,881,242

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
Current maturities of long-term debt	$-	$14,000	$-	$-	$-	$14,000
Inter-company accounts payable		119,366	(52,107)	(67,259)		-
Trade accounts payable and accrued liabilities	-	429,763	-	3,465	-	433,228
Income taxes payable	-	71,450	43	653	-	72,146
Deferred income taxes	-	7,143	-	-	-	7,143
Total current liabilities	-	641,722	(52,064)	(63,141)	-	526,517
Long-term debt	-	547,578	-	-	-	547,578
Deferred income taxes	-	128,451	-	(13,519)	-	114,932
Asset retirement obligations	-	17,130	-	-	-	17,130
Deferred credits and other liabilities	-	18,749	-	-	-	18,749
Total liabilities	-	1,353,630	(52,064)	(76,660)	-	1,224,906

Stockholders' Equity/Net Investment
Preferred Stock, par $0.01, (authorized 20,000,000 shares, none outstanding)	-	-	-	-	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares at December 31, 2013, 46,746,633 shares issued and outstanding at December 31, 2013)	467	1	60	-	(61)	467
Additional paid in capital (APIC)	1,228,370	548,758	52,004	35,677	(1,316,516)	548,293
Net investment by parent	-	-	-	-	-	-
Retained earnings	-	38,954	-	68,622	-	107,576
Total stockholders' equity/net investment	1,228,837	587,713	52,064	104,299	(1,316,577)	656,336
Total liabilities and stockholders' equity/net investment	$1,228,837	$1,941,343	$-	$27,639	$(1,316,577)	$1,881,242

COMBINING BALANCE SHEET

(Thousands of dollars)
	December 31, 2012
Assets	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Current assets
Cash and cash equivalents	$57,373	$-	$-	$-	$57,373
Accounts receivable—trade, less allowance for doubtful accounts of $4,576 in 2012	516,968	-	12,055	-	529,023
Inventories, at lower of cost or market	161,806	-	55,588	-	217,394
Prepaid expenses and other current assets	4,461	-	13,711	-	18,172
Total current assets	740,608	-	81,354	-	821,962
Property, plant and equipment, at cost less accumulated depreciation and amortization	1,084,684	-	85,276	-	1,169,960
Investments in subsidiaries
Deferred charges and other assets	86,199	-	104,805	(190,461)	543
Total assets	$1,911,491	$-	$271,435	$(190,461)	$1,992,465

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
Current maturities of long-term debt	$-	$-	$46	$-	$46
Inter-company accounts payable	(84,410)	(53,934)	138,344	-	-
Trade accounts payable and accrued liabilities	687,622	-	17,865	-	705,487
Income taxes payable	15,296	39	270	-	15,605
Deferred income taxes	12,771	-	-	-	12,771
Total current liabilities	631,279	(53,895)	156,525	-	733,909
Long-term debt	-	-	1,124	-	1,124
Deferred income taxes	133,589	-	(3,764)	-	129,825
Asset retirement obligations	15,401	-	-	-	15,401
Deferred credits and other liabilities	7,755	-	-	-	7,755
Total liabilities	788,024	(53,895)	153,885	-	888,014

Stockholders' Equity/Net Investment
Preferred Stock, par $0.01	-	-	-	-	-
Common Stock, par $0.01	-	-	-	-	-
Additional paid in capital (APIC)	-	-	-	-	-
Net investment by parent	1,123,467	53,895	117,550	(190,461)	1,104,451
Retained earnings	-	-	-	-	-
Total stockholders' equity/net investment	1,123,467	53,895	117,550	(190,461)	1,104,451
Total liabilities and stockholders' equity/net investment	$1,911,491	$-	$271,435	$(190,461)	$1,992,465

CONSOLIDATING AND COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Petroleum product sales	$-	$15,766,752	$-	$-	$(206,435)	$15,560,317
Merchandise sales	-	2,159,466	-	-	-	2,159,466
Ethanol sales and other	-	94,298	-	269,254	-	363,552
Total revenues	-	18,020,516	-	269,254	(206,435)	18,083,335
Costs and operating expenses
Petroleum product cost of goods sold	-	15,216,390	-	-	(206,435)	15,009,955
Merchandise cost of goods sold	-	1,877,630	-	-	-	1,877,630
Ethanol cost of goods sold	-	-	-	228,899	-	228,899
Station and other operating expenses	-	460,476	-	33,227	-	493,703
Depreciation and amortization	-	74,053	-	77	-	74,130
Impairment of properties	-	-	-	-	-	-
Selling, general and administrative	-	129,430	1	3,568	-	132,999
Accretion of asset retirement obligations	-	1,096	-	-	-	1,096
Total costs and operating expenses	-	17,759,075	1	265,771	(206,435)	17,818,412
Income from operations	-	261,441	(1)	3,483	-	264,923
Other income (expense)
Interest income	-	1,099	-	-	-	1,099
Interest expense	-	(14,509)	-	-	-	(14,509)
Gain (loss) on sale of assets	-	5,995	-	-	-	5,995
Other nonoperating income	-	169	-	-	-	169
Total other income (expense)	-	(7,246)	-	-	-	(7,246)
Income from continuing operations before income taxes	-	254,195	(1)	3,483	-	257,677
Income tax expense	-	100,059	-	1,292	-	101,351
Income from continuing operations	-	154,136	(1)	2,191	-	156,326
Income (loss) from discontinued operations, net of income taxes	-	-	-	78,707	-	78,707
Net Income	$-	$154,136	$(1)	$80,898	$-	$235,033

COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2012
Revenues	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$17,071,126	$-	$-	$(216,141)	$16,854,985
Merchandise sales	2,144,347	-	-	-	2,144,347
Ethanol sales and other	11,708	-	290,268	-	301,976
Total revenues	19,227,181	-	290,268	(216,141)	19,301,308
Costs and operating expenses
Petroleum product cost of goods sold	16,514,457	-	-	(216,141)	16,298,316
Merchandise cost of goods sold	1,855,641	-	-	-	1,855,641
Ethanol cost of goods sold	-	-	269,168	-	269,168
Station and other operating expenses	447,103	-	33,006	-	480,109
Depreciation and amortization	68,299	-	3,441	-	71,740
Impairment of properties	-	-	60,988	-	60,988
Selling, general and administrative	109,634	2	3,486	-	113,122
Accretion of asset retirement obligations	980	-	-	-	980
Total costs and operating expenses	18,996,114	2	370,089	(216,141)	19,150,064
Income from operations	231,067	(2)	(79,821)	-	151,244
Other income (expense)
Interest income	172	-	-	-	172
Interest expense	(384)	-	-	-	(384)
Gain (loss) on sale of assets	(1,005)	-	-	-	(1,005)
Other nonoperating income	92	-	-	-	92
Total other income (expense)	(1,125)	-	-	-	(1,125)
Income from continuing operations before income taxes	229,942	(2)	(79,821)	-	150,119
Income tax expense	91,525	-	(27,820)	-	63,705
Income from continuing operations	138,417	(2)	(52,001)	-	86,414
Income (loss) from discontinued operations, net of income taxes	-	-	(2,846)	-	(2,846)
Net Income	$138,417	$(2)	$(54,847)	$-	$83,568

COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2011
Revenues	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$16,755,071	$-	$-	$(168,226)	$16,586,845
Merchandise sales	2,115,567	-	-	-	2,115,567
Ethanol sales and other	9,538	-	207,266	-	216,804
Total revenues	18,880,176	-	207,266	(168,226)	18,919,216
Costs and operating expenses
Petroleum product cost of goods sold	16,078,832	-	-	(168,226)	15,910,606
Merchandise cost of goods sold	1,851,867	-	-	-	1,851,867
Ethanol cost of goods sold	-	-	225,197	-	225,197
Station and other operating expenses	433,821	-	27,595	-	461,416
Depreciation and amortization	62,396	-	2,483	-	64,879
Impairment of properties	-	-	-	-	-
Selling, general and administrative	90,977	13	2,143	-	93,133
Accretion of asset retirement obligations	877	-	-	-	877
Total costs and operating expenses	18,518,770	13	257,418	(168,226)	18,607,975
Income from operations	361,406	(13)	(50,152)	-	311,241
Other income (expense)
Interest income	32	-	-	-	32
Interest expense	(408)	-	-	-	(408)
Gain (loss) on sale of assets	(363)	-	-	-	(363)
Other nonoperating income	311	-	-	-	311
Total other income (expense)	(428)	-	-	-	(428)
Income from continuing operations before income taxes	360,978	(13)	(50,152)	-	310,813
Income tax expense	122,595	-	365	-	122,960
Income from continuing operations	238,383	(13)	(50,517)	-	187,853
Income from discontinued operations, net of income taxes	118,747	-	17,420	-	136,167
Net Income	$357,130	$(13)	$(33,097)	$-	$324,020

CONSOLIDATING AND COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2013
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income	$-	$154,136	$(1)	$80,898	$-	$235,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	-	-	-	(78,707)	-	(78,707)
Depreciation and amortization	-	74,053	-	77	-	74,130
Amortization of deferred major repair costs	-	-	-	575	-	575
Deferred and noncurrent income tax charges (credits)	-	(11,568)	-	4,306	-	(7,262)
Impairment of properties	-	-	-	-	-	-
Accretion on discounted liabilities	-	1,096	-	-	-	1,096
Pretax (gains) losses from sale of assets	-	(5,995)	-	-	-	(5,995)
Net decrease (increase) in noncash operating working capital	-	51,204	-	23,661	-	74,865
Other operating activities-net	-	13,215	-	-	-	13,215
Net cash provided by (required by) continuing operations	-	276,141	(1)	30,810	-	306,950
Net cash provided by discontinued operations	-	-	-	49,748	-	49,748
Net cash provided by (required by) operating activities	-	276,141	(1)	80,558	-	356,698
Investing Activities
Property additions	-	(163,303)	-	(1,233)	-	(164,536)
Proceeds from sale of assets	-	6,113	-	-	-	6,113
Expenditures for major repairs	-	-	-	(726)	-	(726)
Other investing activities - net	-	52	-	-	-	52
Investing activities of discontinued operations
Sales proceeds	-	-	-	173,118	-	173,118
Other	-	-	-	(1,129)	-	(1,129)
Net cash provided by (required by) investing activities	-	(157,138)	-	170,030	-	12,892
Financing Activities
Repayments of long-term debt	-	(80,000)	-	(1,170)	-	(81,170)
Additions to long-term debt	-	641,250	-	-	-	641,250
Cash dividend to former parent	-	(650,000)	-	-	-	(650,000)
Debt issuance costs	-	(6,693)	-	-	-	(6,693)
Net distributions to former parent	-	213,808	1	(249,418)	-	(35,609)
Net cash provided by (required by) financing activities	-	118,365	1	(250,588)	-	(132,222)
Net increase in cash and cash equivalents	-	237,368	-	-	-	237,368
Cash and cash equivalents at January 1	-	57,373	-	-	-	57,373
Cash and cash equivalents at December 31	$-	$294,741	$-	$-	$-	$294,741

COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2012
Operating Activities	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income (loss)	$138,417	$(2)	$(54,847)	$-	$83,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Income) loss from discontinued operations	-	-	2,846	-	2,846
Depreciation and amortization	68,299	-	3,441	-	71,740
Amortization of deferred major repair costs	-	-	163	-	163
Deferred and noncurrent income tax charges (credits)	1,957	-	(18,420)	-	(16,463)
Impairment of properties	-	-	60,988	-	60,988
Accretion on discounted liabilities	980	-	-	-	980
Pretax (gains) losses from sale of assets	1,005	-	-	-	1,005
Net decrease (increase) in noncash operating working capital	62,493	-	(29,940)	-	32,553
Other operating activities-net	(1,088)	-	-	-	(1,088)
Net cash provided by (required by) continuing operations	272,063	(2)	(35,769)	-	236,292
Net cash provided by discontinued operations	-	-	1,135	-	1,135
Net cash provided by (required by) operating activities	272,063	(2)	(34,634)	-	237,427
Investing Activities
Property additions	(103,152)	-	(1,344)	-	(104,496)
Proceeds from sale of assets	364	-	-	-	364
Expenditures for major repairs	-	-	(250)	-	(250)
Other investing activities	-	-	-	-	-
Investing activities of discontinued operations
Sales proceeds	-	-	-	-	-
Other	-	-	(7,706)	-	(7,706)
Net cash provided by (required by) investing activities	(102,788)	-	(9,300)	-	(112,088)
Financing Activities
Repayments of long-term debt	-	-	(42)	-	(42)
Additions to long-term debt	-	-	-	-	-
Cash dividend to former parent	-	-	-	-	-
Debt issuance costs	-	-	-	-	-
Net distributions to former parent	(148,789)	2	43,976	-	(104,811)
Net cash provided by (required by) financing activities	(148,789)	2	43,934	-	(104,853)
Net increase in cash and cash equivalents	20,486	-	-	-	20,486
Cash and cash equivalents at January 1	36,887	-	-	-	36,887
Cash and cash equivalents at December 31	$57,373	$-	$-	$-	$57,373

COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2011
Operating Activities	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income (loss)	$357,130	$(13)	$(33,097)	$-	$324,020
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations	(118,747)	-	(17,420)	-	(136,167)
Depreciation and amortization	62,396	-	2,483	-	64,879
Amortization of deferred major repair costs	-	-	-	-	-
Deferred and noncurrent income tax charges (credits)	22,417	-	531	-	22,948
Impairment of properties	-	-	-	-	-
Accretion on discounted liabilities	879	-	-	-	879
Pretax (gains) losses from sale of assets	363	-	-	-	363
Net decrease (increase) in noncash operating working capital	(257,013)	-	(14,033)	-	(271,046)
Other operating activities-net	2,673	-	-	-	2,673
Net cash provided by (required by) continuing operations	70,098	(13)	(61,536)	-	8,549
Net cash provided by discontinued operations	145,510	-	34,314	-	179,824
Net cash provided by (required by) operating activities	215,608	(13)	(27,222)	-	188,373
Investing Activities
Property additions	(77,481)	-	(22,338)	-	(99,819)
Proceeds from sale of assets	363	-	-	-	363
Expenditures for major repairs	-	-	-	-	-
Other investing activities	2,453	-	-	-	2,453
Investing activities of discontinued operations
Sales proceeds	950,010	-	-	-	950,010
Other	(39,425)	-	(702)	-	(40,127)
Net cash provided by (required by) investing activities	835,920	-	(23,040)	-	812,880
Financing Activities
Repayments of long-term debt	-	-	(42)	-	(42)
Additions to long-term debt	-	-	-	-	-
Cash dividend to former parent	-	-	-	-	-
Debt issuance costs	-	-	-	-	-
Net distributions to former parent	(1,071,355)	13	50,304	-	(1,021,038)
Net cash provided by (required by) financing activities	(1,071,355)	13	50,262	-	(1,021,080)
Net decrease in cash and cash equivalents	(19,827)	-	-	-	(19,827)
Cash and cash equivalents at January 1	56,714	-	-	-	56,714
Cash and cash equivalents at December 31	$36,887	$-	$-	$-	$36,887

CONSOLIDATING AND COMBINING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2013
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined

Common Stock
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution	467	1	60	-	(61)	467

Balance as of December 31, 2013	$467	$1	$60	$-	$(61)	$467

APIC
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution		(467)	-	-	-	(467)
Reclassification of net parent investment to APIC	1,228,370	546,311	52,004	35,677	(1,316,516)	545,846
Share-based compensation expense	-	2,914	-	-	-	2,914

Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293

Net Parent Investment
Balance as of December 31, 2012	$-	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Net income	-	114,668	-	12,789	-	127,457
Dividend paid to former parent	-	(650,000)	-	-	-	(650,000)
Net transfers to/between former parent	-	(36,062)	-	-	-	(36,062)
Reclassification of net parent investment to APIC	-	(552,073)	(53,895)	(130,339)	190,461	(545,846)

Balance as of December 31, 2013	$-	$-	$-	$-	$-	$-

Retained Earnings
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Net income	-	38,954	-	68,622	-	107,576

Balance as of December 31, 2013	$-	$38,954	$-	$68,622	$-	$107,576

COMBINING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2012
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined

Common Stock
Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution	-	-	-	-	-	-

Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-

APIC
Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution	-	-	-	-	-	-
Reclassification of net parent investment to APIC	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-

Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-

Net Parent Investment
Balance as of December 31, 2011	$-	$1,043,914	$2,166	$263,328	$(190,461)	$1,118,947
Net income	-	138,416	-	(54,848)	-	83,568
Dividend paid to former parent	-	-	-	-	-	-
Net transfers to/between former parent	-	(58,863)	51,729	(90,930)	-	(98,064)
Reclassification of net parent investment to APIC	-	-	-	-	-	-

Balance as of December 31, 2012	$-	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451

Retained Earnings
Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-
Net income	-	-	-	-	-	-

Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-

COMBINING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2011
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined

Common Stock
Balance as of December 31, 2010	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution	-	-	-	-	-	-

Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-

APIC
Balance as of December 31, 2010	$-	$-	$-	$-	$-	$-
Issuance of stock at the separation and distribution	-	-	-	-	-	-
Reclassification of net parent investment to APIC	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-

Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-

Net Parent Investment
Balance as of December 31, 2010	$-	$1,788,796	$(46,108)	$255,923	$(190,461)	$1,808,150
Net income	-	306,327	234	17,459	-	324,020
Dividend paid to former parent	-	-	-	-	-	-
Net transfers to/between former parent	-	(1,051,209)	48,040	(10,054)	-	(1,013,223)
Reclassification of net parent investment to APIC	-	-	-	-	-	-

Balance as of December 31, 2011	$-	$1,043,914	$2,166	$263,328	$(190,461)	$1,118,947

Retained Earnings
Balance as of December 31, 2010	$-	$-	$-	$-	$-	$-
Net income	-	-	-	-	-	-

Balance as of December 31, 2011	$-	$-	$-	$-	$-	$-

Murphy USA Inc. and Consolidated Subsidiaries

Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2013
Sales and other operating revenues	$4,358.0	$4,843.4	$4,686.9	$4,195.0	$18,083.3
Income from continuing operations before income taxes	$34.5	$114.9	$59.3	$49.0	$257.7
Income from continuing operations	$20.3	$70.2	$36.3	$29.5	$156.3
Net income	$22.1	$77.6	$41.7	$93.6	$235.0
Income from continuing operations (per Common share)
Basic	$0.43	$1.50	$0.78	$0.63	$3.34
Diluted	$0.43	$1.50	$0.78	$0.63	$3.34
Net income (per Common share)
Basic	$0.47	$1.66	$0.89	$2.00	$5.03
Diluted	$0.47	$1.66	$0.89	$2.00	$5.02
Market price of Common stock [1]
High	$-	$-	$41.58	$46.91	$46.91
Low	$-	$-	$36.12	$39.27	$36.12

Year Ended December 31, 2012
Sales and other operating revenues	$4,621.7	$4,915.0	$4,867.4	$4,897.2	$19,301.3
Income (loss) from continuing operations before income taxes	$(17.2)	$110.0	$23.4	$33.9	$150.1
Income (loss) from continuing operations	$(11.4)	$66.4	$13.4	$18.1	$86.5
Net income (loss)	$(12.7)	$66.2	$11.0	$19.1	$83.6
Income (Loss) from continuing operations (per Common share)
Basic	$(0.24)	$1.42	$0.29	$0.39	$1.85
Diluted	$(0.24)	$1.42	$0.29	$0.39	$1.85
Net income (per Common share)
Basic	$(0.27)	$1.42	$0.24	$0.41	$1.79
Diluted	$(0.27)	$1.42	$0.24	$0.41	$1.79
Market price of Common stock [1]
High	$-	$-	$-	$-	$-
Low	$-	$-	$-	$-	$-

[1] Prices as quoted on the New York Stock Exchange. Stock first traded September 3, 2013.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED AND COMBINED)

Murphy USA Inc.

Valuation Accounts and Reserves

(Thousands of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2013
Deducted from assets accounts
Allowance for doubtful accounts	$4,576	-	(120)	4,456

2012
Deducted from assets accounts
Allowance for doubtful accounts	$5,835	-	(1,259)	4,576

2011
Deducted from assets accounts
Allowance for doubtful accounts	$5,835	-	-	5,835