Form 10-Q
period 2014-03-31
Murphy USA Inc.
filed 2014-05-06
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ___Accelerated filer     Non-accelerated filer ☑Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes☑  No

Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2014 was 46,756,190.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	2
Consolidated and Combined Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013	3
Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2014 and 2013	4
Consolidated and Combined Statements of Changes in Equity for the three months ended March 31, 2014 and 2013	5
Notes to Consolidated and Combined Financial Statements	6

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated  Balance Sheets

	March 31,	December 31,
(Thousands of dollars)	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$369,424	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014 and $4,456 in 2013	212,340	193,181
Inventories, at lower of cost or market	88,900	179,055
Prepaid expenses and other current assets	15,663	15,439
Total current assets	686,327	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $673,764 in 2014 and $655,360 in 2013	1,194,373	1,190,723
Deferred charges and other assets	8,265	8,103
Total assets	$1,888,965	$1,881,242

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$16,500	$14,000
Trade accounts payable and accrued liabilities	487,770	433,228
Income taxes payable	31,942	72,146
Deferred income taxes	7,789	7,143
Total current liabilities	544,001	526,517
Long-term debt	530,295	547,578
Deferred income taxes	110,376	114,932
Asset retirement obligations	17,605	17,130
Deferred credits and other liabilities	18,508	18,749
Total liabilities	1,220,785	1,224,906

Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,756,190 and 46,743,633 shares issued and outstanding
at 2014 and 2013, respectively)	468	467
Additional paid in capital (APIC)	550,503	548,293
Retained earnings	117,209	107,576
Total stockholders' equity	668,180	656,336
Total liabilities and stockholders' equity	$1,888,965	$1,881,242

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(Thousands of dollars except per share amounts)	2014	2013
Revenues
Petroleum product sales (a)	$3,594,347	$3,762,612
Merchandise sales	502,722	515,469
Ethanol sales and other	67,265	79,911
Total revenues	4,164,334	4,357,992
Costs and operating expenses
Petroleum product cost of goods sold (a)	3,500,346	3,641,230
Merchandise cost of goods sold	432,462	448,796
Ethanol cost of goods sold	37,770	61,705
Station and other operating expenses	122,477	120,970
Depreciation and amortization	19,661	18,071
Selling, general and administrative	28,071	32,232
Accretion of asset retirement obligations	297	269
Total costs and operating expenses	4,141,084	4,323,273
Income from operations	23,250	34,719
Other income (expense)
Interest income	15	281
Interest expense	(9,095)	(127)
Gain on sale of assets	170	8
Other nonoperating income	112	17
Total other income (expense)	(8,798)	179
Income before income taxes	14,452	34,898
Income tax expense	5,600	14,344
Income from continuing operations	8,852	20,554
Income from discontinued operations, net of taxes	781	1,493
Net Income	$9,633	$22,047

Earnings per share - basic:
Income from continuing operations	$0.19	$0.44
Income from discontinued operations	0.02	0.03
Net Income - basic	$0.21	$0.47

Earnings per share - diluted:
Income from continuing operations	$0.19	$0.44
Income from discontinued operations	0.02	0.03
Net Income - diluted	$0.21	$0.47

Weighted-average shares outstanding (in thousands):
Basic	46,750	46,743
Diluted	46,884	46,743

Supplemental information:
(a) Includes excise taxes of:	$445,404	$443,277

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(Thousands of dollars)	2014	2013
Operating Activities
Net income	$9,633	$22,047
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	(781)	(1,493)
Depreciation and amortization	19,661	18,071
Amortization of deferred major repair costs	169	133
Deferred and noncurrent income tax credits	(4,556)	(1,272)
Accretion on discounted liabilities	297	269
Pretax gains from sale of assets	(170)	(8)
Net decrease in noncash operating working capital	84,752	55,205
Other operating activities-net	3,698	(178)
Net cash provided by continuing operations	112,703	92,774
Net cash provided by (required by) discontinued operations	134	(1,335)
Net cash provided by operating activities	112,837	91,439
Investing Activities
Property additions	(23,739)	(67,473)
Proceeds from sale of assets	279	22
Expenditures for major repairs	(728)	(280)
Investing activities of discontinued operations
Sales proceeds	1,097	-
Other	-	(40)
Net cash required by investing activities	(23,091)	(67,771)
Financing Activities
Repayments of long-term debt	(15,000)	(12)
Debt issuance costs	(63)	-
Net distributions to parent	-	(6,707)
Net cash required by financing activities	(15,063)	(6,719)
Net increase in cash and cash equivalents	74,683	16,949
Cash and cash equivalents at January 1	294,741	57,373
Cash and cash equivalents at March 31	$369,424	$74,322

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2012	-	$-	$-	$1,104,451	$-	$1,104,451
Net income	-	-	-	22,047	-	22,047
Net transfers to/between former parent	-	-	-	(5,552)	-	(5,552)
Share-based compensation expense	-	-	-	-	-	-
Balance as of March 31, 2013	-	$-	$-	$1,120,946	$-	$1,120,946

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$548,293	$-	$107,576	$656,336
Net income	-	-	-	-	9,633	9,633
Issuance of common stock	12,557	1	(312)	-	-	(311)
Share-based compensation expense	-	-	2,522	-	-	2,522
Balance as of March 31, 2014	46,756,190	$468	$550,503	$-	$117,209	$668,180

See notes to consolidated and combined financial statements.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — The business of Murphy USA Inc. (“Murphy USA” or the “Company”) and its subsidiaries primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil” or “Parent”), plus an ethanol production facility and other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock. The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2014, Murphy USA had a total of 1,214 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota, which was subsequently sold in December 2013 and is reflected as discontinued operations for all periods presented.  The Company also acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

The assets and liabilities in these consolidated and combined financial statements at March 31, 2014 have been reflected on a historical basis.   Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil and represented operations of Murphy USA prior to the separation.  For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding the allocation of general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

These interim consolidated and combined financial statements should be read together with our audited financial statements for the years ended December 31, 2013, 2012 and 2011, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 28, 2014.

Note 2 — Related Party Transactions

Related-party transactions of the Company include the allocation of certain general and administrative costs from Murphy Oil to the Company and payment of interest expense to Murphy Oil for intercompany payables balances for the periods prior to separation from Murphy Oil.

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

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Statements of Income reflect charges from Murphy Oil and its other subsidiaries for these services of $0 and $20,649,000 for the three months ended March 31, 2014 and 2013.  Included in the charges above for the period ended March 31, 2013 are amounts recognized for stock-based compensation expense (Note 8), as well as net periodic benefit expense associated with the Parent’s retirement plans (Note 9).

Included in Interest income in the Consolidated and Combined Statements of Income for the three months ended March 31, 2014 and 2013 was interest income from affiliates of $0 and $274,000, respectively.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We believe that the operating expenses and general and administrative expenses allocated to us prior to the separation and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At March 31, 2014 Murphy USA had a current receivable from Murphy Oil of $164,000 and a payable to Murphy Oil of $989,000 related to the Transition Services Agreement.

Note 3 – Discontinued Operations

In November 2013, the Company announced that it had entered into negotiations to sell its Hankinson, North Dakota ethanol production facility as part of management’s strategic plan to exit non-core businesses. On December 19, 2013, the Company sold its wholly-owned subsidiary Hankinson Renewable Energy, LLC which owned and operated an ethanol manufacturing facility in Hankinson, North Dakota, and its related assets for $170,000,000 plus working capital adjustments of approximately $3,118,000. During January 2014, the final adjustments to working capital were made and the Company received an additional $1.1 million in sales proceeds which has been included in discontinued operations for the period.  The Company has accounted for all operations related to Hankinson Renewable, LLC as discontinued operations for all periods presented. The after-tax gain from disposal of the subsidiary (including associated inventories) was $52,542,000 in 2013 with an additional $781,000 in 2014 related to the final working capital adjustment.

The results of operations associated with the Hankinson discontinued operations for the 2013 period are presented in the following table.

(Thousands of dollars)	Three Months Ended March 31, 2013
Revenues	$97,822
Income (loss) from operations before income taxes	2,299
Gain on sale before income taxes	-
Total income (loss) from discontinued operations before taxes	2,299
Provision for income taxes	806
Income (loss) from discontinued operations	$1,493

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 4 — Inventories

Inventories consisted of the following:

	March 31,	December 31,
(Thousands of dollars)	2014	2013
Refined products and blendstocks - FIFO basis	$294,347	$372,531
Less LIFO reserve - refined products and blendstocks	(313,583)	(307,706)
Refined products and blendstocks - LIFO basis	(19,236)	64,825
Store merchandise for resale	91,299	97,058
Corn based products	12,175	12,447
Materials and supplies	4,662	4,725
Total inventories	$88,900	$179,055

At March 31, 2014 and December 31, 2013, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $313,583,000 and $307,706,000, respectively. Corn based products consisted primarily of corn, dried distillers’ grains with solubles (DDGS) and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

For the period ended March 31, 2014, the LIFO reserve exceeds the FIFO inventory due to the temporary decrement that existed at that date that is expected to be restored at year-end.  This decrement is valued at current replacement cost and is recorded in the LIFO reserve account since it is temporary.  During the period ended March 31, 2014, the Company recognized a benefit of $17,781,000 related to a decrement that existed at that date that is not expected to be restored at year-end.

Note 5 — Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $8,205)	$491,795	$491,578
Term loan due 2016 (effective rate of 3.11% at March 31, 2014 and 3.71% at December 31, 2013)	55,000	70,000
Less current maturities	(16,500)	(14,000)
Total long-term debt	$530,295	$547,578

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend of $650 million from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the separation.

In addition, we are party to a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resale of the Senior Notes.  On March 21, 2014, we filed a registration statement on Form S-4 to exchange these Senior Notes for notes eligible for public resale.

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

Interest payable on the credit facilities is based on either:

•    the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum,

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one,  two,  three, or six-months as selected by us in accordance with the terms of the credit agreement.

We are obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. On March 31, 2014, we elected to prepay $15,000,000 on the term facility with our excess available cash from operations. We are also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of March 31, 2014, our secured leverage ratio and fixed charge coverage ratio were 0.17 and 1.32, respectively.  After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement and the indenture, and subject to compliance with applicable law, as of December 31, 2013, the Company had approximately $26.7 million of its net income and retained earnings free of such restrictions.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 6 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2014 and December 31, 2013 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	March 31,	December 31,
(Thousands of dollars)	2014	2013
Balance at beginning of period	$17,130	$15,401
Accretion expense	297	1,096
Liabilities incurred	178	633
Balance at end of period	$17,605	$17,130

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 7— Income Taxes

The Company’s effective income tax rate generally exceeds the U.S. Federal statutory tax rate of 35%. The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three-month periods ended March 31, 2014 and 2013, the Company’s effective tax rates were as follows:

	2014	2013
Three months ended March 31	38.7%	41.1%

The effective tax rate for the 2014 and 2013 periods ended March 31 exceeded the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of March 31, 2014, the earliest year remaining open for audit and/or settlement in the United States is 2010.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Note 8 — Incentive Plans

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

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees participate in the Murphy USA 2013 Long-Term Incentive Plan which was subsequently amended and restated effective as of February 12, 2014 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5 million.

On February 11, 2014, the Committee granted nonqualified stock options for 127,400 shares at an exercise price of $39.46 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $11.44 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.   There were 39,250 time-based restricted units granted at a grant date fair value of $39.46 along with 78,500 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $43.41 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $39.46 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On March 3, 2014, the Committee also granted 53,475 time-based restricted stock units granted to certain employees with a grant date fair value of $40.00 per unit.

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

For the three months ended March 31, 2014, the Company issued 22,437 restricted stock units to its non-employee directors at a weighted average grant date fair value of $39.07 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2014 and 2013, share based compensation was $2.5 million and $2.8 million, respectively.  For the three months ended March 31, 2014 and 2013, cash received from options exercised under all share-based payment arrangements was $13,000 and $0, respectively.  The related income tax benefit for tax benefit realized for the tax deductions from options exercised was $5,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, unrecognized compensation cost related to stock option awards was $3.8 million, which is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation cost related to restricted stock awards was $18.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

Note 9 — Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS — Murphy Oil has defined benefit pension plans that are principally noncontributory and cover most full-time employees. Upon separation from Murphy Oil, all amounts for these plans related to Murphy USA were frozen and retained by Murphy Oil. Therefore, the assets and liabilities related to Murphy USA employees in these plans are not included in these financial statements as Murphy USA is considered to be participating in multiple employer benefit plans due to co-mingling of various plan assets. However, the periodic benefit expense for each period includes the

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

expense of the U.S. benefit plans. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations. Murphy Oil also sponsors health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory. Murphy USA does not expect to have similar pension or post-retirement plans for its employees.

The table that follows provides the components of net periodic benefit expense associated with Company employees for the three months ended March 31, 2013 as there was no comparable expense for the three months ended March 31, 2014.

	Three Months Ended March 31,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$-	$1,398	$-	$525
Interest cost	-	811	-	360
Expected return on plan assets	-	(782)	-	-
Amortization of prior service cost (benefits)	-	18	-	(2)
Recognized actuarial loss	-	629	-	133
Net periodic benefit expense	$-	$2,074	$-	$1,016

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a) eliminated the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013.

Note 10— Financial Instruments and Risk Management

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.  At March 31, 2014 and 2013, the Company had open physical delivery commitment contracts for purchase of approximately 3.5 million and 18.7 million bushels of corn, respectively, for processing at its ethanol plants. For the periods ended March 31, 2014 and 2013, the Company had open physical delivery commitment contracts for sale of approximately 0.5 million and 0.9 million equivalent bushels, respectively, of DDGS and WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at March 31, 2014, the Company had outstanding

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

derivative contracts with offsetting long and short volumes of 0.5 million bushels,  that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts. At March 31, 2013, the Company had a net short volume of 6.0 million bushels of these same outstanding derivative contracts.  Additionally, at March 31, 2014 and 2013, the Company had outstanding derivative contracts with a net short volume of 1.9 and 2.1 million bushels of corn to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts decreased income before taxes by $0.6 million and increased income before taxes by $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2014				December 31, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Thousands of dollars)	Location	Value	Location	Value	Location	Value	Location	Value
Commodity derivative contracts	Accounts		Accounts		Accounts		Accounts
	Receivable	$515	Payable	$1,088	Receivable	$224	Payable	$291

For the three-month periods ended March 31, 2014 and 2013, the gains and losses recognized in the consolidated and combined Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
		Three Months Ended
(Thousands of dollars)	Statement of Income	March 31,
Type of Derivative Contract	Location	2014	2013
Commodity	Fuel and ethanol costs
	of goods sold	$(1,465)	$(1,598)

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at March 31, 2014 and December 31, 2013 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Consolidated	the Consolidated
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At March 31, 2014
Commodity derivatives	$597	$(82)	$515

At December 31, 2013
Commodity derivatives	$233	$(9)	$224

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At March 31, 2014
Commodity derivatives	$1,170	$(82)	$1,088

At December 31, 2013
Commodity derivatives	$300	$(9)	$291

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant as all positions related to Hankinson were assumed by the buyer in conjunction with the sale. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At March 31, 2014 and December 31, 2013, cash deposits of $2.0 million and $2.9 million related to commodity derivative contracts were reported in Prepaid Expenses in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at March 31, 2014 or December 31, 2013.

Note 11 – Earnings Per Share

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

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Earnings per common share:

Net income attributable to common stockholders	$ 9,633	$ 22,047
Weighted average common shares outstanding (in thousands)	46,750	46,743
Total earnings per share	$ 0.21	$ 0.47

Earnings per common share - assuming dilution:

Net income attributable to common stockholders	$ 9,633	$ 22,047
Weighted average common shares outstanding (in thousands)	46,750	46,743
Common equivalent shares:
Dilutive options	134	-
Weighted average common shares outstanding - assuming dilution (in thousands)	46,884	46,743
Earnings per share - assuming dilution	$ 0.21	$ 0.47

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated and Combined Income Statements include the following items:

(Thousands of dollars)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Sales of ethanol and related plant products	$48,789	$65,846
Renewable Identification Numbers (RINs) sales	17,593	13,301
Other	883	764
Total ethanol sales and other revenue	$67,265	$79,911

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $50,100,000 and $(38,000) for the three-month periods ended March 31, 2014 and 2013, respectively. Interest paid was $16,250,000 and $127,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Noncash additions to net parent investment related primarily to settlement of income taxes were $0 and $1,155,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Accounts receivable	$(19,160)	$140,642
Inventories	90,155	57,796
Prepaid expenses	(253)	117
Accounts payable and accrued liabilities	53,990	(146,011)
Income taxes payable	(40,626)	3,654
Current deferred income tax liabilities	646	(993)
Net decrease in noncash operating working capital	$84,752	$55,205

Note 13 — Assets and Liabilities Measured at Fair Value

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value hierarchy is based on the quality of inputs used to measure fair value, with Level 1 being the highest quality and Level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at March 31, 2014 and December 31, 2013 are presented in the following table.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
	Fair	Identical	Other	Significant
	Value	Assets	Observable	Unobservable
	March 31,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$515	-	$515	-
Liabilities
Commodity derivative contracts	$(1,088)	-	$(1,088)	-

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2014		At December 31, 2013
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(546,795)	$(552,200)	$(561,578)	$(559,411)

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 14 — Contingencies

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2014, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2014. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

Based on information currently available to the Company, the amount of future remediation costs to be incurred to address known contamination sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. However, there is the possibility that additional

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence. As of March 31, 2014, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2014, the Company had contingent liabilities of $15.3 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Business Segments

During the fourth quarter of 2013, the Company sold its Hankinson, North Dakota ethanol plant.  This was the largest of the two ethanol plants that were owned by the Company.  Because of this sale, the Company was required to reevaluate its operating segments for reporting purposes.  After reviewing the quantitative and qualitative aspects of the Company’s segments, it was determined that the remaining ethanol assets did not warrant separate segment presentation.  Therefore, the segments for the Company were restated for all prior periods to reflect one remaining operating segment, Marketing.  The remaining ethanol assets were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”.  In addition, due to the sale of the Hankinson entity, the Company also shows discontinued operations for all periods presented for the prior Hankinson activity. Segment information is as follows:

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

		Three Months Ended
		March 31, 2014		March 31, 2013
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	March 31,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,831,732	$4,115,437	$13,761	$4,292,146	$23,387
Corporate and other assets	57,233	48,897	(4,909)	65,846	(2,833)
Total operating segment	1,888,965	4,164,334	8,852	4,357,992	20,554
Discontinued operations	-	-	781	-	1,493
Total	$1,888,965	$4,164,334	$9,633	$4,357,992	$22,047

Note 16 – Guarantor Subsidiaries

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)
	March 31, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$-	$368,629	$-	$795	$-	$369,424
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	-	210,493	-	1,847	-	212,340
Inventories, at lower of cost or market	-	70,160	-	18,740	-	88,900
Prepaid expenses and other current assets	-	13,447	-	2,216	-	15,663
Total current assets	-	662,729	-	23,598	-	686,327

Property, plant and equipment, at cost less accumulated depreciation and amortization of $673,764 in 2014	-	1,192,522	-	1,851	-	1,194,373
Investments in subsidiaries	1,336,414	156,362	-	-	(1,492,776)	-
Deferred charges and other assets	-	7,467	-	798	-	8,265
Total assets	$1,336,414	$2,019,080	$-	$26,247	$(1,492,776)	$1,888,965

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$-	$16,500	$-	$-	$-	$16,500
Inter-company accounts payable	-	125,069	(52,071)	(72,998)	-	-
Trade accounts payable and accrued liabilities	-	482,625	-	5,145	-	487,770
Income taxes payable	-	31,629	8	305	-	31,942
Deferred income taxes	-	7,789	-	-	-	7,789
Total current liabilities	-	663,612	(52,063)	(67,548)	-	544,001
Long-term debt	-	530,295	-	-	-	530,295
Deferred income taxes	-	122,878	-	(12,502)	-	110,376
Asset retirement obligations	-	17,605	-	-	-	17,605
Deferred credits and other liabilities	-	18,508	-	-	-	18,508
Total liabilities	-	1,352,898	(52,063)	(80,050)	-	1,220,785

Stockholders' Equity

Preferred Stock, par $0.01, (authorized 20,000,000 shares, none outstanding)	-	-	-	-	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares, 46,756,190 shares issued and outstanding at March 31, 2014)	468	1	60	-	(61)	468
Additional paid in capital (APIC)	1,228,370	550,968	52,004	35,677	(1,316,516)	550,503
Retained earnings	107,576	115,213	(1)	70,620	(176,199)	117,209
Total stockholders' equity	1,336,414	666,182	52,063	106,297	(1,492,776)	668,180
Total liabilities and stockholders' equity	$1,336,414	$2,019,080	$-	$26,247	$(1,492,776)	$1,888,965

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)
	December 31, 2013
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Current assets
Cash and cash equivalents	$-	$294,741	$-	$-	$-	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2013	-	191,904	-	1,277	-	193,181
Inventories, at lower of cost or market	-	157,795	-	21,260	-	179,055
Prepaid expenses and other current assets	-	12,217	-	3,222	-	15,439
Total current assets	-	656,657	-	25,759	-	682,416

Property, plant and equipment, at cost less accumulated depreciation and amortization of $655,360 in 2013	-	1,189,082	-	1,641	-	1,190,723
Investments in subsidiaries	1,228,837	-	-	-	(1,228,837)	-
Deferred charges and other assets	-	95,604	-	239	(87,740)	8,103
Total assets	$1,228,837	$1,941,343	$-	$27,639	$(1,316,577)	$1,881,242

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$-	$14,000	$-	$-	$-	$14,000
Inter-company accounts payable	-	119,366	(52,107)	(67,259)	-	-
Trade accounts payable and accrued liabilities	-	429,763	-	3,465	-	433,228
Income taxes payable	-	71,450	43	653	-	72,146
Deferred income taxes	-	7,143	-	-	-	7,143
Total current liabilities	-	641,722	(52,064)	(63,141)	-	526,517
Long-term debt	-	547,578	-	-	-	547,578
Deferred income taxes	-	128,451	-	(13,519)	-	114,932
Asset retirement obligations	-	17,130	-	-	-	17,130
Deferred credits and other liabilities	-	18,749	-	-	-	18,749
Total liabilities	-	1,353,630	(52,064)	(76,660)	-	1,224,906

Stockholders' Equity

Preferred Stock, par $0.01, (authorized 20,000,000 shares, none outstanding)	-	-	-	-	-	-
Common Stock, par $0.01, (authorized 200,000,000 shares, 46,746,633 shares issued and outstanding at December 31, 2013)	467	1	60	-	(61)	467
Additional paid in capital (APIC)	1,228,370	548,758	52,004	35,677	(1,316,516)	548,293
Retained earnings	-	38,954	-	68,622	-	107,576
Total stockholders' equity	1,228,837	587,713	52,064	104,299	(1,316,577)	656,336
Total liabilities and stockholders' equity	$1,228,837	$1,941,343	$-	$27,639	$(1,316,577)	$1,881,242

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars except per share amounts)	Three Months Ended March 31, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$-	$3,634,271	$-	$-	$(39,924)	$3,594,347
Merchandise sales	-	502,722	-	-	-	502,722
Ethanol sales and other	-	18,476	-	48,789	-	67,265
Total revenues	$-	$4,155,469	$-	$48,789	$(39,924)	$4,164,334
Costs and operating expenses
Petroleum product cost of goods sold	-	3,540,270	-	-	(39,924)	3,500,346
Merchandise cost of goods sold	-	432,462	-	-	-	432,462
Ethanol cost of goods sold	-	-	-	37,770	-	37,770
Station and other operating expenses	-	113,815	-	8,662	-	122,477
Depreciation and amortization	-	19,634	-	27	-	19,661
Selling, general and administrative	-	27,625	1	445	-	28,071
Accretion of asset retirement obligations	-	297	-	-	-	297
Total costs and operating expenses	-	4,134,103	1	46,904	(39,924)	4,141,084
Income from operations	$-	$21,366	$(1)	$1,885	$-	$23,250
Other income (expense)
Interest income	-	15	-	-	-	15
Interest expense	-	(9,095)	-	-	-	(9,095)
Gain on sale of assets	-	170	-	-	-	170
Other nonoperating income	-	112	-	-	-	112
Total other income (expense)	$-	$(8,798)	$-	$-	$-	$(8,798)
Income from continuing operations before income taxes	-	12,568	(1)	1,885	-	14,452
Income tax expense	-	4,932	-	668	-	5,600
Income from continuing operations	-	7,636	(1)	1,217	-	8,852
Income from discontinued operations, net of taxes	-	-	-	781	-	781
Net Income	$-	$7,636	$(1)	$1,998	$-	$9,633

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING INCOME STATEMENT

(Thousands of dollars except per share amounts)	Three Months Ended March 31, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$-	$3,810,772	$-	$-	$(48,160)	$3,762,612
Merchandise sales	-	515,469	-	-	-	515,469
Ethanol sales and other	-	14,065	-	65,846	-	79,911
Total revenues	$-	$4,340,306	$-	$65,846	$(48,160)	$4,357,992
Costs and operating expenses
Petroleum product cost of goods sold	-	3,689,390	-	-	(48,160)	3,641,230
Merchandise cost of goods sold	-	448,796	-	-	-	448,796
Ethanol cost of goods sold		-	-	61,705	-	61,705
Station and other operating expenses	-	113,507	-	7,463	-	120,970
Depreciation and amortization	-	18,061	-	10	-	18,071
Selling, general and administrative	-	31,127	1	1,104	-	32,232
Accretion of asset retirement obligations	-	269	-	-	-	269
Total costs and operating expenses	-	4,301,150	1	70,282	(48,160)	4,323,273
Income from operations	$-	$39,156	$(1)	$(4,436)	$-	$34,719
Other income (expense)
Interest income	-	281	-	-	-	281
Interest expense	-	(127)	-	-	-	(127)
Gain on sale of assets	-	8	-	-	-	8
Other nonoperating income	-	17	-	-	-	17
Total other income (expense)	$-	$179	$-	$-	$-	$179
Income from continuing operations before income taxes	-	39,335	(1)	(4,436)	-	34,898
Income tax expense	-	15,867	-	(1,523)	-	14,344
Income from continuing operations	-	23,468	(1)	(2,913)	-	20,554
Income from discontinued operations, net of taxes	-	-	-	1,493	-	1,493
Net Income	$-	$23,468	$(1)	$(1,420)	$-	$22,047

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(Thousands of dollars)	Three Months Ended March 31, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$-	$7,636	$(1)	$1,998	$-	$9,633
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	-	-	-	(781)	-	(781)
Depreciation and amortization	-	19,634	-	27	-	19,661
Amortization of deferred major repair costs	-		-	169	-	169
Deferred and noncurrent income tax charges (credits)	-	(5,573)	-	1,017	-	(4,556)
Accretion on discounted liabilities	-	297	-	-	-	297
Pretax gains from sale of assets	-	(170)	-	-	-	(170)
Net decrease in noncash operating working capital	-	80,464	-	4,288	-	84,752
Other operating activities-net	-	3,698	-	-	-	3,698
Net cash provided by (required by) continuing operations	-	105,986	(1)	6,718	-	112,703
Net cash provided by discontinued operations	-	-	-	134	-	134
Net cash provided by (required by) operating activities	-	105,986	(1)	6,852	-	112,837
Investing Activities
Property additions	-	(23,501)	-	(238)	-	(23,739)
Proceeds from sale of assets	-	279	-	-	-	279
Expenditures for major repairs	-	-	-	(728)	-	(728)
Investing activities of discontinued operations
Sales proceeds	-	-	-	1,097	-	1,097
Other	-	-	-	-	-	-
Net cash provided by (required by) investing activities	-	(23,222)	-	131	-	(23,091)
Financing Activities
Repayments of long-term debt	-	(15,000)	-	-	-	(15,000)
Debt issuance costs		(63)				(63)
Net distributions to parent	-	6,187	1	(6,188)	-	-
Net cash provided by (required by) financing activities	-	(8,876)	1	(6,188)	-	(15,063)
Net increase in cash and cash equivalents	-	73,888	-	795	-	74,683
Cash and cash equivalents at January 1	-	294,741	-	-	-	294,741
Cash and cash equivalents at March 31	$-	$368,629	$-	$795	$-	$369,424

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Three Months Ended March 31, 2013
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net income	$-	$23,468	$(1)	$(1,420)	$-	$22,047
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	-	-	-	(1,493)	-	(1,493)
Depreciation and amortization	-	18,061	-	10	-	18,071
Amortization of deferred major repair costs	-	-	-	133	-	133
Deferred and noncurrent income tax charges (credits)	-	(2,349)	-	1,077	-	(1,272)
Accretion on discounted liabilities	-	269	-	-	-	269
Pretax gains from sale of assets	-	(8)	-	-	-	(8)
Net decrease in noncash operating working capital	-	42,840	-	12,365	-	55,205
Other operating activities-net	-	(178)	-	-	-	(178)
Net cash provided by (required by) continuing operations	-	82,103	(1)	10,672	-	92,774
Net cash required by discontinued operations	-	-	-	(1,335)		(1,335)
Net cash provided by (required by) operating activities	-	82,103	(1)	9,337	-	91,439
Investing Activities
Property additions	-	(66,536)	-	(937)	-	(67,473)
Proceeds from sale of assets	-	22	-	-	-	22
Expenditures for major repairs	-	-	-	(280)	-	(280)
Investing activities of discontinued operations
Sales proceeds	-	-	-	-	-	-
Other	-	-	-	(40)	-	(40)
Net cash required by investing activities	-	(66,514)	-	(1,257)	-	(67,771)
Financing Activities
Repayments of long-term debt	-	-	-	(12)	-	(12)
Debt issuance costs	-	-	-	-	-	-
Net distributions to parent	-	1,360	1	(8,068)	-	(6,707)
Net cash provided by (required by) financing activities	-	1,360	1	(8,080)	-	(6,719)
Net increase in cash and cash equivalents	-	16,949	-	-	-	16,949
Cash and cash equivalents at January 1	-	57,373	-	-	-	57,373
Cash and cash equivalents at March 31	$-	$74,322	$-	$-	$-	$74,322

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Three Months Ended March 31, 2014
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Common Stock
Balance as of December 31, 2013	$467	$1	$60	$-	$(61)	$467
Issuance of common stock	1	-	-	-	-	1

Balance as of March 31, 2014	$468	$1	$60	$-	$(61)	$468

APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	-	(312)	-	-	-	(312)
Share-based compensation expense	-	2,522	-	-	-	2,522

Balance as of March 31, 2014	$1,228,370	$550,968	$52,004	$35,677	$(1,316,516)	$550,503

Net Parent Investment
Balance as of December 31, 2013	$-	$-	$-	$-	$-	$-
Net income	-	-	-	-	-	-
Net transfers to/between former parent	-	-	-	-	-	-

Balance as of March 31, 2014	$-	$-	$-	$-	$-	$-

Retained Earnings
Balance as of December 31, 2013	$-	$38,954	$-	$68,622	$-	$107,576
Net income	107,576	76,259	(1)	1,998	(176,199)	9,633

Balance as of March 31, 2014	$107,576	$115,213	$(1)	$70,620	$(176,199)	$117,209

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Three Months Ended March 31, 2013
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Common Stock
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Issuance of common stock	-	-	-	-	-	-

Balance as of March 31, 2013	$-	$-	$-	$-	$-	$-

APIC
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Issuance of common stock	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-

Balance as of March 31, 2013	$-	$-	$-	$-	$-	$-

Net Parent Investment
Balance as of December 31, 2012	$-	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Net income	-	23,467	-	(1,420)	-	22,047
Net transfers to/between former parent	-	(5,552)	-	-	-	(5,552)

Balance as of March 31, 2013	$-	$1,141,382	$53,895	$116,130	$(190,461)	$1,120,946

Retained Earnings
Balance as of December 31, 2012	$-	$-	$-	$-	$-	$-
Net income	-	-	-	-	-	-

Balance as of March 31, 2013	$-	$-	$-	$-	$-	$-

Note 17 – Subsequent Event

In May 2014, the Company voluntarily paid off the remaining $55 million of the outstanding term loan that was drawn in August 2013 to partially fund the dividend from Murphy Oil USA, Inc. to Murphy Oil.  This term loan was not due until August 2016, however the Company chose to utilize available cash resources to pay off this debt early.  Remaining deferred debt costs related to this term loan of $1.9 million will be expensed in the second quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated and combined financial statements and notes included in this Quarterly Report on Form 10-Q. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, “us” and “our” refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.  For periods prior to completion of the separation from Murphy Oil Corporation (“Murphy Oil”), these terms refer to Murphy Oil’s U.S. retail marketing business and other assets and liabilities that were contributed to Murphy USA in connection with the separation, including an allocable portion of Murphy Oil’s corporate costs, on a combined basis.

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

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our one operating segment for the three months ended March 31, 2014 and 2013.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2014 and 2013. It also includes a discussion of our capital structure and available sources of liquidity.

   •  Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business primarily consists of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus our remaining ethanol production facility in Hereford, Texas, and other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  The separation was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock.  The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

We market refined products through a network of retail gasoline stations and unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2014,  we had a total of 1,214 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.

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

The assets and liabilities in these consolidated and combined financial statements at March 31, 2014 have been reflected on a historical basis. Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil at December 31, 2013 and represented operations of Murphy USA prior to the separation. For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

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

The consolidated financial statements reflect our financial results as an independent company for all periods subsequent to the separation while the combined financial statements reflect the combined financial results of Murphy Oil’s U.S. retail marketing business for all periods prior to the separation.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow, as discussed further below, we have experienced pressure on gross margins over the recent months, and although we expect this pressure to subside, gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn and may be affected by future droughts and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. NYMEX crude oil futures as of early 2014 have shown declining U.S. crude oil prices throughout the remainder of the year.  Margins for U.S. retail marketing have weakened in the first quarter of 2014 versus the averages achieved in the first quarter of 2013.  Ethanol margins, however, have reached historical highs towards the end of the first quarter 2014 but have moderated early in the second quarter.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in 2013 versus 2012.  However, beginning in the latter part of the third quarter of 2013 and into first quarter of 2014, we have observed declining or steady RIN prices.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We believe that we will continue to generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2014, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed over the next few years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2014 to be approximately $205 million.  We intend to fund our capital program in 2014 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Business Segments

Our business is organized into one operating segment: Marketing. The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas.  After the Hankinson facility was sold in December 2013, we reassessed our segments and due to its small size, we have included the remainder of the former Ethanol segment in the prior “Corporate” section which has been renamed “Corporate and other assets”.  Therefore we have restated our segments for all prior periods to reflect one remaining reporting segment, Marketing.  The Hereford facility began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations at that time of continued weak margins in the future.

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

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2013 included with the Form 10-K and Note 15 “Business Segments” in the accompanying unaudited consolidated and combined financial statements for the three months ended March 31, 2014.

Results of Operations

Consolidated and Combined Results

For the three month period ended March 31, 2014, the Company reported net income of $9.6 million or $0.21 per diluted share on revenue of $4.16 billion.  Net income was $22.0 million for the comparable period in 2013 or $0.47 per diluted share on $4.36 billion in revenue.

Three Months Ended March 31, 2014 versus Three Months Ended March 31,  2013

Revenues for the three months ended March 31, 2014 decreased $193.7 million, or 4.4%, compared to the same period of 2013.  Significant items impacting these results included a decline in the price of retail fuel of $0.21 per gallon, which was partially offset by an increase in total retail fuel volumes sold of 3.4%.

Total cost of sales decreased $181.2 million, or 4.4%, compared to the same period of 2013.  This decline is primarily due to a decrease in the price of motor fuel paid to acquire fuel for both the retail and wholesale locations and higher margins on certain merchandise categories in the 2014 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Selling, general and administrative expenses for the current quarter have declined $4.2 million.  The primary reason for the decrease is that the 2013 period contained higher employee related costs allocated from Murphy Oil that did not repeat in the current quarter.

Interest expense is higher in the first quarter 2014 compared to 2013 due to the issuance in mid-August 2013 of the $500 million Senior Notes and the borrowing of a $150 million term loan under our credit facilities, which had a remaining balance of $55 million at March 31, 2014.  As these borrowings did not exist in the prior period, there is a large increase in interest expense resulting from these transactions.

Income tax expense decreased in the period primarily due to the decrease in pre-tax earnings.  The tax rate is at 38.8% for the current period and 41.1% for the 2013 period.   The 2013 period effective rate is higher due to the mix of income/loss and the jurisdictions where it arose, which had the effect of raising the effective rate.

A summary of the Company’s earnings by business segment follows:

(thousands of dollars)	Three Months Ended March 31,
	2014	2013
Marketing	$ 13,761	$ 23,387
Corporate and other assets	(4,909)	(2,833)
Discontinued operations	781	1,493
Net income	$ 9,633	$ 22,047

Three Months Ended March 31, 2014 versus Three Months Ended March 31,  2013

Net income for the three months ended March 31, 2014 decreased  compared to the same period in 2013 primarily due to:

•	Lower fuel margin per gallon in the current year quarter compared to the prior year quarter

•	Slightly higher operating expenses in total due to overall store growth since the first quarter of 2013

The items below helped to partially offset the decline in earnings in the current period:

•	Income from the ethanol plant operations in the current quarter due to an improvement in gross margins versus a loss in the 2013 comparable period.

•	Higher merchandise gross margin dollars in first quarter 2014 compared to the prior period.

Marketing

(thousands of dollars, except volume per store month and margins)	Three Months Ended March 31,
Marketing Segment	2014		2013

Revenues
Petroleum product sales	$3,594,347		$3,762,613
Merchandise sales	502,722		515,469
Other	18,368		14,064
Total revenues	$4,115,437		$4,292,146

Costs and operating expenses
Petroleum products cost of goods sold	3,500,346		3,641,231
Merchandise cost of goods sold	432,462		448,796
Station and other operating expenses	113,815		113,507
Depreciation and amortization	18,629		17,665
Selling, general and administrative	27,626		31,379
Accretion of asset retirement obligations	297		269
Total costs and operating expenses	$4,093,175		$4,252,847

Income from operations	$22,262		$39,299

Other income (expense)
Gain (loss) on sale of assets	170		8
Other nonoperating income (loss)	112		17
Total other income (expense)	$282		$25

Income from continuing operations
before income taxes	22,544		39,324
Income tax expense	8,783		15,937
Income from continuing operations	$13,761		$23,387

Gallons sold per store month	251,200		250,952
Fuel margin (cpg)	6.8		11.0
Fuel margin $ per store month	$16,965	$	$ 27,612

Total tobacco sales revenue per store month	$109,283		$118,999
Total non-tobacco sales revenue per store month	$29,477		$27,987
Total merchandise sales revenue per store month	$138,760		$146,986

Merchandise margin $ per store month	$19,393		$19,012
Merchandise margin as a percentage of merchandise sales	14.0%		12.9%

Store count at end of period	1,214		1,172
Total store months during the period	3,623		3,507

Three Months Ended March 31, 2014 versus Three Months Ended March 31,  2013

Net income in the marketing segment for the first quarter of 2014 decreased $9.6 million over the same period in 2013. The primary reason for this decrease was a significant decline in retail fuel margin in the most recent period. Total chain wide retail fuel sales volumes were 910.1 million gallons for the quarter ended March 31, 2014 compared to 880.1 million gallons for the quarter ended March 31,  2013, an increase of 3.4%.

Merchandise margins in 2014 were higher than the 2013 period combined with a decrease in merchandise sales revenue per store month of 5.6%, which was mostly driven by an increased number of stores in the current period. The increase in margins in the current period is due primarily to higher margins on both tobacco and non-tobacco merchandise.

Also impacting net income positively in the first quarter 2014 was sale of RINs of $17.6 million compared to $13.3 million in the 2013 period.  During the current period, 38 million RINs were sold at an average selling price of $0.47 per RIN.

Total revenues for the Marketing segment were approximately $4.1 billion in the 2014 period compared to approximately $4.3 billion in the 2013 period, a decrease of $177 million. Revenues included excise taxes collected and remitted to government authorities of $445  million in the current quarter and $443  million in the comparable period of 2013.

Total fuel sales volumes per station averaged 251,200 gallons per store month in the 2014 period, up 0.1% from 250,952 gallons per store month in the prior year same period. Fuel margin decreased 39% in the 2014 period to 6.8 cpg, compared to 11.0 cpg in the comparable prior year period. Margins were impacted during the current period by a flat to rising wholesale price environment compared to a sharp decline in the prior year quarter that was favorable to the business.

Merchandise sales decreased to $502.7  million in the current period, down 2.5% from comparable 2013 levels because of a decline in tobacco products revenue of 5.1%, which was partially offset by revenue growth of 8.8% in non-tobacco products. Merchandise margins increased 1.1%, from 12.9% in the 2013 period to 14.0% in the current year period. This improvement in margins was caused by continued improvement in non-tobacco merchandise margins due to enhanced promotions and improved pricing on cigarettes in the current period compared to the 2013 quarter when prices were lowered more aggressively.

Total product supply and wholesale margin dollars excluding RINs were $32.5 million in the 2014 period compared to $24.3 million in the same period of 2013.  The 2014 amount includes a benefit of $17.8 million related to a LIFO decrement in the current quarter due to a decision to run a leaner supply chain which caused liquidation of inventories that are not expected to be restored by year-end.

Station and other operating expenses increased $0.3 million in the current period compared to 2013 levels in total but declined 1.9% on an average per store month (APSM) basis. This decrease on an APSM basis was due to lower credit card processing fees due to lower sales prices, combined with improvements in environmental expense in the 2014 period.

Depreciation expense increased $1.0  million in the 2014 period, an increase of 5.5% over the prior period. This increase was caused by more stores operating in the 2014 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses decreased $3.8 million in the current quarter over the prior period.  This decrease was primarily due to no repeat of certain employee benefit related charges from the former parent that occurred in the first quarter 2013.  Included in the station and other operating expense and SG&A expense totals above are $4.4 million and $4.9 million of combined operating expense and SG&A costs for the three months ended March 31, 2014 and 2013, respectively for product supply and wholesale operations.

Corporate and Other Assets

Three Months Ended March 31, 2014 versus Three Months Ended March 31,  2013

After-tax results for Corporate and other assets declined in the recently completed quarter to a loss of $4.9 million compared to a loss of $2.8 million in the first quarter of 2013.  This decrease was due primarily to interest expense accrued since the August 2013 issuance of $500 million in Senior Notes and the drawdown of $150 million in term loan under our credit facilities.  Offsetting a portion of this interest expense was improvement in ethanol earnings from the Hereford, Texas facility.  In the first quarter of 2014, net income from Hereford was $1.2 million compared to a loss of $2.9 million in the first quarter of 2013.  The improvement in the current quarter was due to higher crush spreads.

Balance Sheet Information

As of March 31, 2014, the Hereford ethanol subsidiary had total assets of $26 million, or 1.4% of our total assets, which was comprised primarily of accounts receivable and related inventories to operate the facility.  Also at March 31, 2014, the ethanol subsidiary had total current liabilities of $5 million, or 0.4% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ending March 31, 2014 and 2013.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013

Net income	$9,633	$22,047

Income taxes	5,600	14,344
Interest expense, net of interest income	9,080	(154)
Depreciation and amortization	19,661	18,071
EBITDA	43,974	54,308

(Income) loss from discontinued operations, net of tax	(781)	(1,493)
Impairment of properties	-	-
Accretion of asset retirement obligations	297	269
Gain on sale of assets	(170)	(8)
Other nonoperating income	(112)	(17)
Adjusted EBITDA	$43,208	$53,059

The Company also considers Free Cash Flow in the operation of its business.  Free cash flow is defined as net cash provided by operating activities in a period minus payments for property and equipment made in that period.  Free cash flow is also considered a non-GAAP financial measure.  Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for us in evaluating the Company’s performance.  Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

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

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013

Net cash provided by operating activities	$112,837	$91,439
Payments for property and equipment	(23,739)	(67,473)
Free cash flow	$89,098	$23,966

Capital Resources and Liquidity

Significant Sources of Capital

In connection with the separation, we obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  At March 31, 2014 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the first quarter is approximately $328 million based on March 31, 2014 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

During the first quarter of 2014, we repaid $15 million on the term loan and following quarter end, we repaid the remaining $55 million still outstanding, following which our term loan is fully repaid.  We financed the repayment with cash from operations.

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

Operating Activities

Net cash provided by operating activities was $113 million for the three months ended March 31, 2014 and $91 million for the comparable period in 2013, primarily because of drawdowns of accounts receivable and products inventories from higher seasonal levels in the 2014 period and timing of month end compared to our receivables positions.  Net income declined $12 million in the first three months of 2014 compared to the corresponding period in 2013 and the amount of cash generated from drawdown of working capital in the 2014 period improved by $30 million.

Investing Activities

For the three months ended March 31, 2014, cash required by investing activities was $23 million compared to $68 million in the three months ended March 31,  2013. The lower investing cash use of $45 million was primarily due to a partial payment in January 2013 for land purchased for stations acquired from Walmart in the December 2012 land acquisition agreement and higher station construction cost in the prior year period.

Financing activities

Financing activities for Murphy USA in the three months ended March 31, 2014 used cash of $15 million compared to use of $7 million in the three months ended March 31,  2013. This increased use of cash was due to an early principal repayment on the outstanding term loan in March 2014.

 Debt

In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at March 31, 2014 and December 31, 2013 are as set forth below:

	March 31,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $8,205)	$491,795	$491,578
Term loan due 2016 (effective interest rate of 3.11% at March 31, 2014 and 3.71% at December 31, 2013) (1)	55,000	70,000
Less current maturities	(16,500)	(14,000)
Total long-term debt	$530,295	$547,578

 (1)  In May 2014, we voluntarily paid off the remaining $55 million of the term loan.

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

In addition, we are party to a registration rights agreement, which requires us to exchange the Senior Notes for notes eligible for public resale within 360 days of the issuance of the Senior Notes, or alternatively under certain circumstances, to file a shelf registration statement for public resales of the Senior Notes.  On March 21, 2014, we filed a registration statement on Form S-4 to exchange these Senior Notes for notes eligible for public resale.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  In May 2014, we repaid the remaining $55 million outstanding on the term loan, using cash from operations.

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

Interest payable on the credit facilities is based on either:

•the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six-months as selected by us in accordance with the terms of the credit agreement.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of March 31, 2014, our secured leverage ratio and fixed charge coverage ratio were 0.17 and 1.32, respectively.  After giving effect to the applicable restrictions on certain payments which could include dividends under the credit agreement and the indenture, and subject to compliance with applicable law, as of December 31, 2013, the Company had approximately $26.7 million of its net income and retained earnings free of such restrictions.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Following the repayment of the remaining $55 million on our term loan, our contractual debt obligations for the periods “less than one year” and “1-3 years” are each reduced to zero.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Marketing:
Company stores	$19,408	$58,670
Terminals	79	539
Sustaining capital	3,417	4,064

Corporate and other assets	835	4,200

Discontinued operations	-	40

Total	$23,739	$67,513

We currently expect capital expenditures for the full year 2014 to be approximately $205 million, including $194 million for the retail marketing business,  $2 million for the remaining ethanol facility,  $4 million for product supply and wholesale operations and $5 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2013 included in the Form 10-K. Within our retail marketing spending, we anticipate approximately $12 million will be sustaining capital with the remainder invested in construction of new Company stations.  We expect to finance these capital expenditures from cash from operations.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2013.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express management’s current views concerning future events or results, including without limitation our anticipated growth strategy, particularly with respect to our Walmart relationship and plans to build additional sites, and our ability to generate revenues, including the sale of RINs, which are subject to inherent risks and uncertainties. Factors that could cause one or more of these forecasted events not to occur include, but are not limited to, a deterioration in the business or prospects of the U.S. retail marketing business, adverse developments in the U.S. retail marketing business’s markets or adverse developments in the U.S. or global capital markets, credit markets or economies generally, the volatility and level of crude oil, corn and other commodity prices, the volatility and level of gasoline prices, customer demand for our products, disruptions in our relationship with Walmart, political and regulatory developments that may be adverse to us, and uncontrollable natural hazards or any of the other factors set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K. As a result you should not place undue reliance on forward-looking statements.  If any of the forecasted events does not occur for any reason, our business, results of operation, cash flows and/or financial condition may be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Prior to our separation from Murphy Oil, we participated in Murphy Oil’s centralized cash management program to support and finance our operations as needed. We provided cash to Murphy Oil prior to the separation, based on our operating cash flows generated and Murphy Oil funded our operations and investing activities as needed.

We entered into new financing arrangements with the separation from Murphy Oil. These financing arrangements included a committed $450 million ABL facility and a $150 million term facility. The credit facilities also provide for a $200 million uncommitted incremental facility. The credit facilities became effective substantially concurrently with the separation. Our primary operating subsidiary, Murphy Oil USA, Inc., incurred $150 million of indebtedness under the term facility, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil paid on the separation date. We expect to use the additional borrowing capacity under the ABL facility from time to time for working capital and other general corporate purposes, including to support our operating model as described herein.

Interest payable on the credit facilities is based on either:

•	the Adjusted LIBO Rate; or

•

the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.75% to 3.00% per annum depending on a secured debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on the average availability under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.75% to 2.00% per annum depending on a secured debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one-, two-, three-, or six-months as selected by the Borrower in accordance with the terms of the credit agreement.

Assuming a weighted average interest rate of 3.11% for outstanding indebtedness under the credit facilities at March 31, 2014, a one-eighth change in the Adjusted LIBO Rate would result in a $68,750 increase/ decrease in our annualized interest expense.  In May 2014, we repaid the remaining $55 million outstanding on the term loan, using cash from operations.  Following this repayment we no longer have this exposure to interest rate risk.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at March 31, 2014 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net liability associated with these derivative contracts by approximately $0.6 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2013 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements for the three months ended March 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.  Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2014 Annual Report on Form 10-K based on a transition period established by the SEC rules applicable to new public companies.  As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting.  We intend to include an evaluation of our internal controls over financial reporting in our 2014 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2014, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14—Contingencies in the accompanying consolidated and combined financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 6. EXHIBITS

The Exhibit Index on page 47 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.

            (Registrant)

By _/s/ Donald R. Smith Jr.

Donald R. Smith Jr., Vice President

 and Controller (Chief Accounting Officer

  and Duly Authorized Officer)

May 6, 2014

EXHIBIT INDEX
Exhibit Number	Description

12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.