Form 10-Q
period 2014-06-30
Murphy USA Inc.
filed 2014-08-07
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

    Yes☑  No

Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2014 was 45,724,585.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	2
Consolidated and Combined Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2014 and 2013	3
Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2014 and 2013	4
Consolidated and Combined Statements of Changes in Equity for the six months ended June 30, 2014 and 2013	5
Notes to Consolidated and Combined Financial Statements	6

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated  Balance Sheets

	June 30,	December 31,
(Thousands of dollars)	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$260,237	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014 and $4,456 in 2013	257,163	193,181
Inventories, at lower of cost or market	166,035	179,055
Prepaid expenses and other current assets	16,474	15,439
Total current assets	699,909	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $693,012 in 2014 and $655,360 in 2013	1,204,044	1,190,723
Deferred charges and other assets	5,882	8,103
Total assets	$1,909,835	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000
Trade accounts payable and accrued liabilities	524,950	433,228
Income taxes payable	50,464	72,146
Deferred income taxes	8,660	7,143
Total current liabilities	584,074	526,517
Long-term debt	492,012	547,578
Deferred income taxes	103,994	114,932
Asset retirement obligations	18,077	17,130
Deferred credits and other liabilities	18,190	18,749
Total liabilities	1,216,347	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,765,221 issued and 46,743,633 shares issued and
outstanding at 2014 and 2013, respectively)	468	467
Treasury stock (1,040,636 shares held at June 30, 2014)	(50,021)	—
Additional paid in capital (APIC)	552,600	548,293
Retained earnings	190,441	107,576
Total stockholders' equity	693,488	656,336
Total liabilities and stockholders' equity	$1,909,835	$1,881,242

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars except per share amounts)	2014	2013	2014	2013
Revenues
Petroleum product sales (a)	$4,121,694	$4,175,882	$7,716,041	$7,938,494
Merchandise sales	548,260	553,370	1,050,982	1,068,839
Ethanol sales and other	87,995	114,213	155,260	194,123
Total revenues	4,757,949	4,843,465	8,922,283	9,201,456
Costs and operating expenses
Petroleum product cost of goods sold (a)	3,943,134	4,005,487	7,443,480	7,646,718
Merchandise cost of goods sold	472,909	482,464	905,371	931,259
Ethanol cost of goods sold	41,767	68,909	79,537	130,614
Station and other operating expenses	133,223	124,710	255,700	245,680
Depreciation and amortization	19,685	18,536	39,346	36,606
Selling, general and administrative	29,698	28,443	57,769	60,675
Accretion of asset retirement obligations	300	278	597	547
Total costs and operating expenses	4,640,716	4,728,827	8,781,800	9,052,099
Income from operations	117,233	114,638	140,483	149,357
Other income (expense)
Interest income	13	453	28	734
Interest expense	(10,527)	(16)	(19,622)	(142)
Gain on sale of assets	—	—	170	8
Other nonoperating income	894	8	1,006	23
Total other income (expense)	(9,620)	445	(18,418)	623
Income before income taxes	107,613	115,083	122,065	149,980
Income tax expense	34,381	44,765	39,981	59,109
Income from continuing operations	73,232	70,318	82,084	90,871
Income from discontinued operations, net of taxes	—	7,309	781	8,803
Net Income	$73,232	$77,627	$82,865	$99,674
Earnings per share - basic:
Income from continuing operations	$1.58	$1.50	$1.76	$1.94
Income from discontinued operations	—	0.16	0.02	0.19
Net Income - basic	$1.58	$1.66	$1.78	$2.13
Earnings per share - diluted:
Income from continuing operations	$1.57	$1.50	$1.75	$1.94
Income from discontinued operations	—	0.16	0.02	0.19
Net Income - diluted	$1.57	$1.66	$1.77	$2.13
Weighted-average shares outstanding (in thousands):
Basic	46,233	46,743	46,490	46,743
Diluted	46,527	46,743	46,708	46,743
Supplemental information:
(a) Includes excise taxes of:	$483,082	$492,220	$928,487	$935,497

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(Thousands of dollars)	2014	2013
Operating Activities
Net income	$82,865	$99,674
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	(781)	(8,803)
Depreciation and amortization	39,346	36,606
Amortization of deferred major repair costs	433	221
Deferred and noncurrent income tax credits	(10,938)	(6,688)
Accretion on discounted liabilities	597	547
Pretax gains from sale of assets	(170)	(8)
Net decrease in noncash operating working capital	18,866	45,522
Other operating activities-net	8,211	10,876
Net cash provided by continuing operations	138,429	177,947
Net cash provided by discontinued operations	134	6,805
Net cash provided by operating activities	138,563	184,752
Investing Activities
Property additions	(53,054)	(95,109)
Proceeds from sale of assets	279	36
Expenditures for major repairs	(728)	(280)
Investing activities of discontinued operations
Sales proceeds	1,097	—
Other	—	(468)
Net cash required by investing activities	(52,406)	(95,821)
Financing Activities
Purchase of treasury stock	(50,021)	—
Repayments of long-term debt	(70,000)	(24)
Debt issuance costs	(99)	—
Amounts related to share-based compensation activities	(541)	—
Net distributions to parent	—	(86,692)
Net cash required by financing activities	(120,661)	(86,716)
Net increase (decrease) in cash and cash equivalents	(34,504)	2,215
Cash and cash equivalents at January 1	294,741	57,373
Cash and cash equivalents at June 30	$260,237	$59,588

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2012	—	$—	$—	$—	$1,104,451	$—	$1,104,451
Net income	—	—	—	—	99,674	—	99,674
Net transfers to/between former parent	—	—	—	—	(85,245)	—	(85,245)
Share-based compensation expense	—	—	—	—	—	—	—
Balance as of June 30, 2013	—	$—	$—	$—	$1,118,880	$—	$1,118,880

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$—	$107,576	$656,336
Net income	—	—	—	—	—	82,865	82,865
Purchase of treasury stock	—	—	(50,021)	—	—	—	(50,021)
Issuance of common stock	21,588	1	—	—	—	—	1
Shares withheld to satisfy tax withholdings	—	—	—	(542)	—	—	(542)
Share-based compensation expense	—	—	—	4,849	—	—	4,849
Balance as of June 30, 2014	46,765,221	$468	$(50,021)	$552,600	$—	$190,441	$693,488

See notes to consolidated and combined financial statements.

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

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2014, Murphy USA had a total of 1,223 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota, which was subsequently sold in December 2013 and is reflected as discontinued operations for all periods presented.  The Company also acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

The assets and liabilities in these consolidated and combined financial statements at June 30,  2014 have been reflected on a historical basis.   Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil and represented operations of Murphy USA prior to the separation.  For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding the allocation of general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

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

Recently Issued Accounting Standards— In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company expects to adopt ASU No. 2014-08 on a prospective basis beginning January 1, 2015.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and disclosures.

Note 2 — Related Party Transactions

Related party transactions of the Company include the allocation of certain general and administrative costs from Murphy Oil to the Company and receipt of interest income from Murphy Oil for intercompany payables balances for the periods prior to separation from Murphy Oil.

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

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Statements of Income reflect charges from Murphy Oil and its other subsidiaries for these services of $0 and $16,091,000 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $36,740,000 for the six months ended June 30, 2014 and 2013, respectively. Included in the charges above are amounts recognized for stock-based compensation expense (Note 8), as well as net periodic benefit expense associated with the Parent’s retirement plans (Note 9).

Included in Interest income in the Consolidated and Combined Statements of Income for the three months ended June 30, 2014 and 2013 was interest income from affiliates of $0 and $453,000, respectively.  For the six months ended June 30, 2014 and 2013 interest income from affiliates was $0 and $727,000, respectively.  These amounts were paid on balances that were previously intercompany prior to the separation from Murphy Oil and were settled in full at the separation date.

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

We believe that the operating expenses and general and administrative expenses allocated to us prior to the separation and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At June 30, 2014, Murphy USA had a current receivable from Murphy Oil of $70,000 and a payable to Murphy Oil of $988,000 related to the Transition Services Agreement.

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

The results of operations associated with the Hankinson discontinued operations for the 2013 period are presented in the following table.

	Three Months Ended	Six Months Ended
(Thousands of dollars)	June 30, 2013	June 30, 2013
Revenues	$100,490	$198,312
Income (loss) from operations before income taxes	11,243	13,543
Gain on sale before income taxes	—	—
Total income (loss) from discontinued operations before taxes	11,243	13,543
Provision for income taxes	3,934	4,740
Income (loss) from discontinued operations	$7,309	$8,803

Note 4 — Inventories

Inventories consisted of the following:

	June 30,	December 31,
(Thousands of dollars)	2014	2013
Refined products and blendstocks - FIFO basis	$373,705	$372,531
Less LIFO reserve - refined products and blendstocks	(318,135)	(307,706)
Refined products and blendstocks - LIFO basis	55,570	64,825
Store merchandise for resale	93,649	97,058
Corn based products	11,782	12,447
Materials and supplies	5,034	4,725
Total inventories	$166,035	$179,055

At June 30, 2014 and December 31, 2013, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $318,135,000 and $307,706,000, respectively. Corn based products consisted primarily of corn, dried distillers’ grains with solubles (DDGS) and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In the first quarter of 2014, the Company recognized a benefit of $17,781,000 related to a LIFO decrement that existed at that date that is not expected to be restored at year-end.

Note 5 — Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,988)	$492,012	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,012	$547,578

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

On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  Approximately 99.96% of the Senior Notes were tendered for exchange.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, together with the net proceeds of the offering of the Senior Notes, to finance a  $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil. The term facility was scheduled to mature on August 30, 2016, but was repaid in full in May 2014.

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

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one,  two,  three, or six months as selected by us in accordance with the terms of the credit agreement.

We were obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We were also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of June 30, 2014, our fixed charge coverage ratio was 1.03.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

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

Note 6 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2014 and December 31, 2013 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	June 30,	December 31,
(Thousands of dollars)	2014	2013
Balance at beginning of period	$17,130	$15,401
Accretion expense	597	1,096
Liabilities incurred	350	633
Balance at end of period	$18,077	$17,130

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 7— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month and six month periods ended June 30, 2014 and 2013, the Company’s effective tax rates were as follows:

	2014	2013
Three months ended June 30	31.9%	38.9%
Six months ended June 30	32.8%	39.4%

The effective tax rate for the three month and six month periods ended June 30, 2014 is lower than the U.S. Federal statutory rate due to a tax benefit recorded in the period to lower the effective state tax rate.

This adjustment to a lower state tax rate generated a benefit of $6.8 million that was recorded during the second quarter of 2014.  The effective tax rate for the three months ended June 30, 2013 exceeded the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of June 30, 2014, the earliest year remaining open for audit and/or settlement in the United States is 2010.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

During the first quarter of 2014, the Company issued 22,437 restricted stock units to its non-employee directors at a weighted average grant date fair value of $39.07 per share.  These shares vest in three years from the grant date.

For the six months ended June 30, 2014 and 2013, share based compensation was $4.8 million and $4.3 million, respectively.  For the six months ended June 30, 2014 and 2013, cash received from options exercised under all share-based payment arrangements was not material.  The related income tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2014 and 2013, was not material.

As of June 30, 2014, unrecognized compensation cost related to stock option awards was $3.2 million, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation cost related to restricted stock awards was $16.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

The table that follows provides the components of net periodic benefit expense associated with Company employees for the three months and six months ended June 30, 2013 as there was no comparable expense for the three months and six months ended June 30, 2014.

	Three Months Ended June 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$—	$1,202	$—	$553
Interest cost	—	1,143	—	374
Expected return on plan assets	—	(1,207)	—	—
Amortization of prior service cost (benefits)	—	21	—	(3)
Recognized actuarial loss	—	888	—	138
Net periodic benefit expense	$—	$2,047	$—	$1,062

	Six Months Ended June 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$—	$2,600	$—	$1,078
Interest cost	—	1,955	—	734
Expected return on plan assets	—	(1,989)	—	—
Amortization of prior service cost (benefits)	—	39	—	(5)
Recognized actuarial loss	—	1,516	—	271
Net periodic benefit expense	$—	$4,121	$—	$2,078

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a) eliminated the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of June 30, 2014 and December 31, 2013 and for the three month or six month periods ended June 30, 2014 and 2013.

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.  At June 30, 2014 and 2013, the Company had open physical delivery commitment contracts for purchase of approximately 4.9 million and 17.2 million bushels of corn, respectively, for processing at its ethanol plants. For the periods ended June 30, 2014 and 2013, the Company had open physical delivery commitment contracts for sale of approximately 0.8 million and 1.4 million equivalent bushels, respectively, of DDGS and WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at June 30, 2014 and 2013, the Company had outstanding derivative contracts with offsetting long and short volumes of 2.3 million and 13.4 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts.   Additionally, at June 30, 2014 and 2013, the Company had outstanding derivative contracts with a net short volume of 1.7 million and 2.3 million bushels of corn, respectively, to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts increased income before taxes by $0.9 million and increased income before taxes by $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014 and December 31, 2013, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	June 30, 2014				December 31, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Thousands of dollars)	Location	Value	Location	Value	Location	Value	Location	Value
Commodity derivative contracts	Accounts Receivable	$1,574	Accounts Payable	$716	Accounts Receivable	$224	Accounts Payable	$291

For the three month and six month periods ended June 30, 2014 and 2013, the gains and losses recognized in the consolidated and combined Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	Location	2014	2013	2014	2013
Commodity	Fuel and ethanol costs of goods sold	$2,084	$1,152	$619	$(446)

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at June 30, 2014 and December 31, 2013 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Consolidated	the Consolidated
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At June 30, 2014
Commodity derivatives	$2,463	$(889)	$1,574
At December 31, 2013
Commodity derivatives	$233	$(9)	$224

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At June 30, 2014
Commodity derivatives	$1,605	$(889)	$716
At December 31, 2013
Commodity derivatives	$300	$(9)	$291

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant as all positions related to Hankinson were assumed by the buyer in conjunction with the sale. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At June 30, 2014 and December 31, 2013, cash deposits of $2.8 million and $2.9 million related to commodity derivative contracts were reported in Prepaid Expenses in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at June 30, 2014 or December 31, 2013.

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

During May 2014, the Company executed a share repurchase program that was approved by the Board of Directors for approximately $50 million worth of common stock of the Company.   At the completion of this plan, the Company had acquired 1,040,636 shares of common stock for an average price of $48.07 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per common share:
Net income attributable to common stockholders	$73,232	$77,627	$82,865	$99,674
Weighted average common shares outstanding (in thousands)	46,233	46,743	46,490	46,743
Total earnings per share	$1.58	$1.66	$1.78	$2.13
Earnings per common share - assuming dilution:
Net income attributable to common stockholders	$73,232	$77,627	$82,865	$99,674
Weighted average common shares outstanding (in thousands)	46,233	46,743	46,490	46,743
Common equivalent shares:
Dilutive options	294	—	218	—
Weighted average common shares outstanding - assuming dilution (in thousands)	46,527	46,743	46,708	46,743
Earnings per share - assuming dilution	$1.57	$1.66	$1.77	$2.13

Note 12 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated and Combined Income Statements include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Sales of ethanol and related plant products	$64,088	$83,836	$112,876	$149,682
Renewable Identification Numbers (RINs) sales	23,261	29,685	40,854	42,985
Other	646	692	1,530	1,456
Total ethanol sales and other revenue	$87,995	$114,213	$155,260	$194,123

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $71,469,000 and $(6,569,000) for the six month periods ended June 30, 2014 and 2013, respectively. Interest paid was $17,070,000 and $144,000 for the six month periods ended June 30, 2014 and 2013, respectively. Noncash additions to net parent investment related primarily to settlement of income taxes were $0 and $1,447,000 for the six month periods ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
(Thousands of dollars)	2014	2013
Accounts receivable	$(63,984)	$139,767
Inventories	13,019	21,459
Prepaid expenses	(1,063)	(2,158)
Accounts payable and accrued liabilities	91,480	(117,590)
Income taxes payable	(22,103)	4,936
Current deferred income tax liabilities	1,517	(892)
Net decrease in noncash operating working capital	$18,866	$45,522

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

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at June 30, 2014 and December 31, 2013 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Fair Value	Assets	Observable	Unobservable
	June 30,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$1,574	—	$1,574	—
Liabilities
Commodity derivative contracts	$(716)	—	$(716)	—

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Fair Value	Assets	Observable	Unobservable
	December 31,	(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$224	—	$224	—
Liabilities
Commodity derivative contracts	$(291)	—	$(291)	—

At the balance sheet date the fair value of commodity derivatives contracts for corn was determined based on market quotes for No. 2 yellow corn. The change in fair value of commodity derivatives is recorded in Fuel and ethanol cost of goods sold. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable approximates fair value due to their short-term nature.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2014		At December 31, 2013
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(492,012)	$(514,678)	$(561,578)	$(559,411)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2014, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2014. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence and other insurance programs for general and auto liability. As of June 30, 2014, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2014, the Company had contingent liabilities of $16.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

		Three Months Ended
		June 30, 2014		June 30, 2013
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	June 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,851,969	$4,693,858	$71,660	$4,759,628	$66,553
Corporate and other assets	57,866	64,091	1,572	83,837	3,765
Total operating segment	1,909,835	4,757,949	73,232	4,843,465	70,318
Discontinued operations	—	—	—	—	7,309
Total	$1,909,835	$4,757,949	$73,232	$4,843,465	$77,627
		Six Months Ended
		June 30, 2014		June 30, 2013
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$8,809,295	$85,421	$9,051,775	$89,939
Corporate and other assets		112,988	(3,337)	149,681	932
Total operating segment		8,922,283	82,084	9,201,456	90,871
Discontinued operations		—	781	—	8,803
Total		$8,922,283	$82,865	$9,201,456	$99,674

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

CONSOLIDATING BALANCE SHEET

(unaudited)

(Thousands of dollars)	June 30, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$258,924	$—	$1,313	$—	$260,237
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	253,910	—	3,253	—	257,163
Inventories, at lower of cost or market	—	146,079	—	19,956	—	166,035
Prepaid expenses and other current assets	—	13,514	—	2,960	—	16,474
Total current assets	—	672,427	—	27,482	—	699,909
Property, plant and equipment, at cost less accumulated depreciation and amortization	—	1,202,187	—	1,857	—	1,204,044
Investments in subsidiaries	1,419,279	167,187	—	—	(1,586,466)	—
Deferred charges and other assets	—	5,348	—	534	—	5,882
Deferred tax assets	—	—	—	5,121	(5,121)	—
Total assets	$1,419,279	$2,047,149	$—	$34,994	$(1,591,587)	$1,909,835
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	50,021	82,877	(52,073)	(80,825)	—	—
Trade accounts payable and accrued liabilities	—	522,029	—	2,921	—	524,950
Income taxes payable	—	52,682	10	(2,228)	—	50,464
Deferred income taxes	—	8,660	—	—	—	8,660
Total current liabilities	50,021	666,248	(52,063)	(80,132)	—	584,074
Long-term debt	—	492,012	—	—	—	492,012
Deferred income taxes	—	109,115	—	—	(5,121)	103,994
Asset retirement obligations	—	18,077	—	—	—	18,077
Deferred credits and other liabilities	—	18,190	—	—	—	18,190
Total liabilities	50,021	1,303,642	(52,063)	(80,132)	(5,121)	1,216,347
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,765,221 shares issued at June 30, 2014)	468	1	60	—	(61)	468
Treasury Stock (1,040,636 shares held at June 30, 2014)	(50,021)	—	—	—	—	(50,021)
Additional paid in capital (APIC)	1,228,370	553,065	52,004	35,677	(1,316,516)	552,600
Retained earnings	190,441	190,441	(1)	79,449	(269,889)	190,441
Total stockholders' equity	1,369,258	743,507	52,063	115,126	(1,586,466)	693,488
Total liabilities and stockholders' equity	$1,419,279	$2,047,149	$—	$34,994	$(1,591,587)	$1,909,835

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2013
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Current assets
Cash and cash equivalents	$—	$294,741	$—	$—	$—	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2013	—	191,904	—	1,277	—	193,181
Inventories, at lower of cost or market	—	157,795	—	21,260	—	179,055
Prepaid expenses and other current assets	—	12,217	—	3,222	—	15,439
Total current assets	—	656,657	—	25,759	—	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization	—	1,189,082	—	1,641	—	1,190,723
Investments in subsidiaries	1,228,837	—	—	—	(1,228,837)	—
Deferred charges and other assets	—	95,604	—	239	(87,740)	8,103
Deferred tax assets	—	—	—	—	—	—
Total assets	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000	$—	$—	$—	$14,000
Inter-company accounts payable	—	119,366	(52,107)	(67,259)	—	—
Trade accounts payable and accrued liabilities	—	429,763	—	3,465	—	433,228
Income taxes payable	—	71,450	43	653	—	72,146
Deferred income taxes	—	7,143	—	—	—	7,143
Total current liabilities	—	641,722	(52,064)	(63,141)	—	526,517
Long-term debt	—	547,578	—	—	—	547,578
Deferred income taxes	—	128,451	—	(13,519)	—	114,932
Asset retirement obligations	—	17,130	—	—	—	17,130
Deferred credits and other liabilities	—	18,749	—	—	—	18,749
Total liabilities	—	1,353,630	(52,064)	(76,660)	—	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,746,633 shares issued and outstanding at December 31, 2013)	467	1	60	—	(61)	467
Treasury Stock	—	—	—	—	—	—
Additional paid in capital (APIC)	1,228,370	548,758	52,004	35,677	(1,316,516)	548,293
Retained earnings	—	38,954	—	68,622	—	107,576
Total stockholders' equity	1,228,837	587,713	52,064	104,299	(1,316,577)	656,336
Total liabilities and stockholders' equity	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,173,856	$—	$—	$(52,162)	$4,121,694
Merchandise sales	—	548,260	—	—	—	548,260
Ethanol sales and other	—	23,904	—	64,091	—	87,995
Total revenues	$—	$4,746,020	$—	$64,091	$(52,162)	$4,757,949
Costs and operating expenses
Petroleum product cost of goods sold	—	3,995,296	—	—	(52,162)	3,943,134
Merchandise cost of goods sold	—	472,909	—	—	—	472,909
Ethanol cost of goods sold	—	—	—	41,767	—	41,767
Station and other operating expenses	—	124,229	—	8,994	—	133,223
Depreciation and amortization	—	19,656	—	29	—	19,685
Selling, general and administrative	—	29,274	—	424	—	29,698
Accretion of asset retirement obligations	—	300	—	—	—	300
Total costs and operating expenses	—	4,641,664	—	51,214	(52,162)	4,640,716
Income from operations	$—	$104,356	$—	$12,877	$—	$117,233
Other income (expense)
Interest income	—	13	—	—	—	13
Interest expense	—	(10,527)	—	—	—	(10,527)
Gain on sale of assets	—	—	—	—	—	—
Other nonoperating income	—	94	—	800	—	894
Total other income (expense)	$—	$(10,420)	$—	$800	$—	$(9,620)
Income from continuing operations before income taxes	—	93,936	—	13,677	—	107,613
Income tax expense	—	29,533	—	4,848	—	34,381
Income from continuing operations	—	64,403	—	8,829	—	73,232
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	73,232	8,829	—	—	(82,061)	—
Net Income	$73,232	$73,232	$—	$8,829	$(82,061)	$73,232

COMBINING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$—	$4,240,293	$—	$—	$(64,411)	$4,175,882
Merchandise sales	—	553,370	—	—	—	553,370
Ethanol sales and other	—	30,377	—	83,836	—	114,213
Total revenues	$—	$4,824,040	$—	$83,836	$(64,411)	$4,843,465
Costs and operating expenses
Petroleum product cost of goods sold	—	4,069,898	—	—	(64,411)	4,005,487
Merchandise cost of goods sold	—	482,464	—	—	—	482,464
Ethanol cost of goods sold	—	—	—	68,909	—	68,909
Station and other operating expenses	—	116,226	—	8,484	—	124,710
Depreciation and amortization	—	18,515	—	21	—	18,536
Selling, general and administrative	—	27,614	—	829	—	28,443
Accretion of asset retirement obligations	—	278	—	—	—	278
Total costs and operating expenses	—	4,714,995	—	78,243	(64,411)	4,728,827
Income from operations	$—	$109,045	$—	$5,593	$—	$114,638
Other income (expense)
Interest income	—	453	—	—	—	453
Interest expense	—	(16)	—	—	—	(16)
Gain on sale of assets	—	—	—	—	—	—
Other nonoperating income	—	8	—	—	—	8
Total other income (expense)	$—	$445	$—	$—	$—	$445
Income from continuing operations before income taxes	—	109,490	—	5,593	—	115,083
Income tax expense	—	42,778	—	1,987	—	44,765
Income from continuing operations	—	66,712	—	3,606	—	70,318
Income from discontinued operations, net of taxes	—	—	—	7,309	—	7,309
Net Income	$—	$66,712	$—	$10,915	$—	$77,627

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$7,808,126	$—	$—	$(92,085)	$7,716,041
Merchandise sales	—	1,050,982	—	—	—	1,050,982
Ethanol sales and other	—	42,381	—	112,879	—	155,260
Total revenues	$—	$8,901,489	$—	$112,879	$(92,085)	$8,922,283
Costs and operating expenses
Petroleum product cost of goods sold	—	7,535,565	—	—	(92,085)	7,443,480
Merchandise cost of goods sold	—	905,371	—	—	—	905,371
Ethanol cost of goods sold	—	—	—	79,537	—	79,537
Station and other operating expenses	—	238,044	—	17,656	—	255,700
Depreciation and amortization	—	39,290	—	56	—	39,346
Selling, general and administrative	—	56,900	1	868	—	57,769
Accretion of asset retirement obligations	—	597	—	—	—	597
Total costs and operating expenses	—	8,775,767	1	98,117	(92,085)	8,781,800
Income from operations	$—	$125,722	$(1)	$14,762	$—	$140,483
Other income (expense)
Interest income	—	28	—	—	—	28
Interest expense	—	(19,622)	—	—	—	(19,622)
Gain on sale of assets	—	170	—	—	—	170
Other nonoperating income	—	206	—	800	—	1,006
Total other income (expense)	$—	$(19,218)	$—	$800	$—	$(18,418)
Income from continuing operations before income taxes	—	106,504	(1)	15,562	—	122,065
Income tax expense	—	34,465	—	5,516	—	39,981
Income from continuing operations	—	72,039	(1)	10,046	—	82,084
Income from discontinued operations, net of taxes	—	—	—	781	—	781
Equity earnings in affiliates, net of tax	190,441	79,448	—	—	(269,889)	—
Net Income	$190,441	$151,487	$(1)	$10,827	$(269,889)	$82,865

COMBINING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$—	$8,051,065	$—	$—	$(112,571)	$7,938,494
Merchandise sales	—	1,068,839	—	—	—	1,068,839
Ethanol sales and other	—	44,441	—	149,682	—	194,123
Total revenues	$—	$9,164,345	$—	$149,682	$(112,571)	$9,201,456
Costs and operating expenses
Petroleum product cost of goods sold	—	7,759,289	—	—	(112,571)	7,646,718
Merchandise cost of goods sold	—	931,259	—	—	—	931,259
Ethanol cost of goods sold	—	—	—	130,614	—	130,614
Station and other operating expenses	—	229,733	—	15,947	—	245,680
Depreciation and amortization	—	36,575	—	31	—	36,606
Selling, general and administrative	—	58,741	1	1,933	—	60,675
Accretion of asset retirement obligations	—	547	—	—	—	547
Total costs and operating expenses	—	9,016,144	1	148,525	(112,571)	9,052,099
Income from operations	$—	$148,201	$(1)	$1,157	$—	$149,357
Other income (expense)
Interest income	—	734	—	—	—	734
Interest expense	—	(142)	—	—	—	(142)
Gain on sale of assets	—	8	—	—	—	8
Other nonoperating income	—	23	—	—	—	23
Total other income (expense)	$—	$623	$—	$—	$—	$623
Income from continuing operations before income taxes	—	148,824	(1)	1,157	—	149,980
Income tax expense	—	58,645	—	464	—	59,109
Income from continuing operations	—	90,179	(1)	693	—	90,871
Income from discontinued operations, net of taxes	—	—	—	8,803	—	8,803
Net Income	$—	$90,179	$(1)	$9,496	$—	$99,674

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$190,441	$151,487	$(1)	$10,827	$(269,889)	$82,865
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	—	—	(781)	—	(781)
Depreciation and amortization	—	39,290	—	56	—	39,346
Amortization of deferred major repair costs	—		—	433	—	433
Deferred and noncurrent income tax charges (credits)	—	(19,336)	—	8,398	—	(10,938)
Accretion on discounted liabilities	—	597	—	—	—	597
Pretax gains from sale of assets	—	(170)	—	—	—	(170)
Net decrease (increase) in noncash operating working capital	—	22,703	—	(3,837)	—	18,866
Equity in earnings	(190,441)	(79,448)	—	—	269,889	—
Other operating activities-net	—	8,211	—	—	—	8,211
Net cash provided by (required by) continuing operations	—	123,334	(1)	15,096	—	138,429
Net cash provided by discontinued operations	—	—	—	134	—	134
Net cash provided by (required by) operating activities	—	123,334	(1)	15,230	—	138,563
Investing Activities
Property additions	—	(52,781)	—	(273)	—	(53,054)
Proceeds from sale of assets	—	279	—	—	—	279
Expenditures for major repairs	—	—	—	(728)	—	(728)
Other inventory activities-net	—		—	—	—	—
Investing activities of discontinued operations
Sales proceeds	—	—	—	1,097	—	1,097
Other	—	—	—	—	—	—
Net cash provided by (required by) investing activities	—	(52,502)	—	96	—	(52,406)
Financing Activities
Purchase of treasury stock	(50,021)	—	—	—	—	(50,021)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Debt issuance costs		(99)				(99)
Amounts related to share-based compensation activities	—	(541)	—	—	—	(541)
Net distributions to parent	50,021	(36,009)	1	(14,013)	—	—
Net cash provided by (required by) financing activities	—	(106,649)	1	(14,013)	—	(120,661)
Net increase (decrease) in cash and cash equivalents	—	(35,817)	—	1,313	—	(34,504)
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at June 30	$—	$258,924	$—	$1,313	$—	$260,237

COMBINING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2013
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net income	$—	$90,179	$(1)	$9,496	$—	$99,674
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	—	—	(8,803)	—	(8,803)
Depreciation and amortization	—	36,575	—	31	—	36,606
Amortization of deferred major repair costs	—	—	—	221	—	221
Deferred and noncurrent income tax charges (credits)	—	(8,745)	—	2,057	—	(6,688)
Accretion on discounted liabilities	—	547	—	—	—	547
Pretax gains from sale of assets	—	(8)	—	—	—	(8)
Net decrease in noncash operating working capital	—	24,591	—	20,931	—	45,522
Other operating activities-net	—	10,876	—	—	—	10,876
Net cash provided by (required by) continuing operations	—	154,015	(1)	23,933	—	177,947
Net cash provided by discontinued operations	—	—	—	6,805		6,805
Net cash provided by (required by) operating activities	—	154,015	(1)	30,738	—	184,752
Investing Activities
Property additions	—	(94,064)	—	(1,045)	—	(95,109)
Proceeds from sale of assets	—	36	—	—	—	36
Expenditures for major repairs	—	—	—	(280)	—	(280)
Other inventory activities-net	—	—	—	—	—	—
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	(468)	—	(468)
Net cash required by investing activities	—	(94,028)	—	(1,793)	—	(95,821)
Financing Activities
Purchase of treasury stock	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	(24)	—	(24)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation activities	—	—	—	—	—	—
Net distributions to parent	—	(57,772)	1	(28,921)	—	(86,692)
Net cash provided by (required by) financing activities	—	(57,772)	1	(28,945)	—	(86,716)
Net increase in cash and cash equivalents	—	2,215	—	—	—	2,215
Cash and cash equivalents at January 1	—	57,373	—	—	—	57,373
Cash and cash equivalents at June 30	$—	$59,588	$—	$—	$—	$59,588

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of June 30, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	(50,021)	—	—	—	—	(50,021)
Balance as of June 30, 2014	$(50,021)	$—	$—	$—	$—	$(50,021)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	(542)	—	—	—	(542)
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Share-based compensation expense	—	4,849	—	—	—	4,849
Balance as of June 30, 2014	$1,228,370	$553,065	$52,004	$35,677	$(1,316,516)	$552,600
Net Parent Investment
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—
Dividend paid to former parent	—	—	—	—	—	—
Net transfers to/between former parent	—	—	—	—	—	—
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Balance as of June 30, 2014	$—	$—	$—	$—	$—	$—
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	190,441	151,487	(1)	10,827	(269,889)	82,865
Balance as of June 30, 2014	$190,441	$190,441	$(1)	$79,449	$(269,889)	$190,441

COMBINING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2013
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2013	$—	$—	$—	$—	$—	$—
Treasury Stock
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance as of June 30, 2013	$—	$—	$—	$—	$—	$—
APIC
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—
Balance as of June 30, 2013	$—	$—	$—	$—	$—	$—
Net Parent Investment
Balance as of December 31, 2012	$—	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Net income	—	90,179	(1)	9,496	—	99,674
Dividend paid to former parent	—	—	—	—	—	—
Net transfers to/between former parent	—	(85,245)	—	—	—	(85,245)
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Balance as of June 30, 2013	$—	$1,128,401	$53,894	$127,046	$(190,461)	$1,118,880
Retained Earnings
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—
Balance as of June 30, 2013	$—	$—	$—	$—	$—	$—

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

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our one operating segment for the three months and six months ended June 30, 2014 and 2013.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the six months ended June 30, 2014 and 2013. It also includes a discussion of our capital structure and available sources of liquidity.

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

We market refined products through a network of retail gasoline stations and unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2014, we had a total of 1,223 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.

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

The assets and liabilities in these consolidated and combined financial statements at June 30, 2014 have been reflected on a historical basis. Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil and represented operations of Murphy USA prior to the separation. For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

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

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow, as discussed further below, our ability to achieve high volumes and improved gross margins is dependent on certain external factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn and may be affected by future droughts or other weather related events and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. NYMEX crude oil futures as of mid-2014 have shown declining U.S. crude oil prices throughout the remainder of the year.  Margins for U.S. retail marketing have improved in the second quarter of 2014 versus the averages achieved in the first quarter of 2014 but are still lower than margins from the second quarter of 2013.  These fuel gross margins can change rapidly due to many factors.  Ethanol margins, however, have been strong during the second quarter of 2014 and we expect continued strength into the third quarter.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in 2013 versus 2012.  However, beginning in the latter part of the third quarter of 2013 and into the first half of 2014, we have observed declining or steady RIN prices compared to early 2013 levels.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We believe that we will continue to generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At June 30, 2014, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed over the next few years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2014 to be approximately $150 million to $175 million.  We intend to fund our capital program in 2014 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Despite a lower income tax rate in the current quarter and the six months ended June 30, 2014 due to the discrete state income tax benefit, we currently estimate our ongoing effective tax rate to be approximately 38.5% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Business Segments

Our business is organized into one operating segment: Marketing. The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas.  After the Hankinson facility was sold in December 2013, we reassessed our segments and due to its small size, we have included the remainder of the former Ethanol segment in the prior “Corporate” section which has been renamed “Corporate and other assets”.  Therefore, we have restated our segments for all prior periods to reflect one remaining reporting segment, Marketing.  The Hereford facility began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations at that time of continued weak margins in the future.

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

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2013 included with the Form 10-K and Note 15 “Business Segments” in the accompanying unaudited consolidated and combined financial statements for the three months and six months ended June 30, 2014.

Results of Operations

Consolidated and Combined Results

For the three month period ended June 30, 2014, the Company reported net income of $73.2 million or $1.57 per diluted share on revenue of $4.76 billion.  Net income was $77.6 million for the comparable period in 2013 or $1.66 per diluted share on $4.84 billion in revenue.

For the six month period ended June 30, 2014, the Company reported net income of $82.9 million or $1.77 per diluted share on revenue of $8.92 billion.  Net income was $99.7 million for the comparable period in 2013 or $2.13 per diluted share on $9.20 billion in revenue.

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Revenues for the three months ended June 30, 2014 decreased $85.5 million, or 1.8%, compared to the same period of 2013.  The lower revenues were caused by lower wholesale fuel volumes sold and lower ethanol sales revenues in the period.  Partially offsetting these lower revenues were an increase in retail fuel revenues caused by an increase in the price of retail fuel of $0.09 per gallon and an increase in total retail fuel volumes sold of 1.1%.

Total cost of sales decreased $99.1 million, or 2.2%, compared to the same period of 2013.  This decline is primarily due to lower wholesale volumes purchased due to lower sales along with higher margins on most merchandise categories in the 2014 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Operating expenses for the quarter increased $8.5 million or 6.8% from the 2013 period.  This increase was driven by higher credit card payment fees and higher maintenance costs in the current period.  The higher payment fees were due to a change in the mix of payment types associated with the Walmart 15 cent/10 cent discount program.

Selling, general and administrative expenses for the current quarter increased $1.3 million or 4.4% from the 2013 period.  The primary reason for the increase is that the 2014 period contained higher employee related costs compared to the allocated costs from Murphy Oil that existed in 2013.

Interest expense was higher in the second quarter 2014 compared to 2013 due to the issuance in mid-August 2013 of the $500 million principal amount of Senior Notes and the funding of a $150 million term loan under our credit facilities.  During the quarter, the Company paid off the remainder of the term loan of $55 million.  Because of the payoff, the Company also expensed $1.9 million of deferred debt costs associated with that term loan.  As these borrowings did not exist in the prior period, there was a large increase in interest expense resulting from these transactions.

Income tax expense decreased in the second quarter of 2014 compared to the corresponding 2013 quarter primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates. The effective tax rate was 31.9% for the current quarter and 38.9% for the 2013 quarter.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Revenues for the six months ended June 30, 2014 decreased $279.2 million, or 3.0%, compared to the same period of 2013.  Significant items impacting these results included lower wholesale fuel volumes sold and lower ethanol sales revenue in the period.  This was partially offset by an overall increase in retail fuel revenues comprised of a decrease in the price of retail fuel of $0.05 per gallon and an increase in total retail fuel volumes sold of 2.2%.

Total cost of sales decreased $280.2 million, or 3.2%, compared to the same period of 2013.  This decline is primarily due to a decrease in the price of motor fuel paid to acquire fuel for both the retail and wholesale locations and higher margins on certain merchandise categories in the 2014 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Operating expenses for the six months ended June 30, 2014 increased $10.0 million, or 4.1% from the 2013 period.  This increase was driven by higher credit card payment fees and higher maintenance costs partially offset by lower environmental costs.

Selling, general and administrative expenses for the current period have declined $2.9 million.  The primary reason for the decrease was that the 2013 period contained higher employee-related costs allocated from Murphy Oil that did not repeat in the current quarter.

Interest expense was higher in the first half of 2014 compared to 2013 due to the issuance in mid-August 2013 of the $500 million principal amount of Senior Notes and the funding of a $150 million term loan under our credit facilities.  During the second quarter of 2014, the Company paid off the remainder of the term loan of $55 million.  Because of the payoff, the Company also expensed $1.9 million of deferred debt costs associated with that term loan.  As these borrowings did not exist in the prior period, there was a large increase in interest expense resulting from these transactions.

Income tax expense decreased in the period primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates.  The effective tax rate was 32.8% for the current period and 39.4% for the 2013 period.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Marketing	$71,660	$66,553	$85,421	$89,939
Corporate and other assets	1,572	3,765	(3,337)	932
Discontinued operations	—	7,309	781	8,803
Net income	$73,232	$77,627	$82,865	$99,674

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Net income for the three months ended June 30, 2014 decreased compared to the same period in 2013 primarily due to:

•	Lower fuel margin per gallon in the current year quarter compared to the prior year quarter
•	Slightly higher operating expenses in total due to overall store growth since the first quarter of 2013
•	Higher interest expense in the current period due to spin-related debt
•	No repeat of discontinued operations income in the current period

The items below helped to partially offset the decline in earnings in the current period:

•	Income from the ethanol plant operations in the current quarter due to a significant improvement in gross margins
•	Higher merchandise gross margin dollars in the second quarter of 2014 compared to the prior period
•	Tax benefit related to lower state tax rates

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Net income for the six months ended June 30, 2014 decreased compared to the same period in 2013 primarily due to:

•	Lower fuel margin per gallon in the current year compared to the prior year.
•	Higher interest expense in the current year due to spin-related debt

The items below helped to partially offset the decline in earnings in the current year

•	Income from ethanol operations due to a significant improvement in gross margins and yield.
•	Higher merchandise gross margin dollars.
•	Tax benefit related to lower state tax rates.

Marketing

(Thousands of dollars, except volume per store month and margins)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2014	2013	2014	2013

Revenues
Petroleum product sales	$4,121,694	$4,175,882	$7,716,041	$7,938,494
Merchandise sales	548,260	553,369	1,050,982	1,068,839
Other	23,904	30,377	42,272	44,442
Total revenues	$4,693,858	$4,759,628	$8,809,295	$9,051,775

Costs and operating expenses
Petroleum products cost of goods sold	3,943,134	4,005,487	7,443,480	7,646,718
Merchandise cost of goods sold	472,909	482,464	905,371	931,259
Station and other operating expenses	124,229	116,226	238,044	229,734
Depreciation and amortization	18,653	17,902	37,282	35,568
Selling, general and administrative	29,274	27,867	56,900	59,246
Accretion of asset retirement obligations	300	278	597	547
Total costs and operating expenses	$4,588,499	$4,650,224	$8,681,674	$8,903,072

Income from operations	$105,359	$109,404	$127,621	$148,703

Other income (expense)
Gain (loss) on sale of assets	—	—	170	8
Other nonoperating income (loss)	94	7	206	23
Total other income (expense)	$94	$7	$376	$31

Income from continuing operations
before income taxes	105,453	109,411	127,997	148,734
Income tax expense	33,793	42,858	42,576	58,795
Income from continuing operations	$71,660	$66,553	$85,421	$89,939

Gallons sold per store month	271,599	278,977	261,446	264,994
Fuel margin (cpg)	13.2	15.6	10.1	13.4
Fuel margin $ per store month	$35,713	$43,629	$26,382	$35,638

Total tobacco sales revenue per store month	$116,893	$125,708	$113,105	$122,360
Total non-tobacco sales revenue per store month	$33,054	$31,430	$31,274	$29,712
Total merchandise sales revenue per store month	$149,947	$157,138	$144,379	$152,072

Merchandise margin $ per store month	$20,608	$20,135	$20,003	$19,575
Merchandise margin as a percentage of merchandise sales	13.7%	12.8%	13.9%	12.9%

Store count at end of period	1,223	1,179	1,223	1,179
Total store months during the period	3,656	3,522	7,279	7,028

Three Months Ended June 30, 2014 versus Three Months Ended June 30,  2013

Net income in the Marketing segment for the second quarter of 2014 increased $5.1 million over the same period in 2013. The primary reason for this increase was an increase in merchandise margins and a state tax benefit partially offset by a decline in retail fuel margins.  Total chain wide retail fuel sales volumes were 993.1 million gallons for the quarter ended June 30, 2014 compared to 982.4 million gallons for the quarter ended June 30, 2013, an increase of 1.1%.

Merchandise margins in the second quarter of 2014 were higher than the 2013 period combined with a decrease in merchandise sales revenue per store month of 4.6%, which was mostly driven by an increased number of stores in the current period and overall lower sales dollars for cigarettes. The increase in margins in the current period was due primarily to higher margins on both tobacco and non-tobacco merchandise which were attributable to improved promotions and a more advantageous product mix.

Also impacting net income in the three months ended June 30, 2014 was the sale of RINs of $23.3 million compared to $29.7 million in the 2013 period.  During the current period, 52 million RINs were sold at an average selling price of $0.45 per RIN.

Total revenues for the Marketing segment were approximately $4.7 billion in the 2014 period compared to approximately $4.8 billion in the 2013 period, a decrease of $66 million. Revenues included excise taxes collected and remitted to government authorities of $483 million in the current three months and $492 million in the comparable period of 2013.

Total fuel sales volumes per station averaged 271,599 gallons per store month in the 2014 period, down 2.6% from 278,977 gallons per store month in the prior year same period. Lower volumes were due to fewer days in the quarter for the Walmart 15 cent/10 cent discount program.  The discount program was in effect for the latter part of May and all of June in 2014 compared to the entire second quarter in 2013.  Fuel margin decreased 14% in the 2014 period to 13.4 cpg, compared to 15.6 cpg in the comparable prior year period.  Margins and volume were impacted during the current period by a flat to rising wholesale price environment compared to periods of higher volatility and price decreases in the prior year quarter that was favorable to the business.

Merchandise sales decreased to $548.3 million in the current period, down 0.9% from comparable 2013 levels because of a decline in tobacco products revenue of 3.5%, which was partially offset by revenue growth of 9.2% in non-tobacco products. Merchandise margins increased 0.9%, from 12.8% in the 2013 period to 13.7% in the current year period. This improvement in margins was caused by continued improvement in non-tobacco merchandise margins due to enhanced promotions and improved pricing on cigarettes in the current period compared to the 2013 quarter when prices were lower.

Total product supply and wholesale margin dollars excluding RINs were $47.9 million in the 2014 period compared to $10.3 million in the same period of 2013.  The increased margins were due to favorable market conditions and higher margins on certain products such as diesel.

Station and other operating expenses increased $8.0 million in the current period compared to 2013 levels.  On an average per store month (APSM) basis the expenses increased 2.8%. This increase on an APSM basis was due to higher credit card processing fees due to higher sales prices, combined with higher maintenance expense in the 2014 period due to winter related repairs and landscaping.

Depreciation expense increased $0.8 million in the 2014 period, an increase of 4.2% over the prior period. This increase was caused by more stores operating in the 2014 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $1.4 million in the current quarter over the prior period.  This increase was primarily due to higher employee benefit related costs.  Included in the station and other operating expense and SG&A expense totals above are $4.6 million and $4.7 million of combined operating expense and SG&A costs for the three months ended June 30, 2014 and 2013, respectively for product supply and wholesale operations.

Six Months Ended June 30, 2014 versus Six Months Ended June 30,  2013

Net income in the Marketing segment for the first half of 2014 decreased $4.5 million over the same period in 2013. The primary reason for this decrease was a significant decline in retail fuel margins in the current period. Total chain wide retail fuel sales volumes were 1.90 billion gallons for the six months ended June 30, 2014 compared to 1.86 billion gallons for the six months ended June 30, 2013, an increase of 2.2%.

Merchandise margins in 2014 were higher than the 2013 period combined with a decrease in merchandise sales revenue per store month of 4.3%, which was mostly driven by an increased number of stores in the current period and overall lower sales dollars for cigarettes. The increase in margins in the current period was due primarily to higher margins on both tobacco and non-tobacco merchandise which were attributable to enhanced promotions and a more advantageous product mix.

Also impacting net income in the first six months of 2014 was the sale of RINs of $40.9 million compared to $43.0 million in the 2013 period.  During the current period, 89 million RINs were sold at an average selling price of $0.46 per RIN.

Total revenues for the Marketing segment were approximately $8.8 billion in the 2014 period compared to approximately $9.1 billion in the 2013 period, a decrease of $242 million. Revenues included excise taxes collected and remitted to government authorities of $928 million in the six months ended June 30, 2014 and $935 million in the comparable period of 2013.

Total fuel sales volumes per station averaged 261,441 gallons per store month in the 2014 period, down 1.3% from 264,994 gallons per store month in the prior year same period. Fuel margin decreased 25% in the 2014 period to 10.1 cpg, compared to 13.5 cpg in the comparable prior year period. Margins and volumes were impacted during the year to date period by a relatively flat wholesale price environment compared to a higher level of volatility in the prior year that was favorable to the business.

Merchandise sales decreased to $1.05 billion in the current period, down 1.7% from comparable 2013 levels because of a decline in tobacco products revenue of 4.3%, which was partially offset by revenue growth of 9.0% in non-tobacco products. Merchandise margins increased 1.0%, from 12.9% in the 2013 period to 13.9% in the current year period. This improvement in margins was caused by improved pricing on cigarettes in the current period compared to the 2013 period when prices were lowered more aggressively as well as continued improvement in non-tobacco merchandise margins due to enhanced promotions.

Total product supply and wholesale margin dollars excluding RINs were $80.3 million in the 2014 period compared to $34.6 million in the same period of 2013.  The 2014 amount includes a benefit of $17.8 million related to a LIFO decrement in the first quarter due to a liquidation of inventories that is not expected to be restored by year-end.  The current period has also benefitted from increased margins due to supply constraints and higher wholesale margins on certain products such as diesel.

Station and other operating expenses increased $8.3 million in the current period compared to 2013 levels.  On an average per store month (APSM) basis the expenses increased 0.2%.  This increase on an APSM basis was due to higher credit card processing fees due to higher sales prices and higher maintenance costs, combined with improvements in environmental expense in the 2014 period.

Depreciation expense increased $1.7 million in the 2014 period, an increase of 4.8% over the 2013 period. This increase was caused by more stores operating in the 2014 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses decreased $2.3 million in the six months ended June 30, 2014 over the 2013 period.  This decrease was primarily due to no repeat of certain employee benefit related charges from the former parent that occurred in the first quarter of 2013.  Included in the station and other operating expense and SG&A expense totals above are $9.0 million and $9.5 million of combined operating expense and SG&A costs for the six months ended June 30, 2014 and 2013, respectively for product supply and wholesale operations.

Corporate and Other Assets

Three Months Ended June 30, 2014 versus Three Months Ended June 30,  2013

After-tax results for Corporate and other assets declined in the recently completed quarter to income of $1.6 million compared to income of $3.8 million in the second quarter of 2013.  This decrease was due primarily to interest expense accrued since the August 2013 issuance of $500 million principal amount of Senior Notes and term debt outstanding under our credit facilities during the quarter.  Offsetting a portion of this interest expense was improvement in ethanol earnings from the Hereford, Texas facility.  In the second quarter of 2014, net income from Hereford was a quarterly record of $8.8 million compared to income of $3.7 million in the second quarter of 2013.  The improvement in the current quarter was due to higher crush spreads and improved yields following planned maintenance in the first quarter of 2014.

Six Months Ended June 30, 2014 versus Six Months Ended June 30,  2013

After-tax results for Corporate and other assets declined in the six months ended June 30, 2014 to a loss of $3.3 million compared to income of $9.5 million in the comparable period in 2013.  This decrease was due primarily to interest expense accrued since the August 2013 issuance of $500 million principal amount of Senior Notes and term debt outstanding under our credit facilities.  Offsetting a portion of this interest expense was improvement in ethanol earnings from the Hereford, Texas facility.  In the first half of 2014, net income from Hereford was $10.0 million compared to income of $1.0 million in the first half of 2013.  The improvement in the current period was due to higher crush spreads and improved yields.

Balance Sheet Information

As of June 30, 2014, the Hereford ethanol subsidiary had total assets of $30 million, or 1.6% of our total assets, which was comprised primarily of accounts receivable and related inventories to operate the facility.  Also at June 30, 2014, the ethanol subsidiary had total current liabilities of $3 million, or 0.2% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months and six months ending June 30, 2014 and 2013.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013

Net income	$73,232	$77,627	$82,865	$99,674

Income taxes	34,381	44,765	39,981	59,109
Interest expense, net of interest income	10,514	(437)	19,594	(592)
Depreciation and amortization	19,685	18,536	39,346	36,606
EBITDA	137,812	140,491	181,786	194,797

(Income) loss from discontinued operations, net of tax	—	(7,309)	(781)	(8,803)
Impairment of properties	—	—	—	—
Accretion of asset retirement obligations	300	278	597	547
Gain on sale of assets	—	—	(170)	(8)
Other nonoperating income	(894)	(8)	(1,006)	(23)
Adjusted EBITDA	$137,218	$133,452	$180,426	$186,510

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013

Net cash provided by operating activities	$25,726	$85,173	$138,429	$177,947
Payments for property and equipment	(29,315)	(27,636)	(53,054)	(95,109)
Free cash flow	$(3,589)	$57,537	$85,375	$82,838

Capital Resources and Liquidity

Significant Sources of Capital

In connection with the separation, we obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  At June 30, 2014 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the second quarter is approximately $428 million based on June 30, 2014 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

During the second quarter of 2014, we repaid the remaining $55 million on the term loan.  We financed the repayment with cash from operations.

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

Operating Activities

Net cash provided by operating activities was $139 million for the six months ended June 30, 2014 and $185 million for the comparable period in 2013, lower primarily because of drawdowns of accounts receivable and products inventories from higher seasonal levels in the 2014 period and timing of month end compared to our receivables positions.  Net income declined $17 million in the first six months of 2014 compared to the corresponding period in 2013 and the amount of cash generated from drawdown of working capital in the 2014 period declined by $27 million.

Investing Activities

For the six months ended June 30, 2014, cash required by investing activities was $52 million compared to $96 million in the six months ended June 30,  2013. The lower investing cash use of $44 million was primarily due to a partial payment in January 2013 for land purchased for stations acquired from Walmart in the December 2012 land acquisition agreement.

Financing activities

Financing activities in the six months ended June 30, 2014 used cash of $121 million compared to use of $87 million in the six months ended June 30,  2013. This increased use of cash was due to an early principal repayment on the outstanding term loan in 2014 and completion of the $50 million stock repurchase plan in the current year.

Debt

In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at June 30, 2014 and December 31, 2013 are as set forth below:

	June 30,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,988)	$492,012	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,012	$547,578

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

On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  Approximately 99.96% of the outstanding notes were tendered for exchange.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. The ABL facility is scheduled to mature on August 30, 2018, subject to the ability to extend for two additional one-year periods with the consent of the extending lenders. The term facility is scheduled to mature on August 30, 2016 but was repaid in full in May 2014. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  In May 2014, we repaid the remaining $55 million outstanding on the term loan, using cash from operations.

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

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six months as selected by us in accordance with the terms of the credit agreement.

We were obligated to make quarterly principal payments on the outstanding principal amount of the term facility beginning on the first anniversary of the effective date of the credit agreement in amounts equal to 10% of the term loans made on such effective date, with the remaining balance payable on the scheduled maturity date of the term facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We were also required to prepay the term facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of June 30, 2014, our fixed charge coverage ratio was 1.03.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Marketing:
Company stores	$25,464	$18,348	$44,871	$77,018
Terminals	351	696	430	1,235
Sustaining capital	2,467	6,002	5,884	10,066
Corporate and other assets	1,033	2,590	1,869	6,790
Discontinued operations	—	161	—	201
Total	$29,315	$27,797	$53,054	$95,310

We currently expect capital expenditures for the full year 2014 to be approximately $150 million to $175 million, including $134 million to $159 million for the retail marketing business,  $7 million for the remaining ethanol facility, $4 million for product supply and wholesale operations and $5 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2013 included in the Form 10-K. Within our retail marketing spending, we anticipate approximately $20 million to $25 million will be sustaining capital with the remainder invested in construction of new Company stations.  We expect to finance these capital expenditures from cash from operations.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at June 30, 2014 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net asset associated with these derivative contracts by approximately $0.3 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2013 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements for the three months and six months ended June 30, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2014, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14—Contingencies in the accompanying consolidated and combined financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Accounced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	1,040,636	48.07	1,040,636	50,000,000
June 1, 2014 to June 30, 2014	—	—	—	—
Three Months Ended June 30, 2014	1,040,636	$48.07	1,040,636	$—

1   On May 7, 2014, the Company announced that its Board of Directors had authorized a buyback of up to $50 million of the Company’s Common stock.  The plan was completed in May 2014 via open market purchases of the Company’s Common stock by one broker.

ITEM 6. EXHIBITS

The Exhibit Index on page 52 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.

            (Registrant)

By _/s/ Donald R. Smith Jr.

Donald R. Smith Jr., Vice President

 and Controller (Chief Accounting Officer

  and Duly Authorized Officer)

August 7, 2014

EXHIBIT INDEX
Exhibit Number	Description

10.1*	Separation Agreement for former Executive Vice President John Rudolfs
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.