Form 10-Q
period 2014-09-30
Murphy USA Inc.
filed 2014-11-06
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

    Yes☑  No

Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2014 was 45,728,728.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2
Consolidated and Combined Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013	3
Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4
Consolidated and Combined Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013	5
Notes to Consolidated and Combined Financial Statements	6

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated  Balance Sheets

	September 30,	December 31,
(Thousands of dollars)	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$294,264	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014 and $4,456 in 2013	206,956	193,181
Inventories, at lower of cost or market	145,818	179,055
Prepaid expenses and other current assets	16,063	15,439
Total current assets	663,101	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $711,125 in 2014 and $655,360 in 2013	1,215,787	1,190,723
Other assets	17,462	8,103
Total assets	$1,896,350	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000
Trade accounts payable and accrued liabilities	458,614	433,228
Income taxes payable	37,027	72,146
Deferred income taxes	9,453	7,143
Total current liabilities	505,094	526,517
Long-term debt	492,227	547,578
Deferred income taxes	104,352	114,932
Asset retirement obligations	18,424	17,130
Deferred credits and other liabilities	17,713	18,749
Total liabilities	1,137,810	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 issued and 46,743,633 shares issued and
outstanding at 2014 and 2013, respectively)	468	467
Treasury stock (1,038,436 shares held at September 30, 2014)	(49,915)	—
Additional paid in capital (APIC)	554,895	548,293
Retained earnings	253,092	107,576
Total stockholders' equity	758,540	656,336
Total liabilities and stockholders' equity	$1,896,350	$1,881,242

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share amounts)	2014	2013	2014	2013
Revenues
Petroleum product sales (a)	$4,035,406	$4,032,651	$11,751,447	$11,971,146
Merchandise sales	560,993	556,835	1,611,975	1,625,673
Ethanol sales and other	82,376	97,417	237,636	291,541
Total revenues	4,678,775	4,686,903	13,601,058	13,888,360
Costs and operating expenses
Petroleum product cost of goods sold (a)	3,866,413	3,903,042	11,309,893	11,549,760
Merchandise cost of goods sold	483,941	483,513	1,389,312	1,414,772
Ethanol cost of goods sold	37,684	57,415	117,221	188,029
Station and other operating expenses	131,887	122,749	387,587	368,430
Depreciation and amortization	19,629	18,128	58,975	54,734
Selling, general and administrative	30,105	44,714	87,874	105,390
Accretion of asset retirement obligations	300	274	897	821
Total costs and operating expenses	4,569,959	4,629,835	13,351,759	13,681,936
Income from operations	108,816	57,068	249,299	206,424
Other income (expense)
Interest income	13	354	41	1,088
Interest expense	(8,612)	(4,698)	(28,234)	(4,840)
Gain on sale of assets	—	5,972	170	5,980
Other nonoperating income	115	50	1,121	74
Total other income (expense)	(8,484)	1,678	(26,902)	2,302
Income before income taxes	100,332	58,746	222,397	208,726
Income tax expense	37,681	22,765	77,662	81,873
Income from continuing operations	62,651	35,981	144,735	126,853
Income from discontinued operations, net of taxes	—	5,748	781	14,551
Net Income	$62,651	$41,729	$145,516	$141,404
Earnings per share - basic:
Income from continuing operations	$1.37	$0.77	$3.13	$2.72
Income from discontinued operations	—	0.12	0.02	0.31
Net Income - basic	$1.37	$0.89	$3.15	$3.03
Earnings per share - diluted:
Income from continuing operations	$1.36	$0.77	$3.11	$2.71
Income from discontinued operations	—	0.12	0.02	0.31
Net Income - diluted	$1.36	$0.89	$3.13	$3.02
Weighted-average shares outstanding (in thousands):
Basic	45,726	46,743	46,233	46,743
Diluted	46,090	46,759	46,500	46,759
Supplemental information:
(a) Includes excise taxes of:	$501,859	$483,576	$1,430,345	$1,419,073

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2014	2013
Operating Activities
Net income	$145,516	$141,404
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	(781)	(14,551)
Depreciation and amortization	58,975	54,734
Amortization of deferred major repair costs	752	400
Deferred and noncurrent income tax credits	(10,580)	(13,357)
Accretion on discounted liabilities	897	821
Pretax gains from sale of assets	(170)	(5,980)
Net decrease in noncash operating working capital	10,722	158,555
Other operating activities-net	10,985	11,897
Net cash provided by continuing operations	216,316	333,923
Net cash provided by discontinued operations	134	36,033
Net cash provided by operating activities	216,450	369,956
Investing Activities
Property additions	(84,687)	(121,595)
Proceeds from sale of assets	279	6,074
Expenditures for major repairs	(1,340)	(780)
Purchase of intangible assets	(10,631)	—
Other investing activities-net	—	52
Investing activities of discontinued operations
Sales proceeds	1,097	—
Other	—	(754)
Net cash required by investing activities	(95,282)	(117,003)
Financing Activities
Purchase of treasury stock	(50,021)	—
Repayments of long-term debt	(70,000)	(34)
Additions to long-term debt	—	641,250
Cash dividend to former parent	—	(650,000)
Debt issuance costs	(950)	(6,649)
Amounts related to share-based compensation	(674)	—
Net distributions to parent	—	(32,394)
Net cash required by financing activities	(121,645)	(47,827)
Net increase (decrease) in cash and cash equivalents	(477)	205,126
Cash and cash equivalents at January 1	294,741	57,373
Cash and cash equivalents at September 30	$294,264	$262,499

See notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2012	—	$—	$—	$—	$1,104,451	$—	$1,104,451
Net income	—	—	—	—	127,457	13,947	141,404
Dividend paid to former parent	—	—	—	—	(650,000)	—	(650,000)
Net transfers to/between former parent	—	—	—	—	(32,847)	—	(32,847)
Issuance of stock at the separation and distribution	46,743,316	467	—	(467)	—	—	—
Reclassification of net parent investment to APIC	—	—	—	549,061	(549,061)	—	—
Share-based compensation expense	—	—	—	460	—	—	460
Balance as of September 30, 2013	46,743,316	$467	$—	$549,054	$—	$13,947	$563,468

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$—	$107,576	$656,336
Net income	—	—	—	—	—	145,516	145,516
Purchase of treasury stock	—	—	(50,021)	—	—	—	(50,021)
Issuance of common stock	23,531	1	—	—	—	—	1
Issuance of treasury stock	—	—	106	(106)	—	—	—
Shares withheld to satisfy tax withholdings	—	—	—	(676)	—	—	(676)
Share-based compensation expense	—	—	—	7,384	—	—	7,384
Balance as of September 30, 2014	46,767,164	$468	$(49,915)	$554,895	$—	$253,092	$758,540

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

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2014, Murphy USA had a total of 1,239 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota, which was subsequently sold in December 2013 and is reflected as discontinued operations for all periods presented.  The Company also acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

The assets and liabilities in these consolidated and combined financial statements at September 30, 2014 have been reflected on a historical basis.   Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil and represented operations of Murphy USA prior to the separation.  For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding the allocation of general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

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

The accompanying financial statements for the period ended September 30, 2013 have been revised to correct an error in presentation related to cash and cash equivalents.  At September 30, 2013, the amount shown as “Marketable securities” of $198,152,000 should have been reflected as “Cash and cash equivalents”.  This resulted in a misclassification in the cash flow statement related to the same issue as “purchases of marketable securities” for $198,152,000 was shown as a use of proceeds in the investing section.  This amount should not have been shown in the September 30, 2013 cash flow statement.  The balance of cash and cash equivalents that should have been reflected in the September 30, 2013 balance sheet and cash flow statement was $262,499,000.  This misclassification had no impact on the income statement or statement of changes in equity.  The company does not believe the error was material to the previously issued September 30, 2013 financial statements.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the Company's ability to continue as a going concern.  The new standard substantially aligns the accounting requirements with current auditing requirements (except that the auditing standards require a one-year assessment from the balance sheet date rather than the financial statement issuance date).   The new standard is effective for all entities for the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Statements of Income reflect charges from Murphy Oil and its other subsidiaries for these services of $0 and $16,421,000 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $53,161,000 for the nine months ended September 30, 2014 and 2013, respectively. Included in the charges above are amounts recognized for stock-based compensation expense (Note 8), as well as net periodic benefit expense associated with the Parent’s retirement plans (Note 9).

Included in Interest income in the Consolidated and Combined Statements of Income for the three months ended September 30, 2014 and 2013 was interest income from affiliates of $0 and $353,000, respectively.  For the nine months ended September 30, 2014 and 2013 interest income from affiliates was $0 and $1,080,000, respectively.  These amounts were paid on balances that were previously intercompany prior to the separation from Murphy Oil and were settled in full at the separation date.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We believe that the operating expenses and general and administrative expenses allocated to us prior to the separation and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At September 30, 2014, Murphy USA had a current receivable from Murphy Oil of $102,000 and a payable to Murphy Oil of $921,000 related to the Transition Services Agreement.

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

The results of operations associated with the Hankinson discontinued operations for the 2013 period are presented in the following table.

(Thousands of dollars)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$98,837	$297,149
Income (loss) from operations before income taxes	8,774	22,317
Gain on sale before income taxes	—	—
Total income (loss) from discontinued operations before taxes	8,774	22,317
Provision for income taxes	3,026	7,766
Income (loss) from discontinued operations	$5,748	$14,551

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 4 — Inventories

Inventories consisted of the following:

	September 30,	December 31,
(Thousands of dollars)	2014	2013
Finished products - FIFO basis	$314,059	$372,531
Less LIFO reserve - finished products	(284,267)	(307,706)
Finished products - LIFO basis	29,792	64,825
Store merchandise for resale	97,055	97,058
Corn based products	13,829	12,447
Materials and supplies	5,142	4,725
Total inventories	$145,818	$179,055

At September 30, 2014 and December 31, 2013, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $284,267,000 and $307,706,000, respectively. Corn based products consisted primarily of corn, dried distillers’ grains with solubles (DDGS) and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In the first quarter of 2014, the Company recognized a benefit of $17,781,000 related to a LIFO decrement that existed at that date that is not expected to be restored at year-end.

Note 5 — Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,773 at September 2014 and $8,422 at December 2013)	$492,227	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,227	$547,578

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend of $650 million from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the separation.

On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  All of the Senior Notes were tendered for exchange.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and provided for a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil. The term facility was repaid in full in May 2014.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of various covenants.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of September 30, 2014, our fixed charge coverage ratio was 1.00.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $150 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0) and the indenture, and subject to compliance with applicable law.  As of December 31, 2013, the Company had approximately $26.7 million of its net income and retained earnings free of such restrictions.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 6 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2014 and December 31, 2013 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	September 30,	December 31,
(Thousands of dollars)	2014	2013
Balance at beginning of period	$17,130	$15,401
Accretion expense	897	1,096
Liabilities incurred	397	633
Balance at end of period	$18,424	$17,130

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 7— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month and nine month periods ended September 30, 2014 and 2013, the Company’s effective tax rates were as follows:

	2014	2013
Three months ended September 30	37.6%	38.8%
Nine months ended September 30	34.9%	39.2%

The effective tax rate for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013 exceeded the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense.    The effective tax rate for the nine month period ended September 30, 2014 was lower than the U.S. Federal statutory rate due to a tax benefit recorded in the period to lower the effective state tax rate.  This adjustment to a lower state tax rate generated a benefit of $6.8 million that was recorded during the second quarter of 2014.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of September 30, 2014, the earliest year remaining open for audit and/or settlement in the United States is 2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2014 and 2013, share based compensation was $7.4 million and $6.9 million, respectively.  For the nine months ended September 30, 2014 and 2013, cash received from options exercised under all share-based payment arrangements was not material.  The related income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2014 and 2013, was not material.

As of September 30, 2014, unrecognized compensation cost related to stock option awards was $2.4 million, which is expected to be recognized over a weighted average period of 1.6 years. Unrecognized compensation cost related to restricted stock awards was $13.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The table that follows provides the components of net periodic benefit expense associated with Company employees for the three months and nine months ended September 30, 2013 as there was no comparable expense for the three months and nine months ended September 30, 2014.

	Three Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$—	$801	$—	$369
Interest cost	—	762	—	249
Expected return on plan assets	—	(805)	—	—
Amortization of prior service cost (benefits)	—	14	—	(2)
Recognized actuarial loss	—	592	—	92
Net periodic benefit expense	$—	$1,364	$—	$708

	Nine Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$—	$3,401	$—	$1,447
Interest cost	—	2,717	—	983
Expected return on plan assets	—	(2,794)	—	—
Amortization of prior service cost (benefits)	—	53	—	(7)
Recognized actuarial loss	—	2,108	—	363
Net periodic benefit expense	$—	$5,485	$—	$2,786

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a) eliminated the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of September 30, 2014 and December 31, 2013 and for the three month or nine month periods ended September 30, 2014 and 2013.

Note 10— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.  At September 30, 2014 and 2013, the Company had open physical delivery commitment contracts for purchase of approximately 8.0 million and 10.6 million bushels of corn, respectively, for processing at its ethanol plants. For the nine month period ended September 30, 2014 and 2013, the Company had open physical delivery commitment contracts for sale of approximately 0.6 million and 5.0 million equivalent bushels, respectively, of DDGS and WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at September 30, 2014 and 2013, the Company had outstanding derivative contracts with a net short volume of 2.3 million and net long volume of 2.2 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts.   Additionally, at September 30, 2014 and 2013, the Company had outstanding derivative contracts with net short volumes of 2.8 million and 1.1 million bushels of corn, respectively, to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts decreased income before taxes by $0.6 million and increased income before taxes by $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2014				December 31, 2013

(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Accounts Receivable	$1,132	Accounts Payable	$1,722	Accounts Receivable	$224	Accounts Payable	$291

For the three month and nine month periods ended September 30, 2014 and 2013, the gains and losses recognized in the consolidated and combined Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract	Location	2014	2013	2014	2013
Commodity	Fuel and ethanol costs of goods sold	$2,438	$2,550	$3,057	$2,104

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at September 30, 2014 and December 31, 2013 are presented in the following tables:

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Consolidated	the Consolidated
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At September 30, 2014
Commodity derivatives	$1,174	$(42)	$1,132
At December 31, 2013
Commodity derivatives	$233	$(9)	$224

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At September 30, 2014
Commodity derivatives	$1,764	$(42)	$1,722
At December 31, 2013
Commodity derivatives	$300	$(9)	$291

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant as all positions related to Hankinson were assumed by the buyer in conjunction with the sale. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At September 30, 2014 and December 31, 2013, cash deposits of $3.2 million and $2.9 million related to commodity derivative contracts were reported in Prepaid Expenses in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at September 30, 2014 or December 31, 2013.

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

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per common share:
Net income attributable to common stockholders	$62,651	$41,729	$145,516	$141,404
Weighted average common shares outstanding (in thousands)	45,726	46,743	46,233	46,743
Total earnings per share	$1.37	$0.89	$3.15	$3.03
Earnings per common share - assuming dilution:
Net income attributable to common stockholders	$62,651	$41,729	$145,516	$141,404
Weighted average common shares outstanding (in thousands)	45,726	46,743	46,233	46,743
Common equivalent shares:
Dilutive options	364	16	267	16
Weighted average common shares outstanding - assuming dilution (in thousands)	46,090	46,759	46,500	46,759
Earnings per share - assuming dilution	$1.36	$0.89	$3.13	$3.02

Note 12 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated and Combined Income Statements include the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013
Sales of ethanol and related plant products	$56,095	$64,869	$168,971	$214,551
Renewable Identification Numbers (RINs) sales	25,241	31,786	66,095	74,771
Other	1,040	762	2,570	2,219
Total ethanol sales and other revenue	$82,376	$97,417	$237,636	$291,541

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $118,659,000 and $7,852,000 for the nine month periods ended September 30, 2014 and 2013, respectively. Interest paid was $32,791,000 and $149,000 for the nine month periods ended September 30, 2014 and 2013, respectively. Noncash reductions to net parent investment related primarily to settlement of income taxes were $0 and $453,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
(Thousands of dollars)	2014	2013
Accounts receivable	$(13,775)	$304,598
Inventories	33,237	93,716
Prepaid expenses	(654)	(2,798)
Accounts payable and accrued liabilities	25,144	(254,774)
Income taxes payable	(35,540)	30,584
Current deferred income tax liabilities	2,310	(12,771)
Net decrease in noncash operating working capital	$10,722	$158,555

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

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at September 30, 2014 and December 31, 2013 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$1,132	—	$1,132	—
Liabilities
Commodity derivative contracts	$(1,722)	—	$(1,722)	—

	Fair Value Measurements
	at Reporting Date Listing
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$224	—	$224	—
Liabilities
Commodity derivative contracts	$(291)	—	$(291)	—

At the balance sheet date the fair value of commodity derivatives contracts for corn was determined based on market quotes for No. 2 yellow corn. The change in fair value of commodity derivatives is recorded in

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fuel and ethanol cost of goods sold. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable approximates fair value due to their short-term nature.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2014		At December 31, 2013
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(492,227)	$(510,633)	$(561,578)	$(559,411)

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2014, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2014. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc. the plaintiffs allege that the Company has infringed on their electronic pricing system patent.  The Company’s claim is that our pricing system can be differentiated and in fact we have our own patent for our pricing system.  Murphy Oil USA, Inc. has agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  We are unable to estimate potential damages at this point and we are defending the claim vigorously.  Trial is currently set for May 2015.  At this time, management believes the probability of loss in this case is remote.  However, it is possible that an unfavorable outcome of this lawsuit or other contingency could have a material impact on the liquidity, results of operations, or financial condition of the Company in future periods.

Other than as noted above, Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence and other insurance programs for general and auto liability. As of September 30, 2014, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.0 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2014, the Company had contingent liabilities of $16.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

		Three Months Ended
		September 30, 2014		September 30, 2013
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,836,442	$4,622,609	$62,589	$4,622,034	$40,922
Corporate and other assets	59,908	56,166	62	64,869	(4,941)
Total operating segment	1,896,350	4,678,775	62,651	4,686,903	35,981
Discontinued operations	—	—	—	—	5,748
Total	$1,896,350	$4,678,775	$62,651	$4,686,903	$41,729

		Nine Months Ended
		September 30, 2014		September 30, 2013
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$13,431,904	$148,010	$13,673,809	$130,862
Corporate and other assets		169,154	(3,275)	214,551	(4,009)
Total operating segment		13,601,058	144,735	13,888,360	126,853
Discontinued operations		—	781	—	14,551
Total		$13,601,058	$145,516	$13,888,360	$141,404

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 16 – Subsequent Events

On October 22, 2014, the Company announced that its Board of Directors has authorized a share repurchase program of up to $250 million of the Company’s common stock.  The timing and number of shares repurchased under the program will be determined by management at its discretion, and will depend on a number of factors, including compliance with the terms of our outstanding indebtedness, general market and business conditions and applicable legal requirements.  The share repurchase program is expected to be completed by December 31, 2015.

Note 17 – Guarantor Subsidiaries

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

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(unaudited)

(Thousands of dollars)	September 30, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$293,066	$—	$1,198	$—	$294,264
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	204,263	—	2,693	—	206,956
Inventories, at lower of cost or market	—	124,752	—	21,066	—	145,818
Prepaid expenses and other current assets	—	12,802	—	3,261	—	16,063
Total current assets	—	634,883	—	28,218	—	663,101
Property, plant and equipment, at cost less accumulated depreciation and amortization of $711,125 in 2014	—	1,213,901	—	1,886	—	1,215,787
Investments in subsidiaries	1,481,930	173,205	—	—	(1,655,135)	—
Other assets	—	16,635	—	827	—	17,462
Deferred tax assets	—	—	—	91	(91)	—
Total assets	$1,481,930	$2,038,624	$—	$31,022	$(1,655,226)	$1,896,350
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	50,021	92,880	(52,075)	(90,826)	—	—
Trade accounts payable and accrued liabilities	—	453,956	—	4,658	—	458,614
Income taxes payable	—	40,969	12	(3,954)	—	37,027
Deferred income taxes	—	9,453	—	—	—	9,453
Total current liabilities	50,021	597,258	(52,063)	(90,122)	—	505,094
Long-term debt	—	492,227	—	—	—	492,227
Deferred income taxes	—	104,443	—	—	(91)	104,352
Asset retirement obligations	—	18,424	—	—	—	18,424
Deferred credits and other liabilities	—	17,713	—	—	—	17,713
Total liabilities	50,021	1,230,065	(52,063)	(90,122)	(91)	1,137,810
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at September 30, 2014)	468	1	60	—	(61)	468
Treasury Stock (1,038,436 shares held at September 30, 2014)	(49,915)	—	—	—	—	(49,915)
Additional paid in capital (APIC)	1,228,264	555,466	52,004	35,677	(1,316,516)	554,895
Retained earnings	253,092	253,092	(1)	85,467	(338,558)	253,092
Total stockholders' equity	1,431,909	808,559	52,063	121,144	(1,655,135)	758,540
Total liabilities and stockholders' equity	$1,481,930	$2,038,624	$—	$31,022	$(1,655,226)	$1,896,350

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2013
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$294,741	$—	$—	$—	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2013	—	191,904	—	1,277	—	193,181
Inventories, at lower of cost or market	—	157,795	—	21,260	—	179,055
Prepaid expenses and other current assets	—	12,217	—	3,222	—	15,439
Total current assets	—	656,657	—	25,759	—	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $655,360 in 2013	—	1,189,082	—	1,641	—	1,190,723
Investments in subsidiaries	1,228,837	—	—	—	(1,228,837)	—
Other assets	—	95,604	—	239	(87,740)	8,103
Deferred tax assets	—	—	—	—	—	—
Total assets	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000	$—	$—	$—	$14,000
Inter-company accounts payable	—	119,366	(52,107)	(67,259)	—	—
Trade accounts payable and accrued liabilities	—	429,763	—	3,465	—	433,228
Income taxes payable	—	71,450	43	653	—	72,146
Deferred income taxes	—	7,143	—	—	—	7,143
Total current liabilities	—	641,722	(52,064)	(63,141)	—	526,517
Long-term debt	—	547,578	—	—	—	547,578
Deferred income taxes	—	128,451	—	(13,519)	—	114,932
Asset retirement obligations	—	17,130	—	—	—	17,130
Deferred credits and other liabilities	—	18,749	—	—	—	18,749
Total liabilities	—	1,353,630	(52,064)	(76,660)	—	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,746,633 shares issued and outstanding at December 31, 2013)	467	1	60	—	(61)	467
Treasury Stock	—	—	—	—	—	—
Additional paid in capital (APIC)	1,228,370	548,758	52,004	35,677	(1,316,516)	548,293
Retained earnings	—	38,954	—	68,622	—	107,576
Total stockholders' equity	1,228,837	587,713	52,064	104,299	(1,316,577)	656,336
Total liabilities and stockholders' equity	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,081,693	$—	$—	$(46,287)	$4,035,406
Merchandise sales	—	560,993	—	—	—	560,993
Ethanol sales and other	—	26,210	—	56,166	—	82,376
Total revenues	$—	$4,668,896	$—	$56,166	$(46,287)	$4,678,775
Costs and operating expenses
Petroleum product cost of goods sold	—	3,912,700	—	—	(46,287)	3,866,413
Merchandise cost of goods sold	—	483,941	—	—	—	483,941
Ethanol cost of goods sold	—	—	—	37,684	—	37,684
Station and other operating expenses	—	123,139	—	8,748	—	131,887
Depreciation and amortization	—	19,598	—	31	—	19,629
Selling, general and administrative	—	29,725	—	380	—	30,105
Accretion of asset retirement obligations	—	300	—	—	—	300
Total costs and operating expenses	—	4,569,403	—	46,843	(46,287)	4,569,959
Income from operations	$—	$99,493	$—	$9,323	$—	$108,816
Other income (expense)
Interest income	—	13	—	—	—	13
Interest expense	—	(8,612)	—	—	—	(8,612)
Gain on sale of assets	—	—	—	—	—	—
Other nonoperating income	—	115	—	—	—	115
Total other income (expense)	$—	$(8,484)	$—	$—	$—	$(8,484)
Income from continuing operations before income taxes	—	91,009	—	9,323	—	100,332
Income tax expense	—	34,377	—	3,304	—	37,681
Income from continuing operations	—	56,632	—	6,019	—	62,651
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	62,651	6,019	—	—	(68,670)	—
Net Income	$62,651	$62,651	$—	$6,019	$(68,670)	$62,651

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Petroleum product sales	$—	$4,081,540	$—	$—	$(48,889)	$4,032,651
Merchandise sales	—	556,835	—	—	—	556,835
Ethanol sales and other	—	32,548	—	64,869	—	97,417
Total revenues	$—	$4,670,923	$—	$64,869	$(48,889)	$4,686,903
Costs and operating expenses
Petroleum product cost of goods sold	—	3,951,931	—	—	(48,889)	3,903,042
Merchandise cost of goods sold	—	483,513	—	—	—	483,513
Ethanol cost of goods sold	—	—	—	57,415	—	57,415
Station and other operating expenses	—	114,546	—	8,203	—	122,749
Depreciation and amortization	—	18,108	—	20	—	18,128
Selling, general and administrative	—	43,453	—	1,261	—	44,714
Accretion of asset retirement obligations	—	274	—	—	—	274
Total costs and operating expenses	—	4,611,825	—	66,899	(48,889)	4,629,835
Income from operations	$—	$59,098	$—	$(2,030)	$—	$57,068
Other income (expense)
Interest income	—	354	—	—	—	354
Interest expense	—	(4,698)	—	—	—	(4,698)
Gain on sale of assets	—	5,972	—	—	—	5,972
Other nonoperating income	—	50	—	—	—	50
Total other income (expense)	$—	$1,678	$—	$—	$—	$1,678
Income from continuing operations before income taxes	—	60,776	—	(2,030)	—	58,746
Income tax expense	—	23,489	—	(724)	—	22,765
Income from continuing operations	—	37,287	—	(1,306)	—	35,981
Income from discontinued operations, net of taxes	—	—	—	5,748	—	5,748
Equity earnings in affiliates, net of tax	—	—	—	—	—	—
Net Income	$—	$37,287	$—	$4,442	$—	$41,729

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$11,889,819	$—	$—	$(138,372)	$11,751,447
Merchandise sales	—	1,611,975	—	—	—	1,611,975
Ethanol sales and other	—	68,591	—	169,045	—	237,636
Total revenues	$—	$13,570,385	$—	$169,045	$(138,372)	$13,601,058
Costs and operating expenses
Petroleum product cost of goods sold	—	11,448,265	—	—	(138,372)	11,309,893
Merchandise cost of goods sold	—	1,389,312	—	—	—	1,389,312
Ethanol cost of goods sold	—	—	—	117,221	—	117,221
Station and other operating expenses	—	361,183	—	26,404	—	387,587
Depreciation and amortization	—	58,888	—	87	—	58,975
Selling, general and administrative	—	86,625	1	1,248	—	87,874
Accretion of asset retirement obligations	—	897	—	—	—	897
Total costs and operating expenses	—	13,345,170	1	144,960	(138,372)	13,351,759
Income from operations	$—	$225,215	$(1)	$24,085	$—	$249,299
Other income (expense)
Interest income	—	41	—	—	—	41
Interest expense	—	(28,234)	—	—	—	(28,234)
Gain on sale of assets	—	170	—	—	—	170
Other nonoperating income	—	321	—	800	—	1,121
Total other income (expense)	$—	$(27,702)	$—	$800	$—	$(26,902)
Income from continuing operations before income taxes	—	197,513	(1)	24,885	—	222,397
Income tax expense	—	68,842	—	8,820	—	77,662
Income from continuing operations	—	128,671	(1)	16,065	—	144,735
Income from discontinued operations, net of taxes	—	—	—	781	—	781
Equity earnings in affiliates, net of tax	253,092	85,467	—	—	(338,559)	—
Net Income	$253,092	$214,138	$(1)	$16,846	$(338,559)	$145,516

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Petroleum product sales	$—	$12,132,606	$—	$—	$(161,460)	$11,971,146
Merchandise sales	—	1,625,673	—	—	—	1,625,673
Ethanol sales and other	—	76,990	—	214,551	—	291,541
Total revenues	$—	$13,835,269	$—	$214,551	$(161,460)	$13,888,360
Costs and operating expenses
Petroleum product cost of goods sold	—	11,711,220	—	—	(161,460)	11,549,760
Merchandise cost of goods sold	—	1,414,772	—	—	—	1,414,772
Ethanol cost of goods sold	—	—	—	188,029	—	188,029
Station and other operating expenses	—	344,280	—	24,150	—	368,430
Depreciation and amortization	—	54,683	—	51	—	54,734
Selling, general and administrative	—	102,195	1	3,194	—	105,390
Accretion of asset retirement obligations	—	821	—	—	—	821
Total costs and operating expenses	—	13,627,971	1	215,424	(161,460)	13,681,936
Income from operations	$—	$207,298	$(1)	$(873)	$—	$206,424
Other income (expense)
Interest income	—	1,088	—	—	—	1,088
Interest expense	—	(4,840)	—	—	—	(4,840)
Gain on sale of assets	—	5,980	—	—	—	5,980
Other nonoperating income	—	74	—	—	—	74
Total other income (expense)	$—	$2,302	$—	$—	$—	$2,302
Income from continuing operations before income taxes	—	209,600	(1)	(873)	—	208,726
Income tax expense	—	82,133	—	(260)	—	81,873
Income from continuing operations	—	127,467	(1)	(613)	—	126,853
Income from discontinued operations, net of taxes	—	—	—	14,551	—	14,551
Equity earnings in affiliates, net of tax	—	—	—	—	—	—
Net Income	$—	$127,467	$(1)	$13,938	$—	$141,404

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$253,092	$214,138	$(1)	$16,846	$(338,559)	$145,516
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(781)	—	(781)
Depreciation and amortization	—	58,888	—	87	—	58,975
Amortization of deferred major repair costs	—		—	752	—	752
Deferred and noncurrent income tax charges (credits)	—	(24,008)	—	13,428	—	(10,580)
Accretion on discounted liabilities	—	897	—	—	—	897
Pretax gains from sale of assets	—	(170)	—	—	—	(170)
Net decrease (increase) in noncash operating working capital	—	15,397	—	(4,675)	—	10,722
Equity in earnings	(253,092)	(85,467)	—	—	338,559	—
Other operating activities-net	—	10,985	—	—	—	10,985
Net cash provided by (required by) continuing operations	—	190,660	(1)	25,657	—	216,316
Net cash provided by discontinued operations	—	—	—	134	—	134
Net cash provided by (required by) operating activities	—	190,660	(1)	25,791	—	216,450
Investing Activities
Property additions	—	(84,355)	—	(332)	—	(84,687)
Proceeds from sale of assets	—	279	—	—	—	279
Expenditures for major repairs	—	—	—	(1,340)	—	(1,340)
Purchase of intangible assets	—	(10,631)	—	—	—	(10,631)
Other investing activities-net	—	—	—	—	—	—
Investing activities of discontinued operations
Sales proceeds	—	—	—	1,097	—	1,097
Other	—	—	—	—	—	—
Net cash required by investing activities	—	(94,707)	—	(575)	—	(95,282)
Financing Activities
Purchase of treasury stock	(50,021)	—	—	—	—	(50,021)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Additions to long-term debt	—	—	—	—	—	—
Cash dividend to former parent	—	—	—	—	—	—
Debt issuance costs	—	(950)	—	—	—	(950)
Amounts related to share-based compensation activities	—	(674)	—	—	—	(674)
Net distributions to parent	50,021	(26,004)	1	(24,018)	—	—
Net cash provided by (required by) financing activities	—	(97,628)	1	(24,018)	—	(121,645)
Net increase (decrease) in cash and cash equivalents	—	(1,675)	—	1,198	—	(477)
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at September 30	$—	$293,066	$—	$1,198	$—	$294,264

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2013
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income	$—	$127,467	$(1)	$13,938	$—	$141,404
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(14,551)	—	(14,551)
Depreciation and amortization	—	54,683	—	51	—	54,734
Amortization of deferred major repair costs	—	—	—	400	—	400
Deferred and noncurrent income tax charges (credits)	—	(15,771)	—	2,414	—	(13,357)
Accretion on discounted liabilities	—	821	—	—	—	821
Pretax gains from sale of assets	—	(5,980)	—	—	—	(5,980)
Net decrease in noncash operating working capital	—	129,970	—	28,585	—	158,555
Equity in earnings	—	—	—	—	—	—
Other operating activities-net	—	11,897	—	—	—	11,897
Net cash provided by (required by) continuing operations	—	303,087	(1)	30,837	—	333,923
Net cash provided by discontinued operations	—	—	—	36,033		36,033
Net cash provided by (required by) operating activities	—	303,087	(1)	66,870	—	369,956
Investing Activities
Property additions	—	(120,439)	—	(1,156)	—	(121,595)
Proceeds from sale of assets	—	6,074	—	—	—	6,074
Expenditures for major repairs	—	—	—	(780)	—	(780)
Purchase of intangible assets	—	—	—	—	—	—
Other investing activities-net	—	52	—	—	—	52
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	(754)	—	(754)
Net cash required by investing activities	—	(114,313)	—	(2,690)	—	(117,003)
Financing Activities
Purchase of treasury stock	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	(34)	—	(34)
Additions to long-term debt	—	641,250	—	—	—	641,250
Cash dividend to former parent	—	(650,000)	—	—	—	(650,000)
Debt issuance costs	—	(6,649)	—	—	—	(6,649)
Amounts related to share-based compensation activities	—	—	—	—	—	—
Net distributions to parent	—	31,751	1	(64,146)	—	(32,394)
Net cash provided by (required by) financing activities	—	16,352	1	(64,180)	—	(47,827)
Net increase in cash and cash equivalents	—	205,126	—	—	—	205,126
Cash and cash equivalents at January 1	—	57,373	—	—	—	57,373
Cash and cash equivalents at September 30	$—	$262,499	$—	$—	$—	$262,499

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of September 30, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	106	—	—	—	—	106
Repurchase of common stock	(50,021)	—	—	—	—	(50,021)
Balance as of September 30, 2014	$(49,915)	$—	$—	$—	$—	$(49,915)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	(106)	—	—	—	—	(106)
Shares withheld to satisfy tax withholdings	—	(676)	—	—	—	(676)
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Share-based compensation expense	—	7,384	—	—	—	7,384
Balance as of September 30, 2014	$1,228,264	$555,466	$52,004	$35,677	$(1,316,516)	$554,895
Net Parent Investment
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—
Dividend paid to former parent	—	—	—	—	—	—
Net transfers to/between former parent	—	—	—	—	—	—
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Balance as of September 30, 2014	$—	$—	$—	$—	$—	$—
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	253,092	214,138	(1)	16,846	(338,559)	145,516
Balance as of September 30, 2014	$253,092	$253,092	$(1)	$85,468	$(338,559)	$253,092

Murphy USA Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2013
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Common Stock
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	467	1	60	—	(61)	467
Balance as of September 30, 2013	$467	$1	$60	$—	$(61)	$467
Treasury Stock
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance as of September 30, 2013	$—	$—	$—	$—	$—	$—
APIC
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	(467)	—	—	—	(467)
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—
Reclassification of net parent investment to APIC	1,228,370	549,526	52,004	35,677	(1,316,516)	549,061
Share-based compensation expense	—	460	—	—	—	460
Balance as of September 30, 2013	$1,228,370	$549,519	$52,004	$35,677	$(1,316,516)	$549,054
Net Parent Investment
Balance as of December 31, 2012	$—	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Net income	—	114,668	—	12,789	—	127,457
Dividend paid to former parent	—	(650,000)	—	—	—	(650,000)
Net transfers to/between former parent	—	(32,847)	—	—	—	(32,847)
Reclassification of net parent investment to APIC	—	(555,288)	(53,895)	(130,339)	190,461	(549,061)
Balance as of September 30, 2013	$—	$—	$—	$—	$—	$—
Retained Earnings
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Net income	—	12,228	—	1,719	—	13,947
Balance as of September 30, 2013	$—	$12,228	$—	$1,719	$—	$13,947

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

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months and nine months ended September 30, 2014 and 2013.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the nine months ended September 30, 2014 and 2013. It also includes a discussion of our capital structure and available sources of liquidity.

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

We market refined products through a network of retail gasoline stations and unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2014, we had a total of 1,239 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.

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

The assets and liabilities in these consolidated and combined financial statements at September 30, 2014 have been reflected on a historical basis. Any periods presented that include dates prior to August 30, 2013 are periods when all of the assets and liabilities shown were 100 percent owned by Murphy Oil and represented operations of Murphy USA prior to the separation. For the period prior to separation, the consolidated and combined statements of income also include expense allocations for certain corporate functions historically performed by Murphy Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations are based primarily on specific identification, headcount or computer utilization. Murphy USA’s management believes the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Murphy Oil, are reasonable. However, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred had the Company been a stand-alone company during the period prior to separation and may not reflect the combined results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods presented.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. As of late 2014, global crude oil prices have come under pressure and significant declines in U.S. crude oil prices have occurred.  We expect this volatility to continue into 2015. Margins for U.S. retail marketing have improved in the third quarter of 2014 versus the averages achieved in the second quarter of 2014 and are higher than margins from the third quarter of 2013.  These fuel gross margins can change rapidly due to many factors.  In early fourth quarter 2014, crude oil prices fell rapidly which led to higher than usual margins compared to recent years.  Ethanol margins, however, have fallen off during the third quarter of 2014 following reported ethanol inventory builds and demand increases during the quarter.  We expect that trend to level out into the end of 2014 after recent inventory draws and increased exports reported early in the fourth quarter.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in 2013 versus 2012.  However, beginning in the latter part of the third quarter of 2013 and through 2014, we have observed declining or steady RIN prices compared to early 2013 levels.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We believe that we will continue to generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2014, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed over the next few years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. To date, the agreement has been terminated with respect to some of the 200 sites due to various local conditions which would affect development including zoning and permitting restrictions.  We continue to work with Walmart to determine if these terminated sites will be

replaced with other sites at a future date.    See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2014 to be approximately $130 million to $150 million.  We intend to fund our capital program in 2014 primarily using operating cash flow or existing cash balances.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Despite a lower income tax rate in the current quarter and the nine months ended September 30, 2014 due to a discrete state income tax benefit, we currently estimate our ongoing effective tax rate to be approximately 38.2% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2013 included with our Annual Report on Form 10-K and Note 15 “Business Segments” in the accompanying unaudited consolidated and combined financial statements for the three months and nine months ended September 30, 2014.

Results of Operations

Consolidated and Combined Results

For the three month period ended September 30, 2014, the Company reported net income of $62.7 million or $1.36 per diluted share on revenue of $4.68 billion.  Net income was $41.7 million for the comparable period in 2013 or $0.89 per diluted share on $4.69 billion in revenue.

For the nine month period ended September 30, 2014, the Company reported net income of $145.5 million or $3.13 per diluted share on revenue of $13.60 billion.  Net income was $141.4 million for the comparable period in 2013 or $3.02 per diluted share on $13.89 billion in revenue.

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Revenues for the three months ended September 30, 2014 decreased $8.1 million, or 0.2%, compared to the same period of 2013.  The lower revenues were caused by lower wholesale fuel prices and lower ethanol sales revenues in the period.  Partially offsetting these lower revenues was an increase in retail fuel revenues caused by an increase in total retail fuel volumes sold of 7.0%.

Total cost of sales decreased $55.9 million, or 1.3%, compared to the same period of 2013.  This decline is primarily due to lower wholesale prices along with higher margins on most merchandise categories in the 2014 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Operating expenses for the quarter increased $9.1 million or 7.4% from the 2013 period.  This increase was driven by higher credit card payment fees and higher maintenance costs in the current period.  The higher payment fees were due to a benefit received in the prior year quarter for a settlement related to overcharges and higher fuel sales volumes in the current quarter.

Selling, general and administrative expenses for the current quarter decreased $14.6 million, or 32.7%, from the 2013 period.  The 2013 quarter included $14.3 million of spin-related and one-time, nonrecurring costs.  Without the nonrecurring costs, selling, general and administrative expense was lower by 1.0% in the current quarter.

Interest expense was higher in the third quarter of 2014 compared to 2013 due to the issuance in mid-August 2013 of the $500 million principal amount of Senior Notes and the funding of a $150 million term loan under our credit facilities.   There was no interest expense on the term loan in the current period as it was paid off in May 2014.  As these borrowings did not exist for the full prior period, there was a large increase in interest expense for the current quarter.

Income tax expense for the third quarter of 2014 was higher than the 2013 period due to higher pre-tax income levels.  The effective tax rate was 37.6% for the current quarter and 38.8% for the 2013 quarter.   The lower effective rate in the current quarter was primarily due to lower state tax rates.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Revenues for the nine months ended September 30, 2014 decreased $287.3 million, or 2.1%, compared to the same period of 2013.  Significant items impacting these results included lower wholesale fuel volumes sold combined with lower wholesale prices and lower ethanol sales revenue in the period.  This was partially offset by an overall increase in retail fuel revenues comprised of an increase in total retail fuel volumes sold of 3.8% and a decrease in the price of retail fuel of $0.06 per gallon.

Total cost of sales decreased $336.1 million, or 2.6%, compared to the same period of 2013.  This decline is primarily due to a decrease in the price of motor fuel paid to acquire fuel for both the retail and wholesale locations and lower costs on certain merchandise categories in the 2014 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in the current period compared to the prior year.

Operating expenses for the nine months ended September 30, 2014 increased $19.2 million, or 5.2% from the 2013 period.  This increase was driven by higher labor and benefits costs, credit card payment fees, and maintenance costs partially offset by lower environmental costs.

Selling, general and administrative expenses for the current period have declined $17.5 million, or 16.6%.  The 2013 period included $14.3 million in spin-related and one-time, nonrecurring costs.  Without the nonrecurring costs, the 2014 period is lower by 3.5%.  The primary reason for the decrease was that the 2013 period contained higher employee-related costs allocated from Murphy Oil that did not repeat in the current period.

Interest expense was higher in the 2014 period compared to the corresponding period in 2013 due to the issuance in mid-August 2013 of the $500 million principal amount of Senior Notes and the funding of a $150 million term loan under our credit facilities.  During the second quarter of 2014, the Company paid off the remainder of the term loan of $55 million.  Because of the payoff, the Company also expensed $1.9 million of deferred debt costs associated with that term loan.  As these borrowings did not exist in the prior period, there was a large increase in interest expense resulting from these transactions.

Income tax expense decreased in the period primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates.  The effective tax rate was 34.9% for the current period and 39.2% for the 2013 period.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013
Marketing	$62,589	$40,922	$148,010	$130,862
Corporate and other assets	62	(4,941)	(3,275)	(4,009)
Discontinued operations	—	5,748	781	14,551
Net income	$62,651	$41,729	$145,516	$141,404

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Net income for the three months ended September 30, 2014 increased compared to the same period in 2013 primarily due to:

•	Higher retail fuel margin per gallon
•	Increased retail fuel volumes
•	Higher merchandise gross margin dollars
•	Improved income from Hereford due to higher yields and improved crush spread
•	Lower selling, general and administrative expense

The items below helped to partially offset the improvement in earnings in the current period:

•	Increased operating expenses at the retail sites due to more sites in operation
•	Higher income tax expense due to higher pre-tax earnings
•	Lower RIN sales revenue

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Net income for the nine months ended September 30, 2014 increased compared to the same period in 2013 primarily due to:

•	Improvement from ethanol operations at Hereford
•	Higher merchandise margin gross dollars for the current year to date due to increased non-tobacco sales at higher margins than the prior year
•	Lower selling, general and administrative expense

The items below partially offset the increase in earnings in the current year:

•	Lower retail fuel margin
•	Increased operating expenses
•	Higher interest expense due to spin-related debt

(Thousands of dollars, except volume per store month and margins)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2014	2013	2014	2013

Revenues
Petroleum product sales	$4,035,406	$4,032,651	$11,751,447	$11,971,146
Merchandise sales	560,993	556,835	1,611,975	1,625,673
Other	26,210	32,548	68,482	76,990
Total revenues	$4,622,609	$4,622,034	$13,431,904	$13,673,809

Costs and operating expenses
Petroleum products cost of goods sold	3,866,414	3,903,042	11,309,894	11,549,760
Merchandise cost of goods sold	483,941	483,513	1,389,312	1,414,772
Station and other operating expenses	123,138	114,546	361,182	344,280
Depreciation and amortization	18,555	17,267	55,837	52,835
Selling, general and administrative	29,726	43,072	86,626	102,318
Accretion of asset retirement obligations	300	274	897	821
Total costs and operating expenses	$4,522,074	$4,561,714	$13,203,748	$13,464,786

Income from operations	$100,535	$60,320	$228,156	$209,023

Other income
Gain on sale of assets	—	5,972	170	5,980
Other nonoperating income	115	50	321	74
Total other income	$115	$6,022	$491	$6,054

Income from continuing operations
before income taxes	100,650	66,342	228,647	215,077
Income tax expense	38,061	25,420	80,637	84,215
Income from continuing operations	$62,589	$40,922	$148,010	$130,862

Gallons sold per store month	281,185	273,741	268,092	267,928
Fuel margin (cpg)	17.5	14.8	12.7	13.9
Fuel margin $ per store month	$49,347	$40,600	$34,113	$37,302
Total tobacco sales revenue per store month	$118,304	$125,091	$114,856	$123,274
Total non-tobacco sales revenue per store month	$33,553	$31,885	$32,041	$30,443
Total merchandise sales revenue per store month	$151,857	$156,976	$146,897	$153,717

Merchandise margin $ per store month	$20,857	$20,670	$20,291	$19,942
Merchandise margin as a percentage of merchandise sales	13.7%	13.2%	13.8%	13.0%
Store count at end of period	1,239	1,185	1,239	1,185
Total store months during the period	3,694	3,547	10,974	10,576

Three Months Ended September 30, 2014 versus Three Months Ended September 30,  2013

Net income in the Marketing segment for the third quarter of 2014 increased $21.7 million over the same period in 2013. The primary reason for this increase was an increase in retail fuel margins and volumes combined with increased merchandise margins.  Total chain wide retail fuel sales volumes were 1.04 billion gallons for the quarter ended September 30, 2014 compared to 0.97 billion gallons for the quarter ended September 30, 2013, an increase of 7.0%.

Merchandise margins in the third quarter of 2014 were higher than the 2013 period.  The increase in gross margin dollars  of 5.1% in the current period was due primarily to higher margins on tobacco merchandise, increased sales of higher margin e-cigarette and vapor products, and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.

Also impacting net income in the three months ended September 30, 2014 was the sale of RINs of $25.2 million compared to $31.8 million in the 2013 period.  During the current period, 52 million RINs were sold at an average selling price of $0.48 per RIN.

Total revenues for the Marketing segment were approximately $4.6 billion for both the 2014 and 2013 periods. Revenues included excise taxes collected and remitted to government authorities of $502  million in the current three month period and $484  million in the comparable period of 2013.

Total fuel sales volumes per station averaged 281,185 gallons per store month in the 2014 period, up 2.7% from 273,741 gallons per store month in the prior year same period. Higher volumes were due to more days in the quarter for the Walmart 15 cent/10 cent discount program.  The discount program was in effect for the majority of the quarter in 2014 compared to one week in the 2013 period.  Fuel margin increased  18% in the 2014 period to 17.5 cpg, compared to 14.8 cpg in the comparable prior year period.  Margins and volume were impacted during the current period by a declining wholesale price environment compared to periods of higher volatility and price decreases in the prior year quarter along with more days in the current quarter of the discount program.

Merchandise sales increased to $561.0  million in the current period, up 0.7% from comparable 2013 levels because of an increase in non-tobacco sales of 9.6%, partially offset by a decline in tobacco products revenue of 1.5%. Merchandise unit margins increased 0.5%, from 13.2% in the 2013 period to 13.7% in the current year period. This improvement in margins was caused by continued improvement in non-tobacco merchandise margins due to enhanced promotions and improved pricing on cigarettes in the current period compared to the 2013 quarter when prices were lower.

Total product supply and wholesale margin dollars excluding RINs were a negative $13.3 million in the 2014 period compared to a negative $14.5 million in the same period of 2013.  The negative margins were due to unfavorable market conditions.

Station and other operating expenses increased $8.6 million in the current period compared to 2013 levels.  On an average per store month (APSM) basis expenses applicable to retail increased 3.1%. This increase on an APSM basis was  caused by higher credit card processing fees due to a benefit received in the prior year quarter for a settlement related to overcharges and higher fuel sales volumes in the current quarter, combined with higher maintenance expense in the 2014 period due to refurbishments and repairs.

Depreciation expense increased $1.3 million in the 2014 period, an increase of 7.5% over the prior period. This increase was caused by more stores operating in the 2014 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses decreased $13.3 million, or 31.0%, in the current quarter over the prior period.  The prior year quarter contained $14.3 million of spin-related and other one-time, nonrecurring costs.  Without the prior year nonrecurring costs, SG&A expense for the current quarter is 3.3% higher.  This increase was primarily due to higher employee labor and benefit costs.  Included in the station and other operating expense and SG&A expense totals above are $4.9 million and

$5.3 million of combined operating expense and SG&A costs for the three months ended September 30, 2014 and 2013, respectively for product supply and wholesale operations.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30,  2013

Net income in the Marketing segment for the 2014 year-to-date period increased $17.1 million over the same period in 2013. The primary reason for this increase was an increase in total fuel volumes sold at a lower retail fuel margin in the current period. Total chain wide retail fuel sales volumes were 2.94 billion gallons for the nine months ended September 30, 2014 compared to 2.83 billion gallons for the nine months ended September 30, 2013, an increase of 3.8% due to new sites added.

Merchandise margins in 2014 were higher than the 2013 period combined with a decrease in merchandise sales revenue per store month of 4.4%, which was mostly driven by an increased number of stores in the current period and overall lower sales dollars for cigarettes. The increase in margins in the current period was due primarily to higher margins on tobacco merchandise, increased sales of higher margin e-cigarette and vapor products, and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.

Also impacting net income in the first nine months of 2014 was the sale of RINs of $66.1 million compared to $74.8 million in the 2013 period.  During the current period, 141 million RINs were sold at an average selling price of $0.47 per RIN.

Total revenues for the Marketing segment were approximately $13.4 billion in the 2014 period compared to approximately $13.7 billion in the 2013 period, a decrease of $242 million. Revenues included excise taxes collected and remitted to government authorities of $1.43 billion in the nine months ended September 30, 2014 and $1.42 billion in the comparable period of 2013.

Total fuel sales volumes per station averaged 268,092 gallons per store month in the 2014 period compared to 267,928 gallons per store month in the prior year same period. Fuel margin decreased  9% in the 2014 period to 12.7 cpg, compared to 13.9 cpg in the comparable prior year period. Margins and volumes were impacted during the year to date period by fewer months of wholesale price volatility as the first six months were relatively flat followed by declining wholesale prices in the third quarter.

Merchandise sales decreased to $1.61  billion in the current period, down 0.8% from comparable 2013 levels because of a decline in tobacco products revenue of 3.3%, which was partially offset by revenue growth of 9.2% in non-tobacco products. Merchandise unit margins increased 0.8%, from 13.0% in the 2013 period to 13.8% in the current year period. This improvement in margins was caused by improved pricing on cigarettes in the current period compared to the 2013 period when prices were lowered more aggressively as well as continued improvement in non-tobacco merchandise margins due to enhanced promotions.

Total product supply and wholesale margin dollars excluding RINs were $67.0 million in the 2014 period compared to $26.3 million in the same period of 2013.  The 2014 amount includes a benefit of $17.8 million related to a LIFO decrement in the first quarter due to a liquidation of inventories that is not expected to be restored by year-end.  The current period has also benefitted from increased margins due to supply constraints and higher wholesale margins on certain products such as diesel.

Station and other operating expenses increased $16.9 million in the current period compared to 2013 levels.  On an average per store month (APSM) basis the expenses applicable to retail increased 1.1%.  This increase on an APSM basis was due to higher credit card processing fees in the current year and higher maintenance costs, partially offset by improvements in environmental expense in the 2014 period.

Depreciation expense increased $3.0 million in the 2014 period, an increase of 5.7% over the 2013 period. This increase was caused by more stores operating in the 2014 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses decreased $15.7 million in the nine months ended September 30, 2014 over the 2013 period.  The 2013 period contained $14.3 million in spin-related and other one-time, nonrecurring costs.  Other than the nonrecurring costs, the decrease was primarily due to no repeat of certain employee benefit related charges from the former parent that occurred in the first quarter of 2013.  Included in the station and other operating expense and SG&A expense totals above are $14.0 million and $14.8 million of combined operating expense and SG&A costs for the nine months ended September 30, 2014 and 2013, respectively for product supply and wholesale operations.

Corporate and Other Assets

Three Months Ended September 30, 2014 versus Three Months Ended September 30,  2013

After-tax results for Corporate and other assets improved in the recently completed quarter to income of $0.1 million compared to a loss of $4.9 million in the third quarter of 2013.  This increase was due primarily to improvement in ethanol earnings from the Hereford, Texas facility.  In the third quarter of 2014, operating income from Hereford was $6.0 million compared to a loss of $0.9 million in the same quarter of 2013.  The improvement in the current quarter was due to a nearly 2.0% increase in annual throughput rates and significantly higher yields following planned maintenance  activities in the first quarter of 2014. Partially offsetting the improved Hereford earnings was interest expense accrued since the August 2013 issuance of $500 million principal amount of Senior Notes and term debt outstanding under our credit facilities during the quarter.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30,  2013

After-tax results for Corporate and other assets improved in the nine months ended September 30, 2014 to a loss of $3.3 million compared to a loss of $4.0 million in the comparable period in 2013.  This increase was due primarily to improvement in ethanol earnings from the Hereford, Texas facility.  In the 2014 period, operating income from Hereford was $16.1 million compared to income of $0.1 million in the first nine months of 2013.  The improvement in the current period was due to higher crush spreads and improved yield following planned maintenance in the first quarter of 2014.  Mainly offsetting the Hereford results was interest expense accrued since the August 2013 issuance of $500 million principal amount of Senior Notes and term debt outstanding under our credit facilities.

Balance Sheet Information

As of September 30, 2014, the Hereford ethanol subsidiary had total assets of $31 million, or 1.6% of our total assets, which were comprised primarily of accounts receivable and related inventories to operate the facility.  Also at September 30, 2014, the ethanol subsidiary had total current liabilities of $5 million, or 0.4% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months and nine months ending September 30, 2014 and 2013.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013

Net income	$62,651	$41,729	$145,516	$141,404

Income taxes	37,681	22,765	77,662	81,873
Interest expense, net of interest income	8,599	4,344	28,193	3,752
Depreciation and amortization	19,629	18,128	58,975	54,734
EBITDA	128,560	86,966	310,346	281,763

(Income) loss from discontinued operations, net of tax	—	(5,748)	(781)	(14,551)
Accretion of asset retirement obligations	300	274	897	821
Gain on sale of assets	—	(5,972)	(170)	(5,980)
Other nonoperating income	(115)	(50)	(1,121)	(74)
Adjusted EBITDA	$128,745	$75,470	$309,171	$261,979

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013

Net cash provided by operating activities	$77,887	$155,976	$216,316	$333,923
Payments for property and equipment	(31,633)	(26,486)	(84,687)	(121,595)
Free cash flow	$46,254	$129,490	$131,629	$212,328

Capital Resources and Liquidity

Significant Sources of Capital

In connection with the separation, we obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  At September 30, 2014 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the third quarter is approximately $355 million based on September 30, 2014 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

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

Operating Activities

Net cash provided by operating activities was $216 million for the nine months ended September 30, 2014 and $370 million for the comparable period in 2013, lower primarily because of less cash generated by adjustments to working capital positions in the 2014 period.  Net income increased $4 million in the first nine months of 2014 compared to the corresponding period in 2013 and the amount of cash generated from adjustments of working capital in the 2014 period declined by $148 million.

Investing Activities

For the nine months ended September 30, 2014, cash required by investing activities was $95 million compared to $117 million in the nine months ended September 30,  2013. The lower investing cash use of $22 million was primarily due to a partial payment in January 2013 for land purchased for stations acquired from Walmart in the December 2012 land acquisition agreement partially offset by the acquisition of intangible assets in the third quarter of 2014.

Financing Activities

Financing activities in the nine months ended September 30, 2014 used cash of $122 million compared to use of $48 million in the nine months ended September 30,  2013. This increased use of cash was due to an early principal repayment on the outstanding term loan in 2014 and completion of the $50 million stock repurchase plan in the current year.

Share Repurchase Authorization

On October 22, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million of the Company’s common stock.  The timing and number of shares repurchased under the program will be determined by management at its discretion, and will depend on a number of factors, including compliance with the terms of our outstanding indebtedness, general market and business conditions and applicable legal requirements.  The share repurchase program is expected to be completed by December 31, 2015.  We expect to use existing cash balances to fund the repurchase program.

Debt

In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at September 30, 2014 and December 31, 2013 are as set forth below:

	September 30,	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,773 at September 2014 and $8,422 at December 2013)	$492,227	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,227	$547,578

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

On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  All of the Senior Notes were tendered for exchange.

Credit Facilities

On August 30, 2013, we entered into a credit agreement in connection with the separation from Murphy Oil. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and provided for a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  The term facility was repaid in full in May 2014.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of various covenants.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of September 30, 2014, our fixed charge coverage ratio was 1.00.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

After giving effect to the applicable restrictions on certain payments which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $150 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0) and the indenture, and subject to compliance with applicable law. As of December 31, 2013, the Company had approximately $26.7 million of its net income and retained earnings free of such restrictions.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013
Marketing:
Company stores	$27,564	$26,052	$72,435	$103,071
Terminals	224	289	655	1,524
Sustaining capital	2,781	5,396	8,665	15,462
Corporate and other assets	1,063	1,666	2,932	8,455
Discontinued operations	—	275	—	476
Total	$31,632	$33,678	$84,687	$128,988

We currently expect capital expenditures for the full year 2014 to be approximately $130 million to $150 million, including $114 million to $134 million for the retail marketing business,  $7 million for the remaining ethanol facility, $4 million for product supply and wholesale operations and $5 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. Within our retail marketing spending, we anticipate approximately $20 million to $25 million will be sustaining capital with the remainder invested in construction of new Company stations.  We expect to finance these capital expenditures from cash from operations.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at September 30, 2014 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net liability associated with these derivative contracts by approximately $0.1 million, while a 10% decrease would have increased the recorded net liability by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2013 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated and combined financial statements for the three months and nine months ended September 30, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2014, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14—Contingencies in the accompanying consolidated and combined financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc. the plaintiffs allege that the Company has infringed on their electronic pricing system patent.  The Company’s claim is that our pricing system can be differentiated and in fact we have our own patent for our pricing system.  Murphy Oil USA, Inc. has agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  We are unable to estimate potential damages at this point and we are defending the claim vigorously.  Trial is currently set for May 2015.  At this time, management believes the probability of loss in this case is remote.  However, it is possible that an unfavorable outcome of this lawsuit or other contingency could have a material impact on the liquidity, results of operations, or financial condition of the Company in future periods.

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

  and Duly Authorized Officer)

November 6, 2014

EXHIBIT INDEX
Exhibit Number	Description

10.1 10.2

Separation Agreement for former Executive Vice President John Rudolfs

Third Amendment, dated as of September 2, 2014, to the Credit Agreement, dated as of August 30, 2013, among Murphy Oil USA, Inc. as borrower, Murphy USA Inc. and certain subsidiaries, and JP Morgan Chase Bank, N.A. as administrative agent and the other lenders party thereto

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