Form 10-K
period 2014-12-31
Murphy USA Inc.
filed 2015-02-27
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑Yes         __  No

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

Large accelerated filer  ☑  Accelerated filer          Non-accelerated filer __  Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2014), based on the closing price on that date of $48.89 was $2,235,475,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2015 was 45,748,418.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 6, 2015 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2014 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,263 (as of December 31, 2014) retail stations operated by us, almost all of which are in close proximity to Walmart stores. Our retail stations are located in 23 states, primarily in the Southwest, Southeast and Midwest United States. Of these stations, 1,056 are branded Murphy USA and 207 are standalone Murphy Express locations (as of December 31, 2014). Our retail stations under the brand name Murphy USA® participate in the Walmart discount program that we offer at most locations. The Walmart discount program offers a cents-off per gallon purchased for fuel when using specific payment methods as decided by Walmart and us. The amount of the discount offered can vary based on many factors, including state laws. Our Murphy Express branded stations are not connected to the Walmart discount program but are otherwise similar to the Murphy USA sites, including the types of fuel and merchandise offerings available to our customers.

Our business also includes certain product supply and wholesale assets, including product distribution terminals and pipeline positions. As an independent publicly traded company, we believe we are a low-price, high volume fuel retailer selling convenience merchandise through low cost kiosks and small store formats with key strategic relationships and experienced management.

Murphy USA Inc (Murphy USA) was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the U.S. retail marketing business that was separated (the “Separation”) from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus certain ethanol production facilities and other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations.  The Separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. The Separation was completed in accordance with a separation and distribution agreement (the “Separation and Distribution Agreement”) entered into between Murphy Oil and Murphy USA. Murphy Oil retains no ownership interest in Murphy USA.

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

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 32 through 47, F-13, and  F-28 to F-29 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we feel give us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low price value proposition to our growing customer base for the products and markets we serve.”

Strategic and complementary relationship with Walmart

Of our network of 1,263 retail gasoline stations (as of December 31, 2014), more than 1,050 are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our retail stations while our competitively priced gasoline and convenience offerings appeal to our shared customers. We also collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart with respect to our peers. We began our relationship with Walmart in 1996 and in December 2012 we signed an agreement that allows us to purchase land to build approximately 200 new sites on Walmart locations, which we expect to complete over the next few years. Further, we have a real estate development team to purchase and lease land from third parties near Walmart Supercenters when Walmart development may not be feasible.

Winning proposition with value-conscious consumers

Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers represent a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items that complement Walmart’s larger take home product offering.  We continue to provide value opportunities to our customers such as our popular cross promotions with soft drink, candy/snack and tobacco partners that offer a fuel discount if certain quantities of products are purchased.

Low cost retail operating model

We operate our retail gasoline stations with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. A substantial majority of our new stations are standardized 208 square foot kiosk or 1,200 square foot small store formats, which we believe have very low capital expenditure, maintenance and utility requirements relative to our competitors. In addition, many of our stations require only one or two attendants to be present during business hours and the majority of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a larger store format. According to the 2013 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 58% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2013 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins.

Distinctive fuel supply chain capabilities

We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper’s status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intra-day supply options and dispatch third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume. For example, incremental revenue is generated by capturing and selling Renewable Identification Numbers (RINs) via our capability to source bulk fuel and subsequently blend ethanol and bio-diesel at the terminal level.  We can also optimize the supply chain by shifting non-contractual wholesale volumes to protect retail fuel supply.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions and especially during periods of significant price volatility.

 Resilient financial profile and engaged team

Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment. In connection with the Separation, we entered into a new credit facility, borrowed $150 million of term loans thereunder and issued $500 million aggregate principal amount of 6% senior unsecured notes due 2023. We have not yet needed to borrow under the credit facility and we have fully repaid the $150 million term loan as of May 2014.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. We also have over 9,400 hardworking employees that are actively engaged to serve their customer, whether it is the retail consumer or their co-workers. We believe our sustainable business model and stable organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy

Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.

Grow organically

We intend for our relationship with Walmart to be a key driver of our organic growth over the next several years. We expect to build at a pace of 60 to 80 sites per year in core markets on or near Walmart locations over the next few years and are evaluating opportunities to potentially accelerate that growth.  Nearly 1,000 of our locations currently participate in our fuel discount program with Walmart which reinforces Walmart’s low-price philosophy. We will continue to work with Walmart on the implementation and improvement of the fuel discount program as we believe it is an effective tool for maximizing fuel volumes and investment returns. We also utilize our real estate development team and market insights to find available land near Walmart Supercenters to add to our future pipeline of sites.

Diversify merchandise mix

We plan to continuously evaluate our kiosk strategy in an effort to maximize our site economics and return on investment. As part of that strategy, we are continually refining our new 1,200 square foot small store format design to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. For example, we continue to tailor our product offerings to complement the retail selection within Walmart stores, such as offering products in a variety of quantities and sizes, or stock keeping units (SKUs), which are more convenience-oriented. By implementing new merchandising, space management, promotion analytics and workforce planning capabilities, we expect to further optimize merchandise revenue and margins along with labor needs and overall site returns.

Sustain cost leadership position

We believe that sustaining our low cost position is a strategic advantage as a retailer of commodity products. We are undertaking several initiatives that have a purpose of increasing efficiency which will ultimately lead to lower costs per retail site.  One of our goals is to beat inflation on per-site operating costs to help sustain low site level costs. We also believe that through our planned growth and efficiency initiatives, we can achieve reductions in overhead costs to support an overall improvement in our site returns and keep costs properly scaled as we grow organically. In order to do this successfully, we will focus on the development of our employees and foster a high performance culture aligned with business performance, including cost leadership.

Create advantage from market volatility

We plan to continue to focus our product supply and wholesale efforts on activities that enhance our ability to be a low-price retail fuel leader and our ability to take advantage of fuel price volatility. We will continue to invest in capabilities and asset positions that support our supply chain strategy. With respect to non-core assets like our remaining ethanol plant, we will seek to maximize value to our shareholders by improving the assets as necessary to demonstrate their highest potential value.

 Invest for the long term

We maintain a portfolio of predominantly fee-simple assets and we believe we have an appropriate debt structure that will allow us to be resilient during times of fuel price and margin volatility. We believe our strong financial position should allow us to profitably execute on our low-cost, high volume retail strategy and our organic growth strategy through periods of both high and low fuel margins while re-investing in our existing sites, brand image and supporting capabilities. We are creating a high performance organization focused on staff development by leveraging our core principles and competencies. Furthermore, we will continue to consider all alternatives for returning excess earnings or capital with a focus on maximizing shareholder value.

Industry Trends

We operate within the large, growing, competitive and highly fragmented U.S. retail fuel and convenience store industry.  We believe we will continue to benefit on a relative basis to competitors from several key industry trends and characteristics, including:

•	Increased sensitivity to gas prices among price conscious consumers, and increasing demand for low-priced fuel;
•	Highly fragmented nature of the industry providing larger chain operators like Murphy USA with significant scale advantage; and
•	Increasing consumer traffic around supermarkets and large format hypermarkets, supporting complementary consumer demand at nearby and cross-promoted retail fuel stores.

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

Description of Our Business

We market fueling products through a network of Company retail stations and unbranded wholesale customers. During 2014,  the Company sold approximately 4.0 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stations at December 31, 2014 and the number of stations in each state.

State	No. of stations	State	No. of stations	State	No. of stations
Alabama	71	Kansas	1	New Mexico	12
Arkansas	64	Kentucky	40	Ohio	44
Colorado	8	Louisiana	67	Oklahoma	52
Florida	116	Michigan	23	South Carolina	53
Georgia	83	Minnesota	7	Tennessee	84
Iowa	21	Missouri	46	Texas	262
Illinois	31	Mississippi	51	Virginia	10
Indiana	36	North Carolina	81	Total	1,263

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Start of period	1,203	1,165	1,128
New construction	60	39	37
Closed	—	(1)	—
End of period	1,263	1,203	1,165

In recent years, we have purchased from Walmart the properties underlying over 900 of our Company stations. Our December 21, 2012 agreement with Walmart provides for the potential purchase of approximately 200 additional sites. In January 2013, we paid approximately $42 million as a first installment on these land purchases.  Our agreement requires us to obtain Walmart’s approval of our development plans and to indemnify Walmart for certain environmental liabilities. In addition, Walmart has the right to terminate the agreement with respect to certain properties located adjacent to Walmart stores if the sale of any such property to us would result in certain claims or liabilities against Walmart or, in Walmart’s sole discretion, would impair the operation of the related Walmart store. To date, the agreement with respect to some of the 200 sites has been terminated due to various local conditions which would affect development including zoning and permitting restrictions.  We continue to work with Walmart to determine if these terminated sites will be replaced with other sites at a future date.

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

For the remaining fueling stations located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is 10 years at each station, with us holding four successive five-year extension options at each site. A majority of the leased sites have over twenty years of term remaining including renewals. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling all or any portion of a station without first offering to sell all or such portion of the station to Walmart and provides that if Murphy Oil USA, Inc., our wholly-owned and primary operating subsidiary is acquired or becomes a party to any merger or consolidation that results in a material change in management of the stations, Walmart will have the option to purchase the stations at fair market value. As of December 31, 2014 we are currently leasing 103 sites from Walmart.

We also have five Murphy USA sites located near Walmart locations where we pay rent to other landowners.

As of December 31, 2014, we have 165 Murphy Express sites where we own the land and 42 locations where we rent the underlying land.

We have numerous sources for our retail fuel supply, including nearly all of the major and large oil companies operating in the U.S. We purchase fuel from oil companies,  independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. All fuel is delivered by the truckload as needed to replenish supply at our Company stations. Our inventories of fuel on site turn approximately once daily. By establishing motor fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of motor fuel supply disruptions. At some locations, however, there are limited suppliers for fuel in that market and we may have only one supplier. Our refined products are distributed through a few product distribution terminals that are wholly-owned and operated by us and from numerous terminals owned by others. About half of our wholly-owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.

In addition to the motor fuel sold at our Company stations, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. The merchandise we offer includes our private label products, such as an isotonic drink offered in several flavors and a private label energy drink. In 2014, we purchased more than 85% of our merchandise from a single vendor, McLane Company, Inc., a wholly-owned subsidiary of Berkshire Hathaway, Inc.

A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2014 are reported below.

	As of December 31,
	2014	2013	2012	2011	2010
Branded retail outlets:
Murphy USA®	1,056	1,021	1,015	1,003	1,001
Murphy Express	207	182	150	125	98
Other (1)	—	—	—	—	116
Total	1,263	1,203	1,165	1,128	1,215
Retail marketing:
Fuel margin per gallon (cpg) (2)	15.8	13.0	12.9	15.6	11.4
Gallons sold per store month	270,415	268,458	277,001	277,715	306,646
Merchandise sales revenue per store month	$146,823	152,549	156,429	158,144	153,530
Merchandise margin as a percentage of merchandise sales	14.0%	13.1%	13.5%	12.8%	13.1%

(1)     Represents former Spur locations sold in 2011 as part of the refinery sales recorded as discontinued operations (not included in per store month calculations).

(2)     Represents net sales prices for fuel less purchased cost of fuel.

.

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

For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2014.

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

Market Conditions and Seasonality

Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, as well as changes in competitive conditions in the markets we serve. In addition, our ethanol production operations are impacted by the price of corn, which may be affected by future droughts and adverse planting and harvesting conditions.

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

Our corporate services utilize JD Edwards, PDI Enterprise, Hyperion, RightAngle and other enterprise systems for financial reporting, accounts payable, accounts receivable, asset management, payroll, human resources, credit and risk management and other support functions. These enterprise class systems provide significant flexibility in managing corporate and store operations, as well as scalability for growth.

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

Environmental

We are subject to numerous federal, state and local environmental laws, regulations and permits. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stations and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have either replaced or intend to replace underground product lines at our terminals with overhead pipelines to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be $1.2 million in 2015.

We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third-parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws, we could be responsible for remediating contamination relating to such sites, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stations, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further cleanup obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help remediate contamination at certain sites. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of hazardous materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. From time to time, we are subject to legal and administrative proceedings governing the remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks.

Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized new standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation published first-time standards to reduce GHG emissions and fuel consumption of medium and heavy duty trucks. In August 2012, the EPA and NHTSA finalized further mandated decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. The EPA and NHTSA are required to issue more stringent standards for medium- and heavy-duty trucks in 2016.  These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products.

GHG and other air emissions from our own facilities are also subject to regulation. For example, certain of our fueling stations may be required to install and maintain vapor recovery systems to control emissions of volatile organic compounds to the air during the vehicle fueling process. In addition, recently proposed changes to requirements concerning the design and operation of underground storage tanks and ambient air quality standards for ground-level ozone may require additional equipment upgrades and operating controls that could increase our capital and operating expenses.  We are also currently required to report annual GHG emissions from certain of our operations. Any existing or future GHG or other such air emission measures may result in increased compliance costs.

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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves.  In compliance with U.S. health care reform legislation, we have implemented a “bronze level” health care offering to our eligible non-exempt field employees.  The offering is projected to increase labor costs by an immaterial amount in 2015.  To date, initial enrollment is lower than projected.  We expect that as awareness of the taxpayer non-compliance penalty and related increases in this penalty takes effect, enrollment will increase.

Employees

At December 31, 2014, we had approximately 9,450 employees, including approximately 2,000 full-time employees and 7,450 part-time employees.

Properties

Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. Murphy Oil contributed this building as part of the Separation and currently is a tenant paying rent for its leased space.  We currently anticipate termination of the lease agreement with Murphy Oil late in 2015.  We also own and operate two other office buildings in El Dorado, Arkansas that house a portion of our operations and technology services personnel.   We have numerous owned and leased properties for our retail fueling stations as described under “—Description of Our Business,” as well as wholly-owned product distribution terminals and one ethanol production facility.

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

We have historically used Murphy Oil’s corporate infrastructure to support our business functions, including information technology systems. The expenses related to establishing and maintaining this infrastructure were spread among all of Murphy Oil’s businesses. Following the Separation, we no longer have access to Murphy Oil’s infrastructure, and we have established and continue to maintain our own. While the majority of these costs were incurred by Murphy Oil prior to the Separation, we have incurred costs since the Separation and expect to continue to incur such costs to enhance and maintain the remaining necessary infrastructure.

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

Since August 30, 2013, we have been subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and we have complied with the applicable requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2014.  This requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of these controls.  These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources.

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

In connection with the Separation, we borrowed $650 million of new debt, used in part to fund a cash dividend to Murphy Oil immediately prior to the Separation. We have already repaid $150 million of this debt which was represented by a term loan.  The remaining level of debt could have significant consequences to our future operations, including:

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

At December 31, 2014, our 1,263 Company stations were almost all located near Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have a material adverse effect on us, including limiting our future growth. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stations benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

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

Our revenues are impacted by our ability to generate revenues from activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers ("RINs").  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In recent years, we have benefited by our ability to attain RINs and sell them at favorable prices in the market; these prices have remained relatively steady in 2014 and into 2015 due to significant uncertainty about how government standards could be modified as they impact RINs.  A significant decline in revenues from RINs in future periods could adversely affect our results of operations, and the impact could be material.

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

In recent years, we have purchased from Walmart the properties underlying over 900 of our Company stations. Our December 21, 2012 agreement with Walmart provides for the potential purchase of approximately 200 additional sites. Our agreement requires us to obtain Walmart’s approval of our development plans and to indemnify Walmart for certain environmental liabilities. In addition, Walmart has the right to terminate the agreement with respect to certain properties located adjacent to Walmart stores if the sale of any such property to us would result in certain claims or liabilities against Walmart or, in Walmart’s sole discretion, would impair the operation of the related Walmart store. To date, the agreement has been terminated with respect to some of the 200 sites due to various local conditions which would affect development including zoning and permitting restrictions.  We continue to work with Walmart to determine if these terminated sites will be replaced with other sites at a future date.  If we are unable to obtain Walmart’s approval or Walmart terminates the agreement with respect to additional properties, or we are unable to obtain site development permits, we may develop fewer sites than we currently anticipate, and the development of these sites may take longer than we anticipate or may not occur at all. As a result, we can provide no assurance as to the number of sites contemplated by the agreement that we will develop. The failure to develop these sites as currently contemplated for any reason could materially impact our forecasted growth.

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

We currently have one principal supplier for over 85% of our merchandise. A disruption in supply could have a material effect on our business.

Over 85% of our general merchandise, including most tobacco products and grocery items, is currently purchased from a single wholesale grocer, McLane Company, Inc. (“McLane”). We have a contract with McLane through September 2015, but we may not be able to renew the contract when it expires, or on similar terms. Alternative suppliers that we could use may not be immediately available. A disruption in supply could have a material effect on our business, cost of goods sold, financial condition, results of operations and cash flows.

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

Certain of our assets such as gasoline terminals and certain retail fueling stations lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer, such as with Hurricanes Katrina and Rita in 2005. Although we maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.

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

Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In compliance with U.S. health care reform legislation, we have implemented a “bronze level” health care offering to our eligible non-exempt field employees.  The offering is projected to increase labor costs by an immaterial amount in 2015.  To date, initial enrollment is lower than projected.  We expect that as awareness of the taxpayer non-compliance penalty and related increases in this penalty takes effect, enrollment will increase and such increases could be significant enough to materially affect our business, financial condition, results of operations and cash flows.

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

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 18 “Contingencies” to the consolidated and combined historical financial statements for the three years ended December 31, 2014 included in this Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2014.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K report beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 18 “Contingencies” in the accompanying consolidated and combined financial statements for the three years ended December 31, 2014.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc., the plaintiffs allege that the Company has infringed on their electronic pricing system patent.  The Company’s claim is that our pricing system can be differentiated and in fact we have our own patent for our pricing system.  Murphy Oil USA, Inc. has agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  We are unable to estimate potential damages at this point and we are defending the claim vigorously.  Trial is currently set for June 2015.  At this time, management believes the probability of loss in this case is remote.  However, it is possible that an unfavorable outcome of this lawsuit or other contingency could have a material impact on the liquidity, results of operations, or financial condition of the Company in future periods.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

SUPPLEMENTAL INFORMATION;  Executive Officers of the Registrant

The age at January 1, 2015, present corporate office and length of service in office of each of the Company’s executive officers are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 51; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde led the Company’s Separation from Murphy Oil Corporation beginning in January 2013. Previously, Mr. Clyde served at Booz & Company (and prior to August 2008, Booz Allen Hamilton), from 1993 to 2013 where he was a partner in the Firm and led the North American Energy Practice. He served energy and retail clients, including Murphy USA, bringing expertise in strategy development, organization effectiveness and performance improvement.  Mr. Clyde received a Masters in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting from Southern Methodist University.

Mindy K. West – Age 45; Executive Vice President, Chief Financial Officer and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

Jeffery A. Goodwin – Age 56; Senior Vice President, Retail Operations since August 2013. Mr. Goodwin joined Murphy Oil in 2001 as District Manager in Jacksonville, Florida. In 2002, he was promoted to Maintenance Manager and transferred to El Dorado. He was promoted to Division Manager in 2003, then to Region Manager in 2006. In 2008, Mr. Goodwin was promoted to Vice President, Retail Operations and to Senior Vice President of Retail Operations in 2012. Mr. Goodwin holds a bachelor’s degree in Business from Widener University. Mr. Goodwin has announced his retirement from the Company effective March 31, 2015.

Marn K. Cheng – Age 49; Senior Vice President, Retail Operations & Support since February 2015; Senior Vice President, Retail Operations Support August 2013 to February 2015. Mr. Cheng joined Murphy Oil in 2000 as District Manager in Oklahoma City, Oklahoma. He held several positions within Murphy Oil before being promoted to General Manager, Retail Marketing in 2006. In 2008, he was named Regional Vice President for Murphy USA Marketing Company, a division of Murphy Oil USA, Inc. before serving as Vice President, Retail Operations. He was promoted to Vice President, Renewable Energy for Murphy Oil USA, Inc. in 2009. He returned to the retail marketing division in 2011 as Vice President, Fuels for Murphy USA Marketing Company and was promoted to Senior Vice President of Retail Operations in 2012. Mr. Cheng graduated from Texas Tech University with a bachelor’s degree in Marketing and also holds an MBA from Texas Tech University.

John A. Moore – Age 47; Senior Vice President, General Counsel, and Secretary since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.

Joseph Henderson, III – Age 40; Vice President, Fuels Marketing since August 2013.  Mr. Henderson joined Murphy Oil Corporation in 2002 as District Manager in Houston, Texas. In 2003, he moved to El Dorado where he has since served in numerous fuel supply and marketing roles. Currently, Henderson manages the Fuels Marketing businesses which include all activities associated with purchasing and selling fuel on both a retail and wholesale basis. In addition, Henderson's responsibility in the Fuels Marketing department includes managing the Company's seven wholly owned fuel terminals.  Mr. Henderson graduated from Texas Christian University with a bachelor’s degree in Speech Communications and also holds an MBA from Harding University.

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 2,565 stockholders of record as of December 31, 2014.  The following table reflects the high and low sales prices of our common stock for the period starting September 2, 2013, the date on which our stock began trading "regular-way" on the NYSE.

	Stock Price
	High	Low
2013
Period from September 2, 2013 through December 31, 2013	46.91	36.12

2014
January 1, 2014 - March 31, 2014	43.25	37.55
April 1, 2014 - June 30, 2014	52.34	39.96
July 1, 2014 - September 30, 2014	55.64	47.26
October 1, 2014 - December 31, 2014	69.37	49.63

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

We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2014 and 2013.

The indenture governing the Senior Notes and the credit agreement governing our credit facilities contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 8 “Long-Term Debt” to the accompanying audited consolidated and combined financial statements for the three years ended December 31, 2014.

In May 2014, the Company’s Board of Directors authorized a stock repurchase plan of up to $50 million of the Company’s common stock.  This plan was completed in May 2014.  In October 2014, the Company’s Board of Directors authorized a second stock repurchase plan of up to $250 million of the Company’s common stock to be executed by December 31, 2015.  Information pertaining to this plan for the fourth quarter of 2014 is presented in the table below:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Accounced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
October 1, 2014 to October 31, 2014	—	$—	—	$—
November 1, 2014 to November 30, 2014	1,649	61.00	1,649	249,899,411
December 1, 2014 to December 31, 2014	20,121	60.96	20,121	248,672,835
Three Months Ended December 31, 2014	21,770	$60.97	21,770	$248,672,835

(1)	Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors include authorization for the Company to acquire up to $250 million of its Common shares by December 31, 2015.

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 11 “Incentive Plans” to our audited consolidated and combined financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,180,500	$36.00	4,730,045
Equity compensation plans not approved by security holders	-	-	-
Total	1,180,500	$36.00	4,730,045

(1) Amounts in this column do not take into account outstanding restricted stock units.

(2) Number of shares available for issuance includes 4,280,895 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2014 plus 449,150 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2014.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

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

MURPHY USA INC.
S&P 500 INDEX
S&P 400 MIDCAP INDEX
Index
(100 as of 8/21/2013)
185
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
8/21/2013
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
100
104
108
103
113
112
111
114
115
108
130
119
119
141
120
114
184
125
121

Item 6.  SELECTED FINANCIAL DATA

(Thousands of dollars, except per share data)	2014	2013	2012	2011	2010
Results of Operations for the Year
Net sales and other operating revenues	$17,209,919	$18,083,335	$19,301,308	$18,919,216	$15,356,057
Net cash provided by operating activities	$305,582	$356,698	$237,427	$188,373	$355,883
Income from continuing operations	$243,082	$156,326	$86,414	$187,853	$126,069
Net income (loss)	$243,863	$235,033	$83,568	$324,020	$157,441
Per Common Share - diluted (1)
Income (loss) from continuing operations	$5.24	$3.34	$1.85	$4.02	$2.70
Income (loss) from discontinued operations	$0.02	$1.68	$(0.06)	$2.91	$0.67
Net income (loss)	$5.26	$5.02	$1.79	$6.93	$3.37

Capital Expenditures for the Year (2)
Marketing	$131,139	$162,051	$103,152	$77,481	$176,882
Corporate and other	7,749	9,402	1,344	22,338	4
Subtotal	$138,888	$171,453	$104,496	$99,819	$176,886
Discontinued operations	—	519	7,097	361	4,812
Total capital expenditures	$138,888	$171,972	$111,593	$100,180	$181,698

Financial condition at December 31
Current ratio	1.61	1.30	1.12	1.19	1.11
Working capital	$252,802	$155,899	$88,053	$95,801	$103,651
Net property, plant and equipment	$1,253,124	$1,190,723	$1,169,960	$1,196,323	$1,166,169
Total assets (at period end)	$1,934,257	$1,881,242	$1,992,465	$1,784,983	$2,978,753
Long term debt (at period end)	$492,443	$547,578	$1,124	$1,170	$1,213
Stockholders' equity/net parent investment	$858,705	$656,336	$1,104,451	$1,118,947	$1,808,150
Long term debt - percent of capital employed	36.4%	45.5%	0.1%	0.1%	0.1%

Notes:

(1)  For the years ended December 31, 2010 through December 31, 2012, the number of diluted shares used at period end for the calculation is based on the number of shares issued at the date of the Separation from Murphy Oil on August 30, 2013.

(2) Does not include acquisition of ethanol plant assets in 2010.

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2014.

•

   Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2014. It also includes a discussion of our capital structure and available sources of liquidity.

•	Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business consists primarily of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus one remaining ethanol production facility and other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  The Separation was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock.  The Separation was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the Separation, Murphy Oil retained no ownership interest in Murphy USA.

We market refined products through a network of retail gasoline stations and unbranded wholesale customers. Our owned retail stations are almost all located near Walmart stores and use the brand name

Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At December 31, 2014, we had a total of 1,263 Company stations in 23 states, principally in the Southwest, Southeast and Midwest United States.

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

The consolidated financial statements reflect our financial results for all periods subsequent to the Separation while the combined financial statements reflect our financial results for all periods prior to the Separation.  Accordingly:

•

Our consolidated and combined statement of income and comprehensive income for the year ended December 31, 2013, consists of the consolidated results of Murphy USA for the four months ended December 31, 2013 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined income statements and comprehensive income for the year  ended December 31, 2012 consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•	Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of Murphy USA.

•	Our consolidated and combined statement of cash flows for the year ended December 31, 2013, consists of the consolidated results of Murphy USA for the four months ended December 31, 2013 33 and the combined results of Murphy Oil’s U.S. retail marketing business for the eight months ended August 31, 2013.  Our combined statement of cash flows for the year ended December 31, 2012, consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

•

Our consolidated and combined statement of changes in equity for the year ended December 31, 2013, consists of both the combined activity for Murphy Oil’s U.S. retail marketing business prior to August 30, 2013, and the consolidated activity of Murphy USA subsequent to the Separation. Our combined statement of changes in equity for the year ended December 31, 2012, consists entirely of the combined results of Murphy Oil’s U.S. retail marketing business.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow and the gross margins we realize on those sales to remain strong, these gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn, and may be affected by future droughts and unfavorable planting and harvesting conditions and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices plummeted in the last 6 months of 2014 by nearly 50%.  This led to larger than normal retail margins for the third and fourth quarters of the year ended December 31, 2014.   Margins into 2015 started strong but have weakened considerably as crude price volatility has leveled out and crude prices have started increasing which has a negative impact on retailers.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the U.S.Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs captured by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action.  In recent historical periods, we have benefited by our ability to attain RINs and sell them at favorable prices in the market.  RIN prices have been fairly stable throughout 2014 and into early 2015 as uncertainty remains in the market due to a lack of governmental action related to standards for 2014.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated and Combined Income Statements.

In August 2013, in connection with the Separation, we incurred $650 million of new debt from the issuance of senior secured notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the Separation. We have already repaid $150 million of this debt, which was represented by a term loan.    We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At December 31, 2014, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southwest, Southeast, and Midwest United States. The construction program is expected to be completed over the next few years at a rate of 60 to 80 stores per year. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any of the sites as contemplated under the agreement. See “Risk Factors – Risk Relating to Our Business – Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in this Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future development) for the full year 2015 to range from approximately $230 million to $270 million depending on how many new sites are completed.  We intend to fund our capital program in 2015 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.

Business Segments

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas. After the Hankinson facility was sold in December 2013, we reassessed our segments and due to its small size, we have included the remainder of the former Ethanol segment in prior “Corporate” section which has been renamed “Corporate and other assets”.  Therefore, we have restated our segments for 2013 and all prior periods to reflect one remaining reporting segment, Marketing.  The Hereford facility began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations of continued weak margins in the future.  We are currently considering strategic alternatives for the remaining Hereford ethanol facility. As part of this effort, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been determined and this remaining ethanol asset does not meet the criteria for “held for sale” presentation at this time. Therefore, historical financial results for the Hereford plant are included in continuing operations for all periods presented.

For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2014.

Results of Operations

Consolidated and Combined Results

For the year ended December 31, 2014, the Company reported net income of $243.9 million or $5.26 per diluted share on revenue of $17.21 billion.  Net income was $235.0 million for 2013 or $5.02 per diluted share on $18.08 billion in revenue.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(thousands of dollars)	2014	2013	2012
Marketing	$242,434	$164,013	$139,583
Corporate and other assets	648	(7,687)	(53,169)
Subtotal	243,082	156,326	86,414
Discontinued operations	781	78,707	(2,846)
Net income	$243,863	$235,033	$83,568

Net income for 2014 increased compared to 2013 primarily due to:

•	Higher retail fuel margins in the 2014 period;
•	Increased sales volumes in total and on a per site basis in 2014;
•	Higher contribution from the Hereford ethanol facility in 2014; and
•	Improved merchandise margin dollars in 2014.

Net income for the year ended December 31, 2013 increased compared to the prior year primarily due to:

•	Increased prices for RINs in 2013 over the prior year;
•	Income in our remaining ethanol plant operations because of higher crack spreads due to lower corn costs and higher ethanol prices;
•	Slightly improved fuel margins in our retail marketing business; and
•	Sale of Hankinson ethanol subsidiary in December 2013 generated a large gain in discontinued operations.

2014 versus 2013

Revenues for the year ended December 31, 2014 declined $873 million, or 4.8%, compared to 2013.  Leading the decline was a decrease in retail fuel prices of 16.5 cents per gallon (cpg) for the full year combined with lower wholesale prices.  Lower wholesale volumes for the year also played a part in the decline but were partially offset by increases in retail fuel volumes of 4.8% in total, partially due to increased store count.

Cost of sales on a combined basis declined $1.02 billion, or 6.0%, compared to 2013.  This decline was due to significantly lower wholesale prices of motor fuel for both retail and wholesale as a result of the large decline in crude oil prices in the latter half of the year.

Station and other operating expenses were higher in 2014 than in 2013 due primarily to the addition of 60 new stores in 2014 compared to 39 stores added in 2013.  On an average per store month (APSM) basis, the expenses applicable to the retail marketing business increased 1.7% in 2014.  The largest area of increase was in maintenance expense as we invested more in site upgrades and repairs to reinvest in our brand image.

Selling, general and administrative expenses for 2014 were lower by $12.1 million.  The 2013 amount contained $15.4 million of spin related and other one-time, non-recurring charges.  After adjusting for those items, selling, general and administrative expense in 2014 is slightly higher by $3.3 million which was primarily related to higher employee benefit costs.

Interest expense in 2014 increased by $22.1 million compared to 2013 due to 2014 containing a full year of interest expense on the debt issued by the Company at the separation date from Murphy Oil.  The 2014 interest expense benefited by the May 2014 payoff of the remainder of the term loan of $150 million that was paid off over 2 years early.  The 2014 period also includes a charge of $1.9 million related to a write-off of deferred debt costs for the recently repaid term loan.

Other nonoperating income is up $11.0 million in the current year due primarily to settlement of an outstanding legal case in 2014.

Income tax expense is higher in 2014 by $25.0 million due to higher pre-tax earnings in 2014.  The effective rate in 2014 is 34.2% compared to an effective rate of 39.3% for 2013.  The 2014 rate benefited from a state income tax benefit of $6.8 million and $9.8 million in tax benefits related to settlement of tax contingencies and other matters that did not exist in 2013 results.

Income from discontinued operations is lower in the 2014 period by $77.9 million as the 2013 amount contained income from operations of Hankinson for the majority of the year combined with the gain on sale.  The amounts in 2014 represent the settlement of final working capital balances which resulted in a small gain on an after-tax basis.

2013 versus 2012

Revenues for the year ended December 31, 2013 decreased $1.22 billion, or 6.3%, compared to 2012.  Significant items impacting these results include a decline in the price of retail fuel of 9.9 cpg, one less month of the Walmart $0.10/$0.15 per gallon discount program, a less favorable wholesale price environment during the year and overall weaker consumer demand partially offset by an increase in total retail fuel volumes sold of 0.8% which is partially attributable to an increased store count.

Cost of sales on a combined basis decreased $1.31 billion, or 7.1%, compared to 2012.  This decline is primarily due to a decrease in the purchase price of motor fuel for both the retail and wholesale locations.  Partially offsetting this decline was an increase in cost of sales for the increased store count in 2013.

Selling, general and administrative expenses for 2013 have increased $19.9 million, however this number includes $15.4 million of spin related and other one-time, non-recurring charges.  The remainder of the selling, general and administrative cost increases is due primarily to higher allocations of corporate charges from Murphy Oil for the 2013 period compared to the 2012 period for the periods prior to the Separation.

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

Income tax expense increased in the period primarily due to the increase in pre-tax earnings.  The tax rate is at 39.3% for 2013 and 42.5% for 2012.   The 2012 effective rate is higher due to losses at the Hereford ethanol plant with no related state benefit that affected the mix of income/loss, which had the effect of raising the effective rate in 2012.

Income from discontinued operations for 2013 is $78.7 million, net of tax of $42.3 million compared to a loss of $2.8 million in 2012, net of tax benefit of $1.5 million.  The 2013 income from discontinued operations contains a gain on sale of the Hankinson ethanol facility of $52.5 million, net of tax of $28.3 million.  The facility was sold in December 2013.

Segment Results

Marketing

Net income in the Marketing segment for 2014 increased $78.4 million, or 47.8%, over 2013.  The primary reason for this increase was a significant increase in results from retail marketing due to the higher retail margins experienced in 2014.  These improved results were partially offset by lower performance from the product supply and wholesale operations of the Company.

The table below shows the results for the Marketing segment for the three years ended December 31, 2014 along with certain key metrics for the segment.

(Thousands of dollars, except volume per store month and margins)	Years Ended December 31,
Marketing Segment	2014	2013	2012

Revenues
Petroleum product sales	$14,728,527	$15,560,317	$16,854,985
Merchandise sales	2,161,378	2,159,466	2,144,347
Other	95,998	94,298	11,708
Total revenues	$16,985,903	$17,814,081	$19,011,040

Costs and operating expenses
Petroleum product cost of goods sold	14,074,579	15,009,955	16,298,316
Merchandise cost of goods sold	1,859,732	1,877,630	1,855,641
Station and other operating expenses	486,761	460,475	447,102
Depreciation and amortization	74,906	71,253	66,913
Selling, general and administrative	119,266	129,600	109,532
Accretion of asset retirement obligations	1,200	1,096	980
Total costs and operating expenses	$16,616,444	$17,550,009	$18,778,484

Income from operations	369,459	264,072	232,556

Other income (expense)
Gain (loss) on sale of assets	194	5,995	(1,005)
Other nonoperating income	438	169	91
Total other income (expense)	$632	$6,164	$(914)

Income from continuing operations
before income taxes	370,091	270,236	231,642
Income tax expense	127,657	106,223	92,059
Income from continuing operations	$242,434	$164,013	$139,583

	Years Ended December 31,
	2014	2013	2012
Gallons sold per store month	270,416	268,458	277,001
Fuel margin (cpg)	15.8	13.0	12.9
Fuel margin $ per store month	$42,821	$34,998	$35,815
Total tobacco sales revenue per store month	$114,727	$122,094	$127,785
Total non-tobacco sales revenue per store month	$32,096	$30,455	$28,644
Total merchandise sales revenue per store month	$146,823	$152,549	$156,429

Merchandise margin $ per store month	$20,491	$19,909	$21,061
Merchandise margin as a percentage of merchandise sales	14.0%	13.1%	13.5%
Store count at end of period	1,263	1,203	1,165
Average retail sites open during the period (store months)	1,227	1,180	1,142

2014 versus 2013

Total fuel volumes for the years ended December 31, 2014 and 2013 were 3.98 billion gallons and 3.80 billion gallons, respectively.  Retail fuel volumes in 2014 on an APSM basis were higher by 0.7% compared to 2013. The improvement in retail volumes on an APSM was due to decreasing retail prices in the last six months of 2014 combined with an increase of a partial month in the duration of the Walmart discount program year over year.

The Marketing segment had total revenues of $17.0 billion in 2014 compared to approximately $17.8 billion in 2013, a decrease of $0.8 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $1.9 billion in 2014 and 2013. Total fuel sales volumes per station averaged 270,416 gallons per month in 2014,  up 0.7% from 268,458 gallons per month in the prior year. Fuel margin increased in 2014 to 15.8 cpg, compared to 13.0 cpg in the prior year. The higher fuel margins in the period were attributed to decreasing wholesale prices in the latter half of 2014, which caused margins to expand from prior year levels. Total product supply and wholesale margin dollars excluding RINs were $13.5 million in the year ended December 31, 2014 period compared to $54.2 million in 2013.  These product supply and wholesale margin dollars do not include $19.1 million and $20.0 million of combined operating expense and SG&A costs for the years ended December 31, 2014 and 2013, respectively. Also impacting operating income positively in the year ended December 31, 2014 was sale of RINs of $92.9 million compared to $91.4 million in the prior year.  During 2014, 195 million RINs were sold at an average selling price of $0.48 per RIN.

Merchandise sales were essentially flat in 2014 at $2.2 billion, up $1.9 million from 2013 levels. Merchandise margins increased 0.9%, from 13.1% in the 2013 period to 14.0% in 2014. This improvement in margin was caused by increased sales of higher margin non-tobacco items that combined with higher margins on tobacco items other than cigarettes.  Total non-tobacco sales revenues increased 9.6% and related margin dollars increased 11.1% year over year.  Categories showing the most improvement in 2014 include dispensed beverages, beer, wine and liquor, and general merchandise.  On an APSM basis, total merchandise sales were down 3.8% with tobacco products down 6.0%, partially offset by a 5.4% increase in non-tobacco sales.  Total margins on an APSM basis for 2014 were up 2.9% with tobacco margins up 0.5%, combined with a 6.9% increase in non-tobacco margins.

Station and other operating expenses increased $26.3 million in 2014 compared to 2013 levels, an increase of 5.7%. This increase was due mainly to higher store counts in the 2014 period. The largest area of increase within station and other operating expenses was related to maintenance expense in the 2014 period compared to the prior year.  The 2014 contained higher charges for maintenance related to site upgrades and repairs to reinvest in our brand image.  Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level only increased 0.9% over 2013 levels.

Depreciation and amortization increased $3.7 million in 2014, an increase of 5.1%. This increase was caused by more stores operating in the 2014 period compared to the prior year.

Selling, general and administrative expenses decreased $10.3 million in 2014 compared to 2013.  The 2013 period contained $15.4 million of spin-related and other one-time, non-recurring costs.  After considering the $15.4 million of costs in the prior year, the 2014 period had higher costs of $5.1 million which was primarily caused by higher employee benefit costs in 2014.

2013 versus 2012

Total fuel volumes for the years ended December 31, 2013 and 2012 were 3.80 billion gallons attributable primarily to an increased store count in 2013.  However, retail fuel volumes in 2013 on an average per store month (APSM) basis were lower by 3.1% compared to 2012.  The decline in retail volumes on an APSM was due to significantly less price volatility year over year, a decrease in the duration of the Walmart discount program year over year, and overall weaker consumer demand.

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

Merchandise sales increased slightly to $2.2 billion in 2013, up $15.1 million from 2012 levels. Merchandise margins decreased 0.4%, from 13.5% in the 2012 period to 13.1% in 2013. This decline in margin was caused by pressure on certain tobacco related product margins, which was partially offset by increased sales of higher margin non-tobacco items sold in our stores. Total non-tobacco sales revenues increased 9.8% and related margin dollars increased 7.0% year over year.  Categories showing the most improvement in 2013 include beverages, candy, salty snacks, and lottery/lotto.  On an APSM basis, total merchandise sales were down 2.5% with tobacco products down 4.5%, partially offset by a 6.3% increase in non-tobacco sales.  Total margins on an APSM basis for the year were down 5.5% with tobacco margins down 10.3%, partially offset by a 3.6% increase in non-tobacco margins.  Merchandise margins on an APSM basis in 2013 were slightly lower than in 2012 with a decrease in merchandise sales revenue per store month of 2.5%, which was more than offset by an increased number of stores operating in 2013.

Station and other operating expenses increased $13.4 million in 2013 compared to 2012 levels, an increase of 3.0%. This increase was due to higher store counts in the 2013 period. The largest line item increases within station and other operating expenses were salaries, benefits and taxes, maintenance, and environmental charges in the 2013 period compared to the prior year, partially offset by lower credit card fees due to lower sales prices.  Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level only increased 1.9% over 2012 levels.

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

Corporate and other assets

2014 versus 2013

After-tax net income for Corporate and other assets improved in 2014 to income of $0.6 million compared to a loss of $7.7 million in 2013. The 2014 year included income from the Hereford plant of $20.1 million and income from settlement of a legal case which was nearly offset by the increased interest expense in the Corporate and other assets area due to a full year of outstanding debt.  Hereford improved its contribution by $17.2 million in 2014 due to improved operations with 3% higher yields for the year and higher crush spreads.  Also included in 2014 was a charge of $1.9 million related to write-off of deferred debt costs for the term loan that was repaid in 2014.  Interest expense in 2014 was $36.6 million, an increase of $22.1 million due to a full year of debt outstanding in the current year.

Discontinued operations in 2014 related to the final adjustments to working capital from the sale of the Hankinson plant, resulting in a gain of $0.8 million, net of tax, for 2014.  See Note 4 “Discontinued Operations” in the accompanying audited consolidated and combined financial statements for more information on the disposed assets.

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

Discontinued operations in 2012 contained the operations of Hankinson. See Note 4 “Discontinued Operations” in the accompanying audited consolidated and combined financial statements for more information on the disposed assets.

Balance Sheet Information

As of December 31, 2014, the Hereford ethanol subsidiary had total assets of $37.1 million, or 1.9% of our total assets, which was comprised primarily of property, plant and equipment and related inventories to operate the facility.  Also at December 31, 2014, the ethanol subsidiary had total liabilities of $5.7 million, or 0.5% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three years ended December 31, 2014.  EBITDA means net income (loss) plus net interest expense, income tax expense, and depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and

Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012

Net income	$243,863	$235,033	$83,568

Income taxes	126,341	101,351	63,705
Interest expense, net of interest income	36,402	13,410	212
Depreciation and amortization	79,234	74,130	71,740
EBITDA	485,840	423,924	219,225

(Income) loss from discontinued operations, net of taxes	(781)	(78,707)	2,846
Impairment of properties	—	—	60,988
Accretion of asset retirement obligations	1,200	1,096	980
(Gain) loss on sale of assets	(194)	(5,995)	1,005
Other nonoperating income (loss)	(11,160)	(169)	(91)
Adjusted EBITDA	$474,905	$340,149	$284,953

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

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012
Net cash provided by operating activities	$305,582	$356,698	$237,427
Payments for property and equipment	(138,888)	(164,536)	(104,496)
Free cash flow	$166,694	$192,162	$132,931

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2014, we had $328.1 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.

We obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility.    As described below, concurrent with the Separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend to Murphy Oil.  The $150 million term facility has been fully repaid as of May 2014.  At December 31, 2014 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to the support of our operating model as described herein. Our borrowing base is approximately $174 million based on December 31, 2014 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

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

Operating Activities

Net cash provided by operating activities was $305.6 million for the year ended December 31, 2014 and $356.7 million for the comparable period in 2013, a decrease of 14.3%, primarily because of improved operating performance and decrease of accounts payable in 2014 and timing of month end compared to our receivables positions.  Net income improved $8.8 million in 2014 compared to 2013 and the amount of cash generated from drawdown of working capital in the 2014 period declined by  $107.3 million.    Net cash provided by operating activities was $237.4 million in 2012. The primary reason for changes in the amounts between 2013 and 2012 related to a higher use of cash to build working capital compared to the prior year, which was the main driver in the increase of $119.3 million on total operating cash flows.    Included in net cash provided by operating activities were cash flows provided by discontinued operations of $0.1 million in 2014, $49.7 million in 2013, and $1.1 million in 2012. These cash flows provided by discontinued operations were generated from the recently disposed Hankinson ethanol operations in each year.

Investing Activities

For the year ended December 31, 2014, cash required by investing activities was $149.4 million compared to cash provided by investing activities of $12.9 million in 2013. The investing cash decrease of $162.3 million in 2014 was primarily due to the proceeds from the sale of Hankinson that resulted in investing cash flows from discontinued operations that did not recur.  Capital expenditures in 2014 required cash of $138.9 million compared to $164.5 million in 2013.  The primary reason for the decrease in capital expenditures in 2014 relates to the land purchase required under the December 2012 agreement with Walmart that was paid in January 2013 partially offset by an increase in station construction cost over the prior year.

In 2013, cash provided by investing activities was $12.9 million while 2012 required cash from investing activities of $112.1 million due primarily to the sale of the Hankinson ethanol plant in 2013. For 2012, virtually all of the cash used for investing activities related to capital expenditures to build 37 retail marketing locations and ethanol plant improvements.

Financing activities

Financing activities in the year ended December 31, 2014 used cash of $122.8 million compared to use of $132.2 million in the year ended December 31, 2013. This decreased use of cash was due to no repeat of cash used to pay distributions to the former parent partially offset by lower debt repayment.  2014 did include $51.3 million for purchase of treasury stock.  Net cash required by financing activities in 2012 was $104.9 million. In 2012, virtually all of the change was due to movements in accounts related to the net parent investment between Murphy USA and Murphy Oil.

 Debt

In connection with the Separation, we incurred an aggregate of $650 million in long-term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at December 31, 2014 and 2013 was as set forth below:

	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,557 at 2014 and $8,422 at 2013)	$492,443	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,443	$547,578

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

Credit Facilities

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility.  On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance the $650 million cash dividend to Murphy Oil.  The term facility was repaid in full in May 2014.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of the various covenants.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of December 31, 2014, our fixed charge coverage ratio was 1.30.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $150 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0) and the indenture, and subject to compliance with applicable law.  As of December 31, 2014, the Company had approximately $107.5 million of its net income and retained earnings free of such restrictions.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2014.

(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$492,443	$—	$—	$—	$492,443
Operating lease obligations	147,713	22,884	32,321	18,342	74,166
Purchase obligations (b)	169,797	130,790	39,007	—	—
Asset retirement obligations	112,785	—	—	—	112,785
Other long-term obligations, including interest on long-term debt	282,865	47,950	63,427	62,859	108,629

Total	$1,205,603	$201,624	$134,755	$81,201	$788,023

(a)For additional information, see Note 8 “Long-Term Debt” in the accompanying audited consolidated and combined financial statements.

(b)Primarily includes ongoing new retail station construction in progress at December 31, 2014 and commitments to purchase land from Walmart and other landowners. See Note 17 “Commitments” in the audited consolidated and combined financial statements for the year ended December 31, 2014.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment which is primarily spin-related infrastructure costs that benefit the entire Company along with capital spending at the remaining Hereford ethanol plant. The following table outlines our capital spending and investments by segment for the three years ended December 31, 2014:

(Thousands of dollars)	2014	2013	2012
Marketing:
Company stores	$111,174	$141,221	$72,895
Terminals	1,696	2,251	—
Sustaining capital	18,269	18,579	30,257
Corporate and other assets	7,749	9,402	1,344
Discontinued operations	—	519	7,097
Total	$138,888	$171,972	$111,593

        We currently expect capital expenditures for the full year 2015 to range from approximately $230 million to $270 million, including $206 million to $246 million for the retail marketing business,  $4 million for the remaining ethanol facility, $15 million for product supply and wholesale operations and $5 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated and combined financial statements for the three years ended December 31, 2014 included in this Annual Report on Form 10-K. Within our retail marketing spending, we anticipate approximately $26 million will be sustaining capital with the remainder invested in construction of new Company stations and land acquisition.

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

We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 10 “Income Taxes” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2014 for a further discussion of our tax liabilities.

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

We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2014, 2013 or 2012. See also Note 9 “Asset Retirement Obligation” in the accompanying audited consolidated and combined financial statements for the three-year period ended December 31, 2014.

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

As described in Note 13 “Financial Instruments and Risk Management” in the accompanying audited consolidated and combined financial statements, there were short-term commodity derivative contracts in place at December 31, 2014 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net liability associated with these derivative contracts by approximately $0.4 million, while a 10% decrease would have decreased the recorded net liability by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited consolidated and combined financial statements for the three year period ended December 31 2014 included in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-42, which follow the exhibit index of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.

Management has conducted an evaluation of the effectiveness of the Company; internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  Management’s report is included on page F-1 of this Form 10-K report.  KPMG, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and their report is included on page F-3 of this Form 10-K report.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2014 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	F-42

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

10.10	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.11	Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February12, 2014)†
10.12	Form of Murphy USA Inc. 2013 Annual Incentive Plan, as amended and restated effective as of February12, 2014)†
10.13	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.14	Murphy USA Inc. Supplemental Executive Retirement Plan (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.15	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
10.16	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.17	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.18	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
10.19	Separation Agreement for former Executive Vice President John Rudolfs (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed August 7, 2014)
10.20

Third Amendment, dated as of September 2, 2014, to the Credit Agreement, dated as of August 30, 2013, among Murphy Oil USA, Inc. as borrower, Murphy USA Inc. and certain subsidiaries, and JP Morgan Chase Bank, N.A. as administrative agent and the other lenders party thereto (incorporated by reference  to Murphy USA’s Quarterly Report on Form 10-Q filed November 6, 2014)

12*	Ratio of Earnings to Fixed Charges
21*	List of Subsidiaries of Murphy USA
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 27, 2015
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on

February 27, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ Christoph Keller, III
R. Madison Murphy, Chairman and Director	Christoph Keller, III, Director

/s/ R. Andrew Clyde	/s/ James W. Keyes
R. Andrew Clyde, President and Chief	James W. Keyes, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Diane. N. Landen
Claiborne P. Deming, Director	Diane. N. Landen, Director

/s/ Thomas M. Gattle, Jr.	/s/ Jack T. Taylor
Thomas M. Gattle, Jr, Director	Jack T. Taylor, Director

/s/ Robert A. Hermes	/s/ Mindy K. West
Robert A. Hermes, Director	Mindy K. West, Executive Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ Fred L. Holliger	/s/ Donald R. Smith, Jr.
Fred L. Holliger, Director	Donald R. Smith, Jr.
Vice President and Controller
(Principal Accounting Officer)

REPORT OF MANAGEMENT- CONSOLIDATED FINANCIAL STATEMENTS

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

REPORT OF MANAGEMENT – INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal controls have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations, and therefore, can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of consolidated and combined financial statements.

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated and combined income statements, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement Schedule II.  These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Murphy USA Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Murphy USA Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Houston, Texas

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

We have audited Murphy USA Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Murphy USA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management -  Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Murphy USA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Murphy USA Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated and combined income statements,  statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Houston, Texas

February 27, 2015

Murphy USA Inc.

Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2014	2013

Assets
Current assets
Cash and cash equivalents	$328,105	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014 and $4,456 in 2013	140,091	193,181
Inventories, at lower of cost or market	182,914	179,055
Prepaid expenses and other current assets	14,772	15,439
Total current assets	665,882	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $730,202 in 2014 and $655,360 in 2013	1,253,124	1,190,723
Other assets	15,251	8,103
Total assets	$1,934,257	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000
Trade accounts payable and accrued liabilities	386,999	433,228
Income taxes payable	25,600	72,146
Deferred income taxes	481	7,143
Total current liabilities	413,080	526,517
Long-term debt	492,443	547,578
Deferred income taxes	118,609	114,932
Asset retirement obligations	22,245	17,130
Deferred credits and other liabilities	29,175	18,749
Total liabilities	1,075,552	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 issued and 46,743,633 shares issued and
outstanding at 2014 and 2013, respectively)	468	467
Treasury stock (1,056,689 shares held at December 31, 2014)	(51,073)	—
Additional paid in capital (APIC)	557,871	548,293
Retained earnings	351,439	107,576
Total stockholders' equity	858,705	656,336
Total liabilities and stockholders' equity	$1,934,257	$1,881,242

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Income Statements

	Years Ended December 31,
(Thousands of dollars except per share amounts)	2014	2013	2012
Revenues
Petroleum product sales (a)	$14,728,527	$15,560,317	$16,854,985
Merchandise sales	2,161,378	2,159,466	2,144,347
Ethanol sales and other	320,014	363,552	301,976
Total revenues	17,209,919	18,083,335	19,301,308
Costs and operating expenses
Petroleum product cost of goods sold (a)	14,074,579	15,009,955	16,298,316
Merchandise cost of goods sold	1,859,732	1,877,630	1,855,641
Ethanol cost of goods sold	158,276	228,899	269,168
Station and other operating expenses	521,526	493,703	480,109
Depreciation and amortization	79,234	74,130	71,740
Impairment of properties	—	—	60,988
Selling, general and administrative	120,901	132,999	113,122
Accretion of asset retirement obligations	1,200	1,096	980
Total costs and operating expenses	16,815,448	17,818,412	19,150,064
Income from operations	394,471	264,923	151,244
Other income (expense)
Interest income	244	1,099	172
Interest expense	(36,646)	(14,509)	(384)
Gain (loss) on sale of assets	194	5,995	(1,005)
Other nonoperating income	11,160	169	92
Total other income (expense)	(25,048)	(7,246)	(1,125)
Income from continuing operations before income taxes	369,423	257,677	150,119
Income tax expense	126,341	101,351	63,705
Income from continuing operations	243,082	156,326	86,414
Income (loss) from discontinued operations, net of income taxes	781	78,707	(2,846)
Net Income	$243,863	$235,033	$83,568
Earnings per share - basic:
Income from continuing operations	$5.27	$3.34	$1.85
Income (loss) from discontinued operations	0.02	1.68	(0.06)
Net Income - basic	$5.29	$5.03	$1.79
Earnings per share - diluted:
Income from continuing operations	$5.24	$3.34	$1.85
Income (loss) from discontinued operations	0.02	1.68	(0.06)
Net Income - diluted	$5.26	$5.02	$1.79
Weighted-average shares outstanding (in thousands):
Basic	46,104	46,743	46,743
Diluted	46,417	46,858	46,743
Supplemental information:
(a) Includes excise taxes of:	$1,930,608	$1,884,035	$1,962,660

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Cash Flows

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012
Operating Activities
Net income	$243,863	$235,033	$83,568
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	(781)	(78,707)	2,846
Depreciation and amortization	79,234	74,130	71,740
Amortization of deferred major repair costs	1,093	575	163
Deferred and noncurrent income tax charges (credits)	(1,032)	(7,262)	(16,463)
Impairment of properties	—	—	60,988
Accretion on discounted liabilities	1,200	1,096	980
Pretax (gains) losses from sale of assets	(194)	(5,995)	1,005
Net decrease (increase) in noncash operating working capital	(32,466)	74,865	32,553
Other operating activities - net	14,531	13,215	(1,088)
Net cash provided by continuing operations	305,448	306,950	236,292
Net cash provided by discontinued operations	134	49,748	1,135
Net cash provided by operating activities	305,582	356,698	237,427
Investing Activities
Property additions	(138,888)	(164,536)	(104,496)
Proceeds from sale of assets	376	6,113	364
Expenditures for major repairs	(1,369)	(726)	(250)
Other investing activities - net	(10,631)	52	—
Investing activities of discontinued operations
Sales proceeds	1,097	173,118	—
Other	—	(1,129)	(7,706)
Net cash provided by (required by) investing activities	(149,415)	12,892	(112,088)
Financing Activities
Purchase of treasury stock	(51,348)	—	—
Repayments of long-term debt	(70,000)	(81,170)	(42)
Additions to long-term debt	—	641,250	—
Cash dividend to former parent	—	(650,000)	—
Debt issuance costs	(875)	(6,693)	—
Amounts related to share-based compensation	(580)	—	—
Net distributions to former parent	—	(35,609)	(104,811)
Net cash required by financing activities	(122,803)	(132,222)	(104,853)
Net increase in cash and cash equivalents	33,364	237,368	20,486
Cash and cash equivalents at January 1	294,741	57,373	36,887
Cash and cash equivalents at December 31	$328,105	$294,741	$57,373

See accompanying notes to consolidated and combined financial statements.

Murphy USA Inc.

Consolidated and Combined Statements of Changes in Equity

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Net Parent Investment	Retained Earnings	Total
Balance as of December 31, 2011	—	$—	$—	$—	$1,118,947	$—	$1,118,947
Net income	—	—	—	—	83,568	—	83,568
Net transfers to/between former parent	—	—	—	—	(98,064)	—	(98,064)
Balance as of December 31, 2012	—	—	—	—	1,104,451	—	1,104,451
Net income	—	—	—	—	127,457	107,576	235,033
Dividend paid to former parent	—	—	—	—	(650,000)	—	(650,000)
Net transfers to/between former parent	—	—	—	—	(36,062)	—	(36,062)
Issuance of stock at the separation and distribution	46,743,316	467	—	(467)	—	—	—
Reclassification of net parent investment to APIC	—	—	—	545,846	(545,846)	—	—
Issuance of common stock	317	—	—	—	—	—	—
Share-based compensation expense	—	—	—	2,914	—	—	2,914
Balance as of December 31, 2013	46,743,633	467	—	548,293	—	107,576	656,336
Net income	—	—	—	—	—	243,863	243,863
Purchase of treasury stock	—	—	(51,348)	—	—	—	(51,348)
Issuance of common stock	23,531	1	—	—	—	—	1
Issuance of treasury stock	—	—	275	(275)	—	—	—
Shares withheld to satisfy tax withholdings	—	—	—	(582)	—	—	(582)
Share-based compensation expense	—	—	—	10,435	—	—	10,435
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$—	$351,439	$858,705

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

Murphy USA markets refined products through a network of retail gasoline stations and unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At December 31, 2014, Murphy USA had a total of 1,263 Company stations. In October 2009, Murphy USA acquired an ethanol production facility located in Hankinson, North Dakota. The facility was originally designed to produce 110 million gallons of corn-based ethanol per year. Expansion of the plant occurred during 2012, bringing the overall ethanol production capacity to 135 million gallons per year and the plant was sold in December 2013 with all its financial results now being presented as discontinued operations. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

Actual costs that would have been incurred if Murphy USA had been a stand-alone company for the period prior to separation would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. As a result, the consolidated and combined results of operations for the three years ended December 31, 2014, are not necessarily indicative of the results that may be experienced in the future.

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

REVENUE RECOGNITION – Revenues from sales of refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer, which may include related party sales to other subsidiaries of Murphy USA. Title transfer for bulk refined products generally occur at pipeline custody points or upon truck loading at product terminals. Refined products sold at retail stations are recorded when the customer takes delivery at the pump. Merchandise revenues are recorded at the point of sale. Rebates from vendors are recognized as a reduction of cost of goods sold when the related inventory item is sold. Incentives that are derived from contractual provisions are accrued based on past experience, when estimable, and are recognized in cost of goods sold.

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in revenues and costs and operating expenses in the Consolidated and Combined Income Statements. Excise taxes on petroleum products collected and remitted were $1,930,608,000 in 2014, $1,884,035,000 in 2013, and $1,962,660,000 in 2012.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have an original maturity of three months or less from the date of purchase are classified as cash equivalents.

ACCOUNTS RECEIVABLE – The Company’s accounts receivable are recorded at the invoiced amount and do not bear interest. The accounts receivable primarily consists of amounts owed to the Company from credit card companies and by customers for wholesale sales of refined petroleum products and ethanol. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables. The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers and historical write-off experience. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Ethanol plants, gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. Gains and losses on asset disposals or retirements are included in income as a separate component of other income.

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

INCOME TAXES – The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. The Company routinely assesses the realizability of deferred tax assets based on available evidence including assumptions of future taxable income, tax planning strategies and other pertinent factors.  A deferred tax asset valuation allowance is recorded when evidence indicates that it is more likely than not that all or a portion of these deferred tax assets will not be realized in a future period.  The accounting rules for income tax uncertainties permit recognition of income tax benefits only when they are more likely than not to be realized.  The Company includes potential penalties and interest for uncertain income tax positions in income tax expense.

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

NET INVESTMENT BY FORMER PARENT– The Net investment by former parent represented a net balance reflecting Murphy Oil’s initial investment in the Company and subsequent adjustments resulting from the operations of the Company and various transactions between the Company and Murphy Oil. The balance is the result of the Company’s participation in Murphy Oil’s centralized cash management program under which all the Company’s cash receipts were remitted to Murphy Oil and all cash disbursements are funded by Murphy Oil. The net balance included amounts due from or owed to Murphy Oil. Other transactions affecting the Net investment by Murphy Oil included general and administrative expenses incurred by Murphy Oil and allocated to the Company. There were no terms of settlement or interest charges associated with the Net investment by Murphy Oil balance. Changes in amounts owed to or due from Murphy Oil were included in financing activities in the Statements of Cash Flows. All transactions affecting the balance of this account ceased at the separation.

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

Note 3 — Related-Party Transactions

Related-party transactions of the Company include the allocation of certain general and administrative costs from Murphy Oil to the Company and payment of interest expense to or receipt of interest income from Murphy Oil for intercompany payables balances for periods prior to the separation.

General and administrative costs were charged by Murphy Oil to the Company based on management’s determination of such costs attributable to the operations of the Company. However, such related-party transactions cannot be presumed to be carried out on an arm’s length basis as the requisite conditions of competitive, free-market dealings may not exist.

Prior to the separation, Murphy Oil provided cash management services to the Company. As a result, the Company generally remitted funds received to Murphy Oil, and Murphy Oil paid all operating and capital expenditures on behalf of the Company. Such cash transactions were reflected in the change in the Net Investment by Parent.

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

Charges for functions historically provided to the Company by Murphy Oil were primarily attributable to Murphy Oil’s performance of many shared services that the Company benefitted from, such as treasury, tax, accounting, risk management, legal, internal audit, procurement, human resources, investor relations and information technology. Murphy USA also participated in certain Murphy Oil insurance, benefit and incentive plans. The Consolidated and Combined Income Statements reflect charges from Murphy Oil and its other subsidiaries for these services of $0,  $53,161,000 and $70,056,000 for the three years ended December 31, 2014, 2013 and 2012, respectively. Included in the charges above are amounts recognized for stock-based compensation expense (Note 11), as well as net periodic benefit expense associated with Murphy Oil’s retirement plans (Note 12).

Included in Interest income in the Consolidated and Combined Income Statements for the three years ended December 31, 2014, 2013 and 2012 was interest income from affiliates of $0,  $1,080,000 and $156,000, respectively. These amounts were paid on balances that were previously intercompany prior to the separation from Murphy Oil and were settled in full at the separation date.

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

We believe that the operating expenses and general and administrative expenses allocated to us and included in the accompanying consolidated and combined income statements were a reasonable approximation of the costs related to Murphy USA’s operations.  However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Murphy USA was still a subsidiary of Murphy Oil.  At December 31, 2014 Murphy USA had a current receivable from Murphy Oil of $1,737,000 and a payable to Murphy Oil of $56,000 related to the Transition Services Agreement.

Note 4 – Discontinued Operations

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

The results of operations associated with the Hankinson discontinued operations are presented in the following table.

(Thousands of dollars)	2014	2013	2012
Revenues	$—	$366,707	$354,128
Income (loss) from operations before income taxes	—	40,130	(4,377)
Gain on sale before income taxes	1,202	80,834	—
Total income (loss) from discontinued operations before taxes	1,202	120,964	(4,377)
Provision for income taxes	421	42,257	(1,531)
Income (loss) from discontinued operations	$781	$78,707	$(2,846)

Note 5 — Inventories

Inventories consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
Finished products - FIFO basis	$205,213	$372,531
Less LIFO - finished products	(144,283)	(307,706)
Finished products - LIFO basis	60,930	64,825
Store merchandise for resale	98,712	97,058
Corn based products	17,873	12,447
Materials and supplies	5,399	4,725
Total inventories	$182,914	$179,055

At December 31, 2014 and 2013, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $144,283,000 and $307,706,000, respectively. Corn based products consisted primarily of corn and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In 2014, inventories valued at LIFO incurred a decrement that resulted in a benefit of $19,512,000 on income from continuing operations before income tax.  In 2013, inventories valued at LIFO incurred a decrement that resulted in a charge to earnings while 2012 had a decrement that led to a benefit.  The total LIFO impact to income from continuing operations before income tax was a decrease of $13,472,000 and an increase of $2,526,000 at December 31, 2013 and 2012, respectively.

Note 6 – Property, Plant and Equipment

		December 31, 2014		December 31, 2013
(Thousands of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$527,642	527,642	520,026	520,026
Ethanol facilities	20 years	70,802	4,481	67,284	1,082
Pipeline and terminal facilities	16 to 25 years	88,447	36,384	85,907	36,114
Retail gasoline stations	3 to 50 years	1,229,582	662,954	1,110,340	611,132
Buildings	20 to 45 years	18,160	8,328	17,829	8,608
Other	3 to 20 years	48,693	13,335	44,697	13,761
		$1,983,326	1,253,124	1,846,083	1,190,723

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

Note 7 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
Trade accounts payable	$230,919	311,397
Excise taxes/withholdings payable	71,273	55,882
Accrued insurance obligations	19,621	17,247
Other	65,186	48,702
Accounts payable and accrued liabilities	$386,999	433,228

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Thousands of dollars)	2014	2013
6% senior notes due 2023 (net of unamortized discount of $7,557 at 2014 and $8,422 at 2013)	$492,443	$491,578
Term loan due 2016 (effective rate of 3.71% at December 31, 2013)	—	70,000
Less current maturities	—	(14,000)
Total long-term debt	$492,443	$547,578

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

Credit Facilities

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility. On August 30, 2013, Murphy Oil USA, Inc. borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the offering of the Senior Notes, to finance the $650 million cash dividend from Murphy USA Inc. to Murphy Oil.  The term facility was repaid in full in May 2014.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of the various covenants.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of December 31, 2014, our fixed charge coverage ratio was 1.30.  Prior to the repayment of the term loan, we were also subject to a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder were outstanding.

After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $150 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0)) and the indenture, and subject to compliance with applicable law.  As of December 31, 2014, the Company had approximately $107.5 million of its net income and retained earnings free of such restrictions.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 9 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at December 31, 2014 and 2013 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Thousands of dollars)	2014	2013
Balance at beginning of period	$17,130	15,401
Accretion expense	1,200	1,096
Liabilities incurred	3,915	633
Balance at end of period	$22,245	17,130

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 10 — Income Taxes

The components of income from continuing operations before income taxes for each of the three years ended December 31, 2014 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012
Income (loss) from continuing operations before income taxes	$369,423	257,677	150,119
Income tax expense (benefit)
Federal - Current	$125,742	89,700	64,059
Federal - Deferred	2,989	(4,761)	(17,098)
State - Current and deferred	(2,390)	16,412	16,744
Total	$126,341	101,351	63,705

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012
Income tax expense based on the U.S. statutory tax rate	$129,298	90,187	52,542
State income taxes, net of federal benefit	(1,554)	10,668	10,884
Other, net	(1,403)	496	279
Total	$126,341	101,351	63,705

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 showing the tax effects of significant temporary differences follows:

	Years Ended December 31,
(Thousands of dollars)	2014	2013
Deferred tax assets
Property costs	$1,692	6,456
Asset retirement obligations	465	5,844
Employee benefits	9,712	3,090
Other deferred tax assets	8,995	6,389
Total gross deferred tax assets	20,864	21,779
Less valuation allowance	—	—
Net deferred tax assets	20,864	21,779
Deferred tax liabilities
Accumulated depreciation and amortization	(114,262)	(115,737)
State deferred taxes	(16,855)	(16,423)
Other deferred tax liabilities	(8,837)	(11,694)
Total gross deferred tax liabilities	(139,954)	(143,854)
Net deferred tax liabilities	$(119,090)	(122,075)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

Murphy Oil’s tax returns in multiple jurisdictions that include the Company are subject to audit by taxing authorities. These audits often take years to complete and settle. As of December 31, 2014, the earliest year remaining open for Federal audit and/or settlement is 2010 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

The FASB’s rules for accounting for income tax uncertainties clarify the criteria for recognizing uncertain income tax benefits and require additional disclosures about uncertain tax positions.  Under U.S. GAAP the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Liabilities associated with uncertain income tax positions are included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheet.  A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2014 is shown in the following table.  No uncertain tax position liabilities were recognized for the two years ending December 31, 2013.

Year Ended December 31,
(Thousands of dollars)	2014

Balance at January 1	$—
Additions for tax positions related to prior year	10,086
Additions for tax positions related to current year	77
Settlements with taxing authorities	(1,563)
Expiration of statutes of limitation	(2,499)

Balance at December 31	$6,101

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2014, 2013 and 2012 included net benefits for interest and penalties of $1,143,000,  $0 and $0, respectively, associated with uncertain tax positions.

During the next twelve months, the Company currently expects to add immaterial amounts to the liability for uncertain taxes for 2015 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated and Combined Income Statements during 2015.

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

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan. During the period from August 30 to December 31, 2014, the Company granted a total of 1,276,548 awards from the MUSA 2013 Plan which leaves 4,280,895 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 50,850 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 449,150 shares available to be granted in the future.

Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.  All expense prior to August 30, 2013 was incurred under the 2007 Plan and the 2012 Plan while all amounts after August 30, 2013 were incurred in the MUSA 2013 Plan and the Directors Plan.

	Years Ended December 31,
(Thousands of dollars)	2014	2013	2012
Compensation charged against income before income tax benefit	$10,435	9,391	8,416
Related income tax benefit recognized in income	3,652	3,287	2,946

As of December 31, 2014, there was $13,471,000 in compensation costs to be expensed over approximately the next 2.7 years related to unvested share-based compensation arrangements granted by the Company or its predecessor.  Total income tax benefits realized by Murphy Oil from tax deductions related to stock option exercises under share-based payment arrangements previously issued by Murphy Oil Corporation were $0,  $625,000, and $1,851,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $581,000,  $0 and $0 as no awards had vested prior to February 2014.  Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $470,000 for the year ended December 31, 2014.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than seven years from such date. Each option granted through December 31, 2013 under the MUSA 2013 Plan was nonqualified and was issued to replace awards of Murphy Oil that were previously granted to employees of the Company prior to the separation from Murphy Oil.  The remaining term of each option granted mirrored the remaining term of the original award that it replaced and the exercise price was adjusted based on the terms of the Employee Matters Agreement entered into between the

Company and Murphy Oil in connection with the separation.   Post separation in 2013, the only awards issued were to replace the unvested awards of Murphy Oil that were forfeited in conjunction with the separation.  Therefore, the accounting for those awards was a continuation of the Murphy Oil fair value that was previously calculated using the Black-Scholes pricing model and used the following original assumptions to calculate the fair value used for expense purposes.  Following are the assumptions used originally by Murphy Oil to value the original awards.

Years ended December 31,
2012 and 2011
Fair value per option grant	$12.37 - 20.34
Assumptions
Dividend yield	1.80% - 2.27%
Expected volatility	37.00% - 39.62%
Risk-free interest rate	0.55% - 2.10%
Expected life	4.00 yrs. - 5.20 yrs.

As a result of the separation from Murphy Oil, the unvested Murphy Oil options were replaced with an appropriate number of Company options bearing an exercise price that was adjusted to preserve the intrinsic value near the date of the separation in connection with the terms of the Employee Matters Agreement.  The grant date fair values of the options replaced with MUSA 2013 Plan awards range from $32.53 to $40.25.  Because of these adjustments, no further Black-Scholes fair values were required to be calculated for the post separation period.  The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MUSA common stock to Murphy Oil stockholders. As a result, no grant, exercise, or cancellation activity occurred on MUSA stock compensation awards during the years ended December 31, 2012 or 2011. In February 2014, the Committee granted nonqualified stock options to certain employees of the Company.  Following are the assumptions used by the Company to value the original awards:

Year ended December 31,
2014
Fair value per option grant	$11.44
Assumptions
Dividend yield	—
Expected volatility	31.7%
Risk-free interest rate	1.37%
Expected life	4.6 years

Changes in options outstanding for Company employees during the period from August 30, 2013 to December 31, 2014 are presented in the following table:

Changes in options outstanding for Company employees during the period from August 30, 2013 to December 31, 2014 are presented in the following table:

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2012	—	$—
Granted at FMV	625,101	35.12
Exercised	—	—
Forfeited	(3,952)	33.92
Outstanding at December 31, 2013	621,149	35.13
Granted at FMV	127,400	39.46
Exercised	(74,766)	34.21
Forfeited	(13,148)	38.36
Outstanding at December 31, 2014	660,635	36.00

Exercisable at December 31, 2013	—	$—
Exercisable at December 31, 2014	88,445	34.54

Additional information about stock options outstanding at December 31, 2014 is shown below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$32.53 to $37.06	386,119	4.7	$13,634,984	49,228	4.1	$1,788,414
$37.07 to $39.45	39,217	3.1	1,246,599	39,217	3.1	1,246,599
$39.46 to $40.25	235,299	5.7	6,823,643	—	—	—
	660,635	5.0	$21,705,226	88,445	3.6	$3,035,013

RESTRICTED STOCK UNITS (MUSA 2013 Plan)– The Committee has granted time based restricted stock units (RSUs) as part of the replacement of previously unvested performance based RSUs, performance units, and time based RSU’s previously issued to employees of Murphy Oil prior to August 30, 2013.  In addition, certain other employees have also received grants of time based RSUs that will vest over various periods of time in the year ended December 31, 2014.    In February and March 2014, the Committee granted time based restricted stock to certain employees.  These awards were granted under the MUSA 2013 Plan and vest in 3 years.

(Number of units)	Employee RSU's
Outstanding at December 31, 2012	—
Granted	352,522
Vested and issued	(509)
Forfeited	(4,915)
Outstanding at December 31, 2013	347,098
Granted	93,025
Vested and issued	(20,680)
Forfeited	(22,428)
Outstanding at December 31, 2014	397,015

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2014, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $43.41 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $39.46 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

(Number of units)	Employee PSU's
Outstanding at December 31, 2013	—
Granted	78,500
Vested and issued	—
Forfeited	(6,500)
Outstanding at December 31, 2014	72,000

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

(Number of units)	Director RSU's
Outstanding at December 31, 2012	—
Granted	28,413
Vested and issued	—
Forfeited	—
Outstanding at December 31, 2013	28,413
Granted	22,437
Vested and issued	—
Forfeited	—
Outstanding at December 31, 2014	50,850

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

The table that follows provides the components of net periodic benefit expense associated with Company employees for the two years ended December 31, 2013.  The net periodic benefit expense ended on the separation date of August 30, 2013 and therefore no further expense was recorded for these plans.

	Years ended December 31,

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$3,401	$4,227	$1,447	$1,770
Interest cost	2,717	4,252	983	1,454
Expected return on plan assets	(2,794)	(3,860)	—	—
Amortization of prior service cost (benefits)	53	90	(7)	(10)
Recognized actuarial loss	2,108	2,986	363	369
Termination benefits expense	—	—	—	—
Curtailment expense	—	—	—	—
Net periodic benefit expense	$5,485	$7,695	$2,786	$3,583

The following table provides the weighted-average assumptions used in the measurement of the net periodic benefit expense for the year ended December 31, 2012.

	Net Periodic Benefit Expenses
	Pension Benefits	Postretirement Benefits
	2012	2012
Discount rate	4.87%	4.87%
Expected return on plan assets	6.50%	0%
Rate of compensation increase	4.20%	0%

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

U.S. Health Care Reform — In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a)  imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (b) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (c) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The new law did not significantly affect the Company’s consolidated and combined financial statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014.  The Company continues to evaluate the various components of the law as guidance is issued and cannot predict with certainty all the ways it may impact the Company.  However, based on  the evaluation performed to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, results of operations, or cash flows in future periods.

THRIFT PLAN – At the time of the spin-off, Murphy USA set up a new qualified defined contribution plan for full-time employees with an asset transfer from the Murphy Oil defined contribution plan.  Most full-time employees of the Company may participate in savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%,  7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s expenses related to this plan were $9,089,000 in 2014, $4,678,000 in 2013 and $2,460,000 in 2012.

PROFIT SHARING PLAN –  Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1,848,000 in 2014, $1,861,000 in 2013 and $1,627,000 in 2012.

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its ethanol production facility. At December 31, 2014 and 2013, the Company had open physical delivery commitment contracts for purchase of approximately 13.4 million and 3.1 million bushels of corn, respectively, for processing at its ethanol plant. For the periods ended December 31, 2014 and 2013, the Company had open physical delivery commitment contracts for sale of approximately 0.5 million and 0.5 million equivalent bushels, respectively, of WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at December 31, 2014 and 2013, the Company had outstanding derivative contracts with a net short volume of approximately 1.5 million bushels and 0.5 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts. Additionally, at December 31, 2014 and 2013, the Company had outstanding derivative contracts with a net short volume of 3.2 and 2.0 million bushels, respectively, of corn to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts decreased income before taxes by $2.1 million, decreased income before taxes by $0.1 million, and increased income before taxes by $2.9 million for the three years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	December 31, 2014				December 31, 2013
	Asset Derivatives		Liabilitiy Derivatives		Asset Derivatives		Liabilitiy Derivatives
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Thousands of dollars)	Location	Value	Location	Value	Location	Value	Location	Value
Commodity derivative contracts	Accounts Receivable	$74	Accounts Payable	$2,204	Accounts Receivable	$224	Accounts Payable	$291

For the years ended December 31, 2014 and 2013, the gains and losses recognized in the consolidated and combined Income Statements for derivative instruments not designated as hedging instruments are presented in the following table.

		Amount of Gain (Loss) Recognized
		in Income on Derivative
(Thousands of dollars)	Statement of Income
Type of Derivative Contract	Location	2014	2013
Commodity	Fuel and ethanol costs of goods sold	$921	$8,516

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at December 31, 2014 and 2013 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Combined	the Combined
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At December 31, 2014
Commodity derivatives	$93	$(19)	$74
At December 31, 2013
Commodity derivatives	$233	$(9)	$224

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
(Thousands of dollars)	Liabilities	Balance Sheet	Balance Sheet
At December 31, 2014
Commodity derivatives	$2,223	$(19)	$2,204
At December 31, 2013
Commodity derivatives	$300	$(9)	$291

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford ethanol plant as all positions related to Hankinson were assumed by the buyer in conjunction with the sale. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated and Combined Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts payable and accrued liabilities on the Consolidated and Combined Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At December 31, 2014 and 2013 cash deposits of $2.8 million and $2.9 million, respectively, related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated and Combined Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the corn-based derivative contracts at December 31, 2014 and 2013.

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

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Years ended December 31,
(Thousands of dollars except per share amounts)	2014	2013	2012
Earnings per common share:
Net income attributable to common stockholders	$243,863	$235,033	$83,568
Weighted average common shares outstanding (in thousands)	46,104	46,743	46,743
Total earnings per share	$5.29	$5.03	$1.79

Earnings per common share - assuming dilution:	Years ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$243,863	$235,033	$83,568
Weighted average common shares outstanding (in thousands)	46,104	46,743	46,743
Common equivalent shares:
Dilutive options	313	115	—
Weighted average common shares outstanding - assuming dilution (in thousands)	46,417	46,858	46,743
Earnings per share - assuming dilution	$5.26	$5.02	$1.79

Note 15 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated and Combined Income Statements includes the following items:

(Thousands of dollars)	2014	2013	2012
Sales of ethanol and related plant products	$223,831	$269,254	$290,158
Renewable Identification Numbers (RINs) sales	92,916	91,391	8,830
Other	3,267	2,907	2,988
Total ethanol sales and other revenue	$320,014	$363,552	$301,976

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $158,063,000,  $47,757,000 and $13,036,000 for the three years ended December 31, 2014, 2013 and 2012, respectively. Interest paid was $34,019,000,  $1,647,000 and $479,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Noncash reductions (additions) to net parent investment related primarily to settlement of income taxes were $453,000 and ($6,747,000) for the years ended December 31, 2013 and 2012, respectively.

(Thousands of dollars)	2014	2013	2012
Accounts receivable	$59,171	$331,679	$(171,115)
Inventories	(3,858)	20,532	(29,784)
Prepaid expenses and other current assets	637	(6,623)	(3,187)
Deferred income tax assets	—	—	—
Accounts payable and accrued liabilities	(50,972)	(272,371)	230,704
Income taxes payable	(30,782)	7,276	4,396
Current deferred income tax liabilities	(6,662)	(5,628)	1,539
Net decrease (increase) in noncash operating working capital	$(32,466)	$74,865	$32,553

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

The Company carries certain assets and liabilities at fair value in its Consolidated and Combined Balance Sheets. The fair value measurements for these assets and liabilities at December 31, 2014 and 2013 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$74	—	$74	—
Liabilities
Commodity derivative contracts	$(2,204)	—	$(2,204)	—

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$224	—	$224	—
Liabilities
Commodity derivative contracts	$(291)	—	$(291)	—

At the balance sheet date the fair value of commodity derivatives contracts for corn was determined based on market quotes for No. 2 yellow corn. The change in fair value of commodity derivatives is recorded in Fuel and ethanol cost of goods sold. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable approximates fair value.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2014		December 31, 2013
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(492,443)	$(510,344)	$(561,578)	$(559,411)

Note 17 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $22,884,000 in 2015, $22,059,000 in 2016, $10,262,000 in 2017, $9,311,000 in 2018, and $9,031,000 in 2019.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $11,433,000 in 2014, $9,691,000 in 2013 and $6,093,000 in 2012.  Operating lease expense related to discontinued operations was $0,  $7,089,000, and $3,380,000 in 2014, 2013, and 2012, respectively.

Commitments for capital expenditures were approximately $169,797,000 at December 31, 2014, including $159,778,000 for construction of future Murphy USA and Murphy Express gasoline stations (including land) in process at year-end, along with $4,138,000 for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2014, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2014. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc.,  the plaintiffs allege that the Company has infringed on their electronic pricing system patent.  The Company’s claim is that our pricing system can be differentiated and in fact we have our own patent for our pricing system.  Murphy Oil USA, Inc. has agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  We are unable to estimate potential damages at this point and we are defending the claim vigorously.  Trial is currently set for June 2015.  At this time, management believes the probability of loss in this case is remote.  However, it is possible that an unfavorable outcome of this lawsuit or other contingency could have a material impact on the liquidity, results of operations, or financial condition of the Company in future periods.

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence. As of December 31, 2014, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated and Combined Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $5.0 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2014, the Company had contingent liabilities of

$16.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in the Accounting Standards Codification (“Codification”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. The Company expects to adopt ASU No. 2014-09 beginning January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company's results of operations, financial condition and disclosures.

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

Note 20 — Business Segments

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2014
Segment income (loss)	$242,434	648	781	$243,863
Revenues from external customers	16,985,903	224,016	—	17,209,919
Interest income	—	244	—	244
Interest expense	—	(36,646)	—	(36,646)
Income tax expense (benefit)	127,657	(1,316)	—	126,341
Significant noncash charges (credits)
Depreciation and amortization	74,906	4,328	—	79,234
Accretion of asset retirement obligations	1,200	—	—	1,200
Deferred and noncurrent income taxes (benefits)	368	(1,400)	—	(1,032)
Additions to property, plant and equipment	131,139	7,749	—	138,888
Total assets at year-end	$1,544,018	390,239	—	$1,934,257

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2013
Segment income (loss)	$164,013	(7,687)	78,707	$235,033
Revenues from external customers	17,814,081	269,254	—	18,083,335
Interest income	—	1,099	—	1,099
Interest expense	—	(14,509)	—	(14,509)
Income tax expense (benefit)	106,223	(4,872)	—	101,351
Significant noncash charges (credits)
Depreciation and amortization	71,253	2,877	—	74,130
Accretion of asset retirement obligations	1,096	—	—	1,096
Deferred and noncurrent income taxes (benefits)	(9,796)	2,534	—	(7,262)
Additions to property, plant and equipment	162,051	9,402	519	171,972
Total assets at year-end	$1,527,125	354,117	—	$1,881,242

Year ended December 31, 2012
Segment income (loss)	$139,583	(53,169)	(2,846)	$83,568
Revenues from external customers	19,011,040	290,268	—	19,301,308
Interest income	—	172	—	172
Interest expense	—	(384)	—	(384)
Income tax expense (benefit)	92,059	(28,354)	—	63,705
Significant noncash charges (credits)
Depreciation and amortization	66,913	4,827	—	71,740
Accretion of asset retirement obligations	980	—	—	980
Impairment of properties	—	60,988	—	60,988
Deferred and noncurrent income taxes (benefits)	3,393	(19,856)	—	(16,463)
Additions to property, plant and equipment	103,096	1,400	7,097	111,593
Total assets at year-end	$1,765,020	111,025	116,420	$1,992,465

Note 21 – Guarantor Subsidiaries

Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023.  The following consolidating and/or combining schedules present financial information on a consolidated and combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$327,163	$—	$942	$—	$328,105
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	138,466	—	1,625	—	140,091
Inventories, at lower of cost or market	—	157,046	—	25,868	—	182,914
Prepaid expenses and other current assets	—	11,710	—	3,062	—	14,772
Total current assets	—	634,385	—	31,497	—	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $730,202 in 2014	—	1,248,081	—	5,043	—	1,253,124
Investments in subsidiaries	1,580,277	177,263	—	—	(1,757,540)	—
Other assets	—	14,736	—	515	—	15,251
Deferred tax assets	—	—	—	19,273	(19,273)	—
Total assets	$1,580,277	$2,074,465	$—	$56,328	$(1,776,813)	$1,934,257
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	51,348	82,528	(52,077)	(81,799)		—
Trade accounts payable and accrued liabilities	—	381,271	—	5,728	—	386,999
Income taxes payable	—	18,348	14	7,238	—	25,600
Deferred income taxes	—	522	—	(41)	—	481
Total current liabilities	51,348	482,669	(52,063)	(68,874)	—	413,080
Long-term debt	—	492,443	—	—	—	492,443
Deferred income taxes	—	137,882	—	—	(19,273)	118,609
Asset retirement obligations	—	22,245	—	—	—	22,245
Deferred credits and other liabilities	—	29,175	—	—	—	29,175
Total liabilities	51,348	1,164,414	(52,063)	(68,874)	(19,273)	1,075,552
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2014)	468	1	60	—	(61)	468
Treasury stock (1,056,689 shares held at December 31, 2014)	(51,073)	—	—	—	—	(51,073)
Additional paid in capital (APIC)	1,228,095	558,611	52,004	35,677	(1,316,516)	557,871
Retained earnings	351,439	351,439	(1)	89,525	(440,963)	351,439
Total stockholders' equity	1,528,929	910,051	52,063	125,202	(1,757,540)	858,705
Total liabilities and stockholders' equity	$1,580,277	$2,074,465	$—	$56,328	$(1,776,813)	$1,934,257

COMBINING BALANCE SHEET

(Thousands of dollars)	December 31, 2013
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$294,741	$—	$—	$—	$294,741
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2013	—	191,904	—	1,277	—	193,181
Inventories, at lower of cost or market	—	157,795	—	21,260	—	179,055
Prepaid expenses and other current assets	—	12,217	—	3,222	—	15,439
Total current assets	—	656,657	—	25,759	—	682,416
Property, plant and equipment, at cost less accumulated depreciation and amortization of $655,360 in 2013	—	1,189,082	—	1,641	—	1,190,723
Investments in subsidiaries	1,228,837	—	—	—	(1,228,837)	—
Other assets	—	95,604	—	239	(87,740)	8,103
Deferred tax assets	—	—	—	—	—	—
Total assets	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$14,000	$—	$—	$—	$14,000
Inter-company accounts payable	—	119,366	(52,107)	(67,259)	—	—
Trade accounts payable and accrued liabilities	—	429,763	—	3,465	—	433,228
Income taxes payable	—	71,450	43	653	—	72,146
Deferred income taxes	—	7,143	—	—	—	7,143
Total current liabilities	—	641,722	(52,064)	(63,141)	—	526,517
Long-term debt	—	547,578	—	—	—	547,578
Deferred income taxes	—	128,451	—	(13,519)	—	114,932
Asset retirement obligations	—	17,130	—	—	—	17,130
Deferred credits and other liabilities	—	18,749	—	—	—	18,749
Total liabilities	—	1,353,630	(52,064)	(76,660)	—	1,224,906
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,746,633 shares issued and outstanding at December 31, 2013)	467	1	60	—	(61)	467
Treasury stock	—	—	—	—	—	—
Additional paid in capital (APIC)	1,228,370	548,758	52,004	35,677	(1,316,516)	548,293
Retained earnings	—	38,954	—	68,622	—	107,576
Total stockholders' equity	1,228,837	587,713	52,064	104,299	(1,316,577)	656,336
Total liabilities and stockholders' equity	$1,228,837	$1,941,343	$—	$27,639	$(1,316,577)	$1,881,242

CONSOLIDATING AND COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Petroleum product sales	$—	$14,911,658	$—	$—	$(183,131)	$14,728,527
Merchandise sales	—	2,161,378	—	—	—	2,161,378
Ethanol sales and other	—	96,109	—	223,905	—	320,014
Total revenues	—	17,169,145	—	223,905	(183,131)	17,209,919
Costs and operating expenses
Petroleum product cost of goods sold	—	14,257,710	—	—	(183,131)	14,074,579
Merchandise cost of goods sold	—	1,859,732	—	—	—	1,859,732
Ethanol cost of goods sold	—	—	—	158,276	—	158,276
Station and other operating expenses	—	486,762	—	34,764	—	521,526
Depreciation and amortization	—	79,087	—	147	—	79,234
Impairment of properties	—	—	—	—	—	—
Selling, general and administrative	—	119,265	1	1,635	—	120,901
Accretion of asset retirement obligations	—	1,200	—	—	—	1,200
Total costs and operating expenses	—	16,803,756	1	194,822	(183,131)	16,815,448
Income from operations	—	365,389	(1)	29,083	—	394,471
Other income (expense)
Interest income	—	244	—	—	—	244
Interest expense	—	(36,646)	—	—	—	(36,646)
Gain (loss) on sale of assets	—	194	—	—	—	194
Other nonoperating income	—	10,166	—	994	—	11,160
Total other income (expense)	—	(26,042)	—	994	—	(25,048)
Income from continuing operations before income taxes	—	339,347	(1)	30,077	—	369,423
Income tax expense	—	116,386	—	9,955	—	126,341
Income from continuing operations	—	222,961	(1)	20,122	—	243,082
Income (loss) from discontinued operations, net of income taxes	—	—	—	781	—	781
Equity earnings in affiliates, net of tax	351,439	89,524	—	—	(440,963)	—
Net Income	$351,439	$312,485	$(1)	$20,903	$(440,963)	$243,863

COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2013
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Petroleum product sales	$—	$15,766,752	$—	$—	$(206,435)	$15,560,317
Merchandise sales	—	2,159,466	—	—	—	2,159,466
Ethanol sales and other	—	94,298	—	269,254	—	363,552
Total revenues	—	18,020,516	—	269,254	(206,435)	18,083,335
Costs and operating expenses
Petroleum product cost of goods sold	—	15,216,390	—	—	(206,435)	15,009,955
Merchandise cost of goods sold	—	1,877,630	—	—	—	1,877,630
Ethanol cost of goods sold	—	—	—	228,899	—	228,899
Station and other operating expenses	—	460,476	—	33,227	—	493,703
Depreciation and amortization	—	74,053	—	77	—	74,130
Impairment of properties	—	—	—	—	—	—
Selling, general and administrative	—	129,430	1	3,568	—	132,999
Accretion of asset retirement obligations	—	1,096	—	—	—	1,096
Total costs and operating expenses	—	17,759,075	1	265,771	(206,435)	17,818,412
Income from operations	—	261,441	(1)	3,483	—	264,923
Other income (expense)
Interest income	—	1,099	—	—	—	1,099
Interest expense	—	(14,509)	—	—	—	(14,509)
Gain (loss) on sale of assets	—	5,995	—	—	—	5,995
Other nonoperating income	—	169	—	—	—	169
Total other income (expense)	—	(7,246)	—	—	—	(7,246)
Income from continuing operations before income taxes	—	254,195	(1)	3,483	—	257,677
Income tax expense	—	100,059	—	1,292	—	101,351
Income from continuing operations	—	154,136	(1)	2,191	—	156,326
Income (loss) from discontinued operations, net of income taxes	—	—	—	78,707	—	78,707
Equity earnings in affiliates, net of tax	—	—	—	—	—	—
Net Income	$—	$154,136	$(1)	$80,898	$—	$235,033

COMBINING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2012
Revenues	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Petroleum product sales	$17,071,126	$—	$—	$(216,141)	$16,854,985
Merchandise sales	2,144,347	—	—	—	2,144,347
Ethanol sales and other	11,708	—	290,268	—	301,976
Total revenues	19,227,181	—	290,268	(216,141)	19,301,308
Costs and operating expenses
Petroleum product cost of goods sold	16,514,457	—	—	(216,141)	16,298,316
Merchandise cost of goods sold	1,855,641	—	—	—	1,855,641
Ethanol cost of goods sold	—	—	269,168	—	269,168
Station and other operating expenses	447,103	—	33,006	—	480,109
Depreciation and amortization	68,299	—	3,441	—	71,740
Impairment of properties	—	—	60,988	—	60,988
Selling, general and administrative	109,634	2	3,486	—	113,122
Accretion of asset retirement obligations	980	—	—	—	980
Total costs and operating expenses	18,996,114	2	370,089	(216,141)	19,150,064
Income from operations	231,067	(2)	(79,821)	—	151,244
Other income (expense)
Interest income	172	—	—	—	172
Interest expense	(384)	—	—	—	(384)
Gain (loss) on sale of assets	(1,005)	—	—	—	(1,005)
Other nonoperating income	92	—	—	—	92
Total other income (expense)	(1,125)	—	—	—	(1,125)
Income from continuing operations before income taxes	229,942	(2)	(79,821)	—	150,119
Income tax expense	91,525	—	(27,820)	—	63,705
Income from continuing operations	138,417	(2)	(52,001)	—	86,414
Income from discontinued operations, net of income taxes	—	—	(2,846)	—	(2,846)
Equity earnings in affiliates, net of tax	—	—	—	—	—
Net Income	$138,417	$(2)	$(54,847)	$—	$83,568

CONSOLIDATING AND COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income	$351,439	$312,485	$(1)	$20,903	$(440,963)	$243,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(781)	—	(781)
Depreciation and amortization	—	79,087	—	147	—	79,234
Amortization of deferred major repair costs	—	—	—	1,093	—	1,093
Deferred and noncurrent income tax charges (credits)	—	(4,403)	—	3,371	—	(1,032)
Impairment of properties	—	—	—	—	—	—
Accretion on discounted liabilities	—	1,200	—	—	—	1,200
Pretax gains from sale of assets	—	(194)	—	—	—	(194)
Net decrease (increase) in noncash operating working capital	—	(36,475)	—	4,009	—	(32,466)
Equity in earnings	(351,439)	(89,524)	—	—	440,963	—
Other operating activities - net	—	14,531	—	—	—	14,531
Net cash provided by (required by) continuing operations	—	276,707	(1)	28,742	—	305,448
Net cash provided by discontinued operations	—	—	—	134	—	134
Net cash provided by (required by) operating activities	—	276,707	(1)	28,876	—	305,582
Investing Activities
Property additions	—	(135,339)	—	(3,549)	—	(138,888)
Proceeds from sale of assets	—	376	—	—	—	376
Expenditures for major repairs	—	—	—	(1,369)	—	(1,369)
Other investing activities - net	—	(10,631)	—	—	—	(10,631)
Sales proceeds	—	—	—	1,097	—	1,097
Other	—	—	—	—	—	—
Net cash required by investing activities	—	(145,594)	—	(3,821)	—	(149,415)
Financing Activities
Purchase of treasury stock	(51,348)	—	—	—	—	(51,348)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Additions to long-term debt	—	—	—	—	—	—
Cash dividend to former parent	—	—	—	—	—	—
Debt issuance costs	—	(875)	—	—	—	(875)
Amounts related to share-based compensation	—	(580)	—	—	—	(580)
Net distributions to parent	51,348	(27,236)	1	(24,113)	—	—
Net cash provided by (required by) financing activities	—	(98,691)	1	(24,113)	—	(122,803)
Net increase in cash and cash equivalents	—	32,422	—	942	—	33,364
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at December 31	$—	$327,163	$—	$942	$—	$328,105

COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2013
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net income (loss)	$—	$154,136	$(1)	$80,898	$—	$235,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(78,707)	—	(78,707)
Depreciation and amortization	—	74,053	—	77	—	74,130
Amortization of deferred major repair costs	—	—	—	575	—	575
Deferred and noncurrent income tax charges (credits)	—	(11,568)	—	4,306	—	(7,262)
Impairment of properties	—	—	—	—	—	—
Accretion on discounted liabilities	—	1,096	—	—	—	1,096
Pretax gains from sale of assets	—	(5,995)	—	—	—	(5,995)
Net decrease in noncash operating working capital	—	51,204	—	23,661	—	74,865
Equity in earnings	—	—	—	—	—	—
Other operating activities - net	—	13,215	—	—	—	13,215
Net cash provided by (required by) continuing operations	—	276,141	(1)	30,810	—	306,950
Net cash provided by discontinued operations	—	—	—	49,748	—	49,748
Net cash provided by (required by) operating activities	—	276,141	(1)	80,558	—	356,698
Investing Activities
Property additions	—	(163,303)	—	(1,233)	—	(164,536)
Proceeds from sale of assets	—	6,113	—	—	—	6,113
Expenditures for major repairs	—	—	—	(726)	—	(726)
Other investing activities - net	—	52	—	—	—	52
Sales proceeds	—	—	—	173,118	—	173,118
Other	—	—	—	(1,129)	—	(1,129)
Net cash provided by (required by) investing activities	—	(157,138)	—	170,030	—	12,892
Financing Activities
Purchase of treasury stock	—	—	—	—	—	—
Repayments of long-term debt	—	(80,000)	—	(1,170)	—	(81,170)
Additions to long-term debt	—	641,250	—	—	—	641,250
Cash dividend to former parent	—	(650,000)	—	—	—	(650,000)
Debt issuance costs	—	(6,693)	—	—	—	(6,693)
Amounts related to share-based compensation	—	—	—	—	—	—
Net distributions to parent	—	213,808	1	(249,418)	—	(35,609)
Net cash provided by (required by) financing activities	—	118,365	1	(250,588)	—	(132,222)
Net increase in cash and cash equivalents	—	237,368	—	—	—	237,368
Cash and cash equivalents at January 1	—	57,373	—	—	—	57,373
Cash and cash equivalents at December 31	$—	$294,741	$—	$—	$—	$294,741

COMBINING STATEMENT OF CASH FLOW

(Thousands of dollars)	Year ended December 31, 2012
Operating Activities	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Net income (loss)	$138,417	$(2)	$(54,847)	$—	$83,568
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	—	2,846	—	2,846
Depreciation and amortization	68,299	—	3,441	—	71,740
Amortization of deferred major repair costs	—	—	163	—	163
Deferred and noncurrent income tax charges (credits)	1,957	—	(18,420)	—	(16,463)
Impairment of properties	—	—	60,988	—	60,988
Accretion on discounted liabilities	980	—	—	—	980
Pretax (gains) losses from sale of assets	1,005	—	—	—	1,005
Net decrease (increase) in noncash operating working capital	62,493	—	(29,940)	—	32,553
Equity in earnings	—	—	—	—	—
Other operating activities - net	(1,088)	—	—	—	(1,088)
Net cash provided by (required by) continuing operations	272,063	(2)	(35,769)	—	236,292
Net cash provided by discontinued operations	—	—	1,135	—	1,135
Net cash provided by (required by) operating activities	272,063	(2)	(34,634)	—	237,427
Investing Activities
Property additions	(103,152)	—	(1,344)	—	(104,496)
Proceeds from sale of assets	364	—	—	—	364
Expenditures for major repairs	—	—	(250)	—	(250)
Other investing activities - net	—	—	—	—	—
Sales proceeds	—	—	—	—	—
Other	—	—	(7,706)	—	(7,706)
Net cash required by investing activities	(102,788)	—	(9,300)	—	(112,088)
Financing Activities
Purchase of treasury stock	—	—	—	—	—
Repayments of long-term debt	—	—	(42)	—	(42)
Additions to long-term debt	—	—	—	—	—
Cash dividend to former parent	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Amounts related to share-based compensation	—	—	—	—	—
Net distributions to former parent	(148,789)	2	43,976	—	(104,811)
Net cash provided by (required by) financing activities	(148,789)	2	43,934	—	(104,853)
Net increase in cash and cash equivalents	20,486	—	—	—	20,486
Cash and cash equivalents at January 1	36,887	—	—	—	36,887
Cash and cash equivalents at December 31	$57,373	$—	$—	$—	$57,373

CONSOLIDATING AND COMBINING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2014
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	—	—	—	—	—	—
Issuance of common stock	275	—	—	—	—	275
Repurchase of common stock	(51,348)	—	—	—	—	(51,348)
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	(275)	—	—	—	—	(275)
Shares withheld to satisfy tax withholdings	—	(582)	—	—	—	(582)
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Share-based compensation expense	—	10,435	—	—	—	10,435
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Net Parent Investment
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—
Dividend paid to former parent	—	—	—	—	—	—
Net transfers to/between former parent	—	—	—	—	—	—
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Balance as of December 31, 2014	$—	$—	$—	$—	$—	$—
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	351,439	312,485	(1)	20,903	(440,963)	243,863
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439

COMBINING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2013
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Common Stock
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of stock at the separation and distribution	467	1	60	—	(61)	467
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Treasury Stock
Balance as of December 31, 2012	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
APIC
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Issuance of stock at the separation and distribution		(467)	—	—	—	(467)
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—
Reclassification of net parent investment to APIC	1,228,370	546,311	52,004	35,677	(1,316,516)	545,846
Share-based compensation expense	—	2,914	—	—	—	2,914
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Net Parent Investment
Balance as of December 31, 2012	$—	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Net income	—	114,668	—	12,789	—	127,457
Dividend paid to former parent	—	(650,000)	—	—	—	(650,000)
Net transfers to/between former parent	—	(36,062)	—	—	—	(36,062)
Reclassification of net parent investment to APIC	—	(552,073)	(53,895)	(130,339)	190,461	(545,846)
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Retained Earnings
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Net income	—	38,954	—	68,622	—	107,576
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576

COMBINING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2012
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Common Stock
Balance as of December 31, 2011	$—	$—	$—	$—	$—	$—
Issuance of stock at the separation and distribution	—	—	—	—	—	—
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Treasury Stock
Balance as of December 31, 2011	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
APIC
Balance as of December 31, 2011	$—	$—	$—	$—	$—	$—
Issuance of stock at the separation and distribution	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—
Net Parent Investment
Balance as of December 31, 2011	$—	$1,043,914	$2,166	$263,328	$(190,461)	$1,118,947
Net income	—	138,416	—	(54,848)	—	83,568
Dividend paid to former parent	—	—	—	—	—	—
Net transfers to/between former parent	—	(58,863)	51,729	(90,930)	—	(98,064)
Reclassification of net parent investment to APIC	—	—	—	—	—	—
Balance as of December 31, 2012	$—	$1,123,467	$53,895	$117,550	$(190,461)	$1,104,451
Retained Earnings
Balance as of December 31, 2011	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—

Murphy USA Inc. and Consolidated Subsidiaries

Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2014
Sales and other operating revenues	$4,164.3	$4,757.9	$4,678.8	$3,608.9	$17,209.9
Income from continuing operations before income taxes	$14.5	$107.6	$100.3	$147.0	$369.4
Income from continuing operations	$8.9	$73.2	$62.7	$98.3	$243.1
Net income	$9.6	$73.2	$62.7	$98.3	$243.8
Income from continuing operations (per Common share)
Basic	$0.19	$1.58	$1.35	$2.15	$5.27
Diluted	$0.19	$1.57	$1.35	$2.13	$5.24
Net income (per Common share)
Basic	$0.21	$1.58	$1.35	$2.15	$5.29
Diluted	$0.21	$1.57	$1.35	$2.13	$5.26
Market price of Common stock [1]
High	$43.25	$52.34	$55.64	$69.37	$69.37
Low	$37.55	$39.96	$47.26	$49.63	$37.55

Year Ended December 31, 2013
Sales and other operating revenues	$4,358.0	$4,843.4	$4,686.9	$4,195.0	$18,083.3
Income (loss) from continuing operations before income taxes	$34.5	$114.9	$59.3	$49.0	$257.7
Income (loss) from continuing operations	$20.3	$70.2	$36.3	$29.5	$156.3
Net income (loss)	$22.1	$77.6	$41.7	$93.6	$235.0
Income (Loss) from continuing operations (per Common share)
Basic	$0.43	$1.50	$0.78	$0.63	$3.34
Diluted	$0.43	$1.50	$0.78	$0.63	$3.34
Net income (per Common share)
Basic	$0.47	$1.66	$0.89	$2.00	$5.03
Diluted	$0.47	$1.66	$0.89	$2.00	$5.02
Market price of Common stock [1]
High	$—	$—	$41.58	$46.91	$46.91
Low	$—	$—	$36.12	$39.27	$36.12

[1] Prices as quoted on the New York Stock Exchange. Stock first traded September 3, 2013.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED AND COMBINED)

Murphy USA Inc.

Valuation Accounts and Reserves

(Thousands of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2014
Deducted from assets accounts
Allowance for doubtful accounts	$4,456	—	—	4,456

2013
Deducted from assets accounts
Allowance for doubtful accounts	$4,576	—	(120)	4,456

2012
Deducted from assets accounts
Allowance for doubtful accounts	$5,835	—	(1,259)	4,576