Form 10-Q
period 2015-03-31
Murphy USA Inc.
filed 2015-05-05
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer  ☑Accelerated filer     Non-accelerated filer     Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes☑  No

Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2015 was 45,262,534.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Thousands of dollars)	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$287,671	$328,105
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015 and $4,456 in 2014	165,257	140,091
Inventories, at lower of cost or market	184,972	182,914
Prepaid expenses and other current assets	10,620	14,772
Total current assets	648,520	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $746,804 in 2015 and $730,202 in 2014	1,263,740	1,253,124
Other assets	11,007	11,058
Total assets	$1,923,267	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$77	$—
Trade accounts payable and accrued liabilities	411,903	386,999
Income taxes payable	5,912	25,600
Deferred income taxes	10,526	481
Total current liabilities	428,418	413,080

Long-term debt, including capitalized lease obligations	488,811	488,250
Deferred income taxes	113,488	118,609
Asset retirement obligations	22,702	22,245
Deferred credits and other liabilities	28,650	29,175
Total liabilities	1,082,069	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2015 and 2014, respectively)	468	468
Treasury stock (1,504,630 and 1,056,689 shares held at
March 31, 2015 and December 31, 2014, respectively)	(85,015)	(51,073)
Additional paid in capital (APIC)	551,374	557,871
Retained earnings	374,371	351,439
Total stockholders' equity	841,198	858,705
Total liabilities and stockholders' equity	$1,923,267	$1,930,064

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(Thousands of dollars except per share amounts)	2015	2014
Revenues
Petroleum product sales (a)	$2,358,079	$3,594,347
Merchandise sales	524,137	502,722
Ethanol sales and other	80,299	67,265
Total revenues	2,962,515	4,164,334
Costs and operating expenses
Petroleum product cost of goods sold (a)	2,261,086	3,500,346
Merchandise cost of goods sold	450,553	432,462
Ethanol cost of goods sold	34,580	37,770
Station and other operating expenses	122,175	122,477
Depreciation and amortization	21,178	19,661
Selling, general and administrative	31,456	28,071
Accretion of asset retirement obligations	378	297
Total costs and operating expenses	2,921,406	4,141,084
Income from operations	41,109	23,250
Other income (expense)
Interest income	1,873	15
Interest expense	(8,329)	(9,095)
Gain on sale of assets	4	170
Other nonoperating income	5,364	112
Total other income (expense)	(1,088)	(8,798)
Income before income taxes	40,021	14,452
Income tax expense	17,089	5,600
Income from continuing operations	22,932	8,852
Income from discontinued operations, net of taxes	—	781
Net Income	$22,932	$9,633
Earnings per share - basic:
Income from continuing operations	$0.50	$0.19
Income from discontinued operations	—	0.02
Net Income - basic	$0.50	$0.21
Earnings per share - diluted:
Income from continuing operations	$0.50	$0.19
Income from discontinued operations	—	0.02
Net Income - diluted	$0.50	$0.21
Weighted-average shares outstanding (in thousands):
Basic	45,633	46,750
Diluted	46,036	46,884
Supplemental information:
(a) Includes excise taxes of:	$462,974	$445,404

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(Thousands of dollars)	2015	2014
Operating Activities
Net income	$22,932	$9,633
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	—	(781)
Depreciation and amortization	21,178	19,661
Amortization of deferred major repair costs	347	169
Deferred and noncurrent income tax credits	(5,121)	(4,556)
Accretion on discounted liabilities	378	297
Pretax gains from sale of assets	(4)	(170)
Net (increase) decrease in noncash operating working capital	(7,811)	84,752
Other operating activities - net	2,519	3,698
Net cash provided by continuing operations	34,418	112,703
Net cash provided by discontinued operations	—	134
Net cash provided by operating activities	34,418	112,837
Investing Activities
Property additions	(32,215)	(23,739)
Proceeds from sale of assets	82	279
Expenditures for major repairs	(362)	(728)
Investing activities of discontinued operations
Sales proceeds	—	1,097
Net cash required by investing activities	(32,495)	(23,091)
Financing Activities
Purchase of treasury stock	(39,435)	—
Repayments of long-term debt	(15)	(15,000)
Debt issuance costs	—	(63)
Amounts related to share-based compensation	(2,907)	—
Net cash required by financing activities	(42,357)	(15,063)
Net increase (decrease) in cash and cash equivalents	(40,434)	74,683
Cash and cash equivalents at January 1	328,105	294,741
Cash and cash equivalents at March 31	$287,671	$369,424

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$107,576	$656,336
Net income	—	—	—	—	9,633	9,633
Issuance of common stock	12,557	1	—	(312)	—	(311)
Share-based compensation expense	—	—	—	2,522	—	2,522
Balance as of March 31, 2014	46,756,190	$468	$—	$550,503	$117,209	$668,180

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	22,932	22,932
Purchase of treasury stock	—	—	(39,435)	—	—	(39,435)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,493	(5,493)	—	—
Amounts related to share-based compensation	—	—	—	(2,907)	—	(2,907)
Share-based compensation expense	—	—	—	1,903	—	1,903
Balance as of March 31, 2015	46,767,164	$468	$(85,015)	$551,374	$374,371	$841,198

See notes to consolidated financial statements.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2015, Murphy USA had a total of 1,268 Company stations. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil” or “Parent”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock.

In preparing the financial statements of Murphy USA in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Interim Financial Information — The interim period financial information presented in these consolidated financial statements is unaudited and includes all known accruals and adjustments, in the opinion of management, necessary for a fair presentation of the consolidated financial position of Murphy USA and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2014, 2013 and 2012, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 27, 2015.

Recently Issued Accounting Standards— In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs to more closely align with the presentation of debt discounts or premiums.  The debt issuance costs will continue to be amortized in the same way as before but presentation will reduce net debt at each financial statement date. The new standard is effective for all fiscal years beginning after December 15, 2015 and interim periods with those fiscal years.  Early adoption of this standard is permitted and the Company has elected to adopt this standard with the issuance of these financial statements.  See Note 4 for additional disclosures required by the adoption of this change in accounting principle.

Note 2 — Related Party Transactions

Transition Services Agreement

In conjunction with the separation, we entered into a Transition Services Agreement (“Agreement”) with Murphy Oil on August 30, 2013.  This Agreement sets forth the terms on which Murphy Oil provides to us, and we provide to Murphy Oil, on a temporary basis, certain services or functions that the companies have historically shared.  Transition services include administrative, payroll, human resources, information technology and network transition services, tax, treasury and other support and corporate services.  The Agreement provides for the provision of specified transition services generally for a period of up to eighteen months, with a possible extension of six months, on a cost basis. Certain areas of the Agreement have been extended for the six month period.  We record the fee Murphy Oil charges us for these services as a component of general and administrative expenses.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Discontinued Operations

In November 2013, the Company announced that it had entered into negotiations to sell its Hankinson, North Dakota ethanol production facility as part of management’s strategic plan to exit non-core businesses. On December 19, 2013, the Company sold its wholly-owned subsidiary Hankinson Renewable Energy, LLC which owned and operated an ethanol manufacturing facility in Hankinson, North Dakota, and its related assets for $170,000,000 plus working capital adjustments of approximately $3,118,000. During January 2014, the final adjustments to working capital were made and the Company received an additional $1.1 million in sales proceeds which has been included in discontinued operations for the first quarter of 2014.  The Company has accounted for all operations related to Hankinson Renewable, LLC as discontinued operations for all periods presented. The after-tax gain from disposal of the subsidiary (including associated inventories) was $52,542,000 in 2013 with an additional $781,000 in 2014 related to the final working capital adjustment.

The results of operations associated with the Hankinson discontinued operations for the 2014 period are presented in the following table.

(Thousands of dollars)	Three Months Ended March 31, 2014
Revenues	$—
Income from operations before income taxes	—
Gain on sale before income taxes	1,202
Total income from discontinued operations before taxes	1,202
Provision for income taxes	421
Income from discontinued operations	$781

Note 4 – Change in Accounting Principle

During the first quarter of 2015, the Company elected to early adopt the provisions of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.  In accordance with provisions of the FASB ASU topic on “Accounting Changes and Error Corrections” all prior periods presented have been retrospectively adjusted to apply the change in accounting principle.  For a summary of the adjustments, see below:

	Previous Accounting Method	Effect of Change In	As Reported
(thousands of dollars)	March 31, 2015	Accounting Principle	March 31, 2015
Other assets	$15,023	(4,016)	11,007

Long-term debt	$492,827	(4,016)	488,811

	As Originally Reported	Effect of Change In	As Currently Reported
	December 31, 2014	Accounting Principle	December 31, 2014
Other assets	$15,251	(4,193)	11,058

Long-term debt	$492,443	(4,193)	488,250

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Inventories

Inventories consisted of the following:

	March 31,	December 31,
(Thousands of dollars)	2015	2014
Finished products - FIFO basis	$236,765	$205,213
Less LIFO reserve - finished products	(164,493)	(144,283)
Finished products - LIFO basis	72,272	60,930
Store merchandise for resale	96,924	98,712
Corn based products	10,394	17,873
Materials and supplies	5,382	5,399
Total inventories	$184,972	$182,914

At March 31, 2015 and December 31, 2014, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $164,493,000 and $144,283,000, respectively. Corn based products consisted primarily of corn and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In the first quarter of 2014, the Company recognized a benefit of $17,781,000 related to a LIFO decrement that existed at that date that was not expected to be restored at year-end.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(Thousands of dollars)	2015	2014
6% senior notes due 2023 (net of unamortized discount of $7,341 at March 2015 and $7,557 at December 2014)	$492,659	$492,443
Less unamortized debt issuance costs	(4,016)	(4,193)
Total notes payable, net	488,643	488,250
Capitalized lease obligations, vehicles, due through 2018	245	—

Less current maturities	(77)	—
Total long-term debt	$488,811	$488,250

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of March 31, 2015, our fixed charge coverage ratio was 1.17.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2015 and December 31, 2014 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Thousands of dollars)	2015	2014
Balance at beginning of period	$22,245	$17,130
Accretion expense	378	1,200
Liabilities incurred	79	3,915
Balance at end of period	$22,702	$22,245

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month periods ended March 31, 2015 and 2014, the Company’s effective tax rates were as follows:

	2015	2014
Three months ended March 31	42.7%	38.7%

The effective tax rate for the three months ended March 31, 2015 was higher than the U.S. Federal tax rate of 35% primarily due to certain discrete items that impacted income taxes in the period along with U.S. state tax expense.  The effective tax rate for the three months ended March 31, 2014 exceeded the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of March 31, 2015, the earliest year remaining open for Federal audit and/or settlement is 2010 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 9 — Incentive Plans

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

On February 10, 2015, the Committee granted nonqualified stock options for 72,350 shares at an exercise price of $70.57 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $20.18 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.   There were 20,200 time-based restricted units granted at a grant date fair value of $70.57 along with

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

40,400 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $100.33 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $70.57 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On February 11, 2015, the Committee also granted 35,250 time-based restricted stock units granted to certain employees with a grant date fair value of $70.57 per unit.

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

During the first quarter of 2015, the Company issued 12,924 restricted stock units to its non-employee directors at a weighted average grant date fair value of $71.51 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2015 and 2014, share based compensation was $1.9 million and $2.5 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2015 was $3.4 million.

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.   At March 31, 2015 and 2014, the Company had open physical delivery commitment contracts for purchase of approximately 8.8 million and 3.5 million bushels of corn, respectively, for processing at its ethanol plant. At March 31, 2015 and 2014, the Company had open physical delivery commitment contracts for sale of approximately 0.5 million and 0.5 million equivalent bushels, respectively, of WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at March 31, 2015 and 2014, the Company had outstanding derivative contracts with a net short volume of 2.1 million and offsetting long and short volumes of 0.5 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts.   Additionally, at March 31, 2015 and 2014, the Company had outstanding derivative contracts with net short volumes of 2.0 million and 1.9 million bushels of corn, respectively, to buy back when certain corn inventories are

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected to be processed. The impact of marking to market these commodity derivative contracts increased income before taxes by $0.6 million and decreased income before taxes by $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 and December 31, 2014, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2015				December 31, 2014

(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Accounts Receivable	$673	Accounts Payable	$113	Accounts Receivable	$74	Accounts Payable	$2,204

For the three month periods ended March 31, 2015 and 2014, the gains and losses recognized in the consolidated Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended March 31,
Type of Derivative Contract	Location	2015	2014
Commodity	Fuel and ethanol costs of goods sold	$2,197	$(1,465)

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at March 31, 2015 and December 31, 2014 are presented in the following tables:

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Consolidated	the Consolidated
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At March 31, 2015
Commodity derivatives	$694	$(21)	$673
At December 31, 2014
Commodity derivatives	$93	$(19)	$74

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At March 31, 2015
Commodity derivatives	$134	$(21)	$113
At December 31, 2014
Commodity derivatives	$2,223	$(19)	$2,204

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At March 31, 2015 and December 31, 2014, cash deposits of $2.3 million and $2.8 million related to commodity derivative

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts were reported in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the corn-based derivative contracts at March 31, 2015 or December 31, 2014, respectively.

Note 11 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

During May 2014, the Company executed a share repurchase program that was approved by the Board of Directors for approximately $50 million worth of common stock of the Company.   At the completion of this plan, the Company had acquired 1,040,636 shares of common stock for an average price of $48.07 per share including brokerage fees.  The Company is currently executing the previously announced share repurchase program of $250 million that is expected to be completed by the end of 2015.  As of March 31, 2015, 583,214 shares have been acquired under the $250 million repurchase authorization.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Earnings per common share:
Net income attributable to common stockholders	$22,932	$9,633
Weighted average common shares outstanding (in thousands)	45,633	46,750
Total earnings per share	$0.50	$0.21
Earnings per common share - assuming dilution:
Net income attributable to common stockholders	$22,932	$9,633
Weighted average common shares outstanding (in thousands)	45,633	46,750
Common equivalent shares:
Dilutive options	403	134
Weighted average common shares outstanding - assuming dilution (in thousands)	46,036	46,884
Earnings per share - assuming dilution	$0.50	$0.21

Note 12 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated Income Statements include the following items:

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014
Sales of ethanol and related plant products	$41,748	$48,789
Renewable Identification Numbers (RINs) sales	37,599	17,593
Other	952	883
Total ethanol sales and other revenue	$80,299	$67,265

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $27,598,000 and $50,100,000 for the three month periods ended March 31, 2015 and 2014, respectively. Interest paid was $15,444,000 and $16,250,000 for the three month periods ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014
Accounts receivable	$(26,544)	$(19,160)
Inventories	(2,059)	90,155
Prepaid expenses	4,153	(253)
Accounts payable and accrued liabilities	26,281	53,990
Income taxes payable	(19,687)	(40,626)
Current deferred income tax liabilities	10,045	646
Net decrease (increase) in noncash operating working capital	$(7,811)	$84,752

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

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at March 31, 2015 and December 31, 2014 are presented in the following table.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$673	—	$673	—
Liabilities
Commodity derivative contracts	$(113)	—	$(113)	—

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$74	—	$74	—
Liabilities
Commodity derivative contracts	$(2,204)	—	$(2,204)	—

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, and capitalized lease obligations, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2015		At December 31, 2014
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(492,659)	$(517,555)	$(492,443)	$(510,344)

Note 14 — Contingencies

The Company’s operations and earnings have been and may be affected by various forms of governmental action. Examples of such governmental action include, but are by no means limited to: tax

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2015, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2015. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $0.5 million per occurrence and other insurance programs for general and auto liability. As of March 31, 2015, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.7 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2015, the Company had contingent liabilities of $16.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Business Segments

The Company has one operating segment which is Marketing.  This segment includes the bulk of the Company’s operating assets including retail marketing and product supply and wholesale operations.  The ethanol assets that remained after the disposition of Hankinson in 2013 were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”.  In addition, due to the sale of the Hankinson entity, the Company also shows discontinued operations for the March 2014 year-to-date period for the prior Hankinson activity. Segment information is as follows:

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended
		March 31, 2015		March 31, 2014
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	March 31,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,585,410	$2,920,504	$24,756	$4,115,437	$13,761
Corporate and other assets	337,857	42,011	(1,824)	48,897	(4,909)
Total operating segment	1,923,267	2,962,515	22,932	4,164,334	8,852
Discontinued operations	—	—	—	—	781
Total	$1,923,267	$2,962,515	$22,932	$4,164,334	$9,633

Note 16 – Guarantor Subsidiaries

Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023.  The following consolidating and combining schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(unaudited)

(Thousands of dollars)	March 31, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$286,430	$—	$1,241	$—	$287,671
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015	—	163,239	—	2,018	—	165,257
Inventories, at lower of cost or market	—	166,720	—	18,252	—	184,972
Prepaid expenses and other current assets	—	8,137	—	2,483	—	10,620
Total current assets	—	624,526	—	23,994	—	648,520
Property, plant and equipment, at cost less accumulated depreciation and amortization of $746,804 in 2015	—	1,258,179	—	5,561	—	1,263,740
Investments in subsidiaries	1,603,209	176,677	—	—	(1,779,886)	—
Other assets	—	10,476	—	531	—	11,007
Deferred tax assets	—	—	—	19,322	(19,322)	—
Total assets	$1,603,209	$2,069,858	$—	$49,408	$(1,799,208)	$1,923,267
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$77	$—	$—	$—	$77
Inter-company accounts payable	90,783	46,129	(52,078)	(84,834)	—	—
Trade accounts payable and accrued liabilities	—	409,202	—	2,701	—	411,903
Income taxes payable	—	(1,070)	16	6,966	—	5,912
Deferred income taxes	—	10,568	—	(42)	—	10,526
Total current liabilities	90,783	464,906	(52,062)	(75,209)	—	428,418
Long-term debt, including capitalized lease obligations	—	488,811	—	—	—	488,811
Deferred income taxes	—	132,810	—	—	(19,322)	113,488
Asset retirement obligations	—	22,702	—	—	—	22,702
Deferred credits and other liabilities	—	28,650	—	—	—	28,650
Total liabilities	90,783	1,137,879	(52,062)	(75,209)	(19,322)	1,082,069
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at March 31, 2015)	468	1	60	—	(61)	468
Treasury Stock (1,504,630 shares held at March 31, 2015)	(85,015)	—	—	—	—	(85,015)
Additional paid in capital (APIC)	1,222,602	557,607	52,004	35,677	(1,316,516)	551,374
Retained earnings	374,371	374,371	(2)	88,940	(463,309)	374,371
Total stockholders' equity	1,512,426	931,979	52,062	124,617	(1,779,886)	841,198
Total liabilities and stockholders' equity	$1,603,209	$2,069,858	$—	$49,408	$(1,799,208)	$1,923,267

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$327,163	$—	$942	$—	$328,105
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	138,466	—	1,625	—	140,091
Inventories, at lower of cost or market	—	157,046	—	25,868	—	182,914
Prepaid expenses and other current assets	—	11,710	—	3,062	—	14,772
Total current assets	—	634,385	—	31,497	—	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $730,202 in 2014	—	1,248,081	—	5,043	—	1,253,124
Investments in subsidiaries	1,580,277	177,263	—	—	(1,757,540)	—
Other assets	—	10,543	—	515	—	11,058
Deferred tax assets	—	—	—	19,273	(19,273)	—
Total assets	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	51,348	82,528	(52,077)	(81,799)	—	—
Trade accounts payable and accrued liabilities	—	381,271	—	5,728	—	386,999
Income taxes payable	—	18,348	14	7,238	—	25,600
Deferred income taxes	—	522	—	(41)	—	481
Total current liabilities	51,348	482,669	(52,063)	(68,874)	—	413,080
Long-term debt, including capitalized lease obligations	—	488,250	—	—	—	488,250
Deferred income taxes	—	137,882	—	—	(19,273)	118,609
Asset retirement obligations	—	22,245	—	—	—	22,245
Deferred credits and other liabilities	—	29,175	—	—	—	29,175
Total liabilities	51,348	1,160,221	(52,063)	(68,874)	(19,273)	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2014)	468	1	60	—	(61)	468
Treasury Stock (1,056,689 shares held at December 31, 2014)	(51,073)	—	—	—	—	(51,073)
Additional paid in capital (APIC)	1,228,095	558,611	52,004	35,677	(1,316,516)	557,871
Retained earnings	351,439	351,439	(1)	89,525	(440,963)	351,439
Total stockholders' equity	1,528,929	910,051	52,063	125,202	(1,757,540)	858,705
Total liabilities and stockholders' equity	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,390,481	$—	$—	$(32,402)	$2,358,079
Merchandise sales	—	524,137	—	—	—	524,137
Ethanol sales and other	—	38,548	—	41,751	—	80,299
Total revenues	$—	$2,953,166	$—	$41,751	$(32,402)	$2,962,515
Costs and operating expenses
Petroleum product cost of goods sold	—	2,293,488	—	—	(32,402)	2,261,086
Merchandise cost of goods sold	—	450,553	—	—	—	450,553
Ethanol cost of goods sold	—	—	—	34,580	—	34,580
Station and other operating expenses	—	114,535	—	7,640	—	122,175
Depreciation and amortization	—	21,103	—	75	—	21,178
Selling, general and administrative	—	31,092	1	363	—	31,456
Accretion of asset retirement obligations	—	378	—	—	—	378
Total costs and operating expenses	—	2,911,149	1	42,658	(32,402)	2,921,406
Income (loss) from operations	$—	$42,017	$(1)	$(907)	$—	$41,109
Other income (expense)
Interest income	—	1,873	—	—	—	1,873
Interest expense	—	(8,329)	—	—	—	(8,329)
Gain on sale of assets	—	4	—	—	—	4
Other nonoperating income	—	5,364	—	—	—	5,364
Total other income (expense)	$—	$(1,088)	$—	$—	$—	$(1,088)
Income (loss) from continuing operations before income taxes	—	40,929	(1)	(907)	—	40,021
Income tax expense (benefit)	—	17,411	—	(322)	—	17,089
Income (loss) from continuing operations	—	23,518	(1)	(585)	—	22,932
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings (deficit) in affiliates, net of tax	22,932	(586)	—	—	(22,346)	—
Net Income (Loss)	$22,932	$22,932	$(1)	$(585)	$(22,346)	$22,932

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$3,634,271	$—	$—	$(39,924)	$3,594,347
Merchandise sales	—	502,722	—	—	—	502,722
Ethanol sales and other	—	18,476	—	48,789	—	67,265
Total revenues	$—	$4,155,469	$—	$48,789	$(39,924)	$4,164,334
Costs and operating expenses
Petroleum product cost of goods sold	—	3,540,270	—	—	(39,924)	3,500,346
Merchandise cost of goods sold	—	432,462	—	—	—	432,462
Ethanol cost of goods sold	—	—	—	37,770	—	37,770
Station and other operating expenses	—	113,815	—	8,662	—	122,477
Depreciation and amortization	—	19,634	—	27	—	19,661
Selling, general and administrative	—	27,625	1	445	—	28,071
Accretion of asset retirement obligations	—	297	—	—	—	297
Total costs and operating expenses	—	4,134,103	1	46,904	(39,924)	4,141,084
Income (loss) from operations	$—	$21,366	$(1)	$1,885	$—	$23,250
Other income (expense)
Interest income	—	15	—	—	—	15
Interest expense	—	(9,095)	—	—	—	(9,095)
Gain on sale of assets	—	170	—	—	—	170
Other nonoperating income	—	112	—	—	—	112
Total other income (expense)	$—	$(8,798)	$—	$—	$—	$(8,798)
Income (loss) from continuing operations before income taxes	—	12,568	(1)	1,885	—	14,452
Income tax expense	—	4,932	—	668	—	5,600
Income (loss) from continuing operations	—	7,636	(1)	1,217	—	8,852
Income from discontinued operations, net of taxes	—	—	—	781	—	781
Equity earnings (deficit) in affiliates, net of tax	—	—	—	—	—	—
Net Income (Loss)	$—	$7,636	$(1)	$1,998	$—	$9,633

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,932	$22,932	$(1)	$(585)	$(22,346)	$22,932
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	21,103	—	75	—	21,178
Amortization of deferred major repair costs	—	—	—	347	—	347
Deferred and noncurrent income tax charges (credits)	—	(5,073)	—	(48)	—	(5,121)
Accretion on discounted liabilities	—	378	—	—	—	378
Pretax gains from sale of assets	—	(4)	—	—	—	(4)
Net decrease (increase) in noncash operating working capital	—	(12,313)	—	4,502	—	(7,811)
Equity in earnings (deficit)	(22,932)	586	—	—	22,346	—
Other operating activities - net	—	2,519	—	—	—	2,519
Net cash provided by (required by) continuing operations	—	30,128	(1)	4,291	—	34,418
Net cash provided by discontinued operations	—	—	—	—	—	—
Net cash provided by (required by) operating activities	—	30,128	(1)	4,291	—	34,418
Investing Activities
Property additions	—	(31,622)	—	(593)	—	(32,215)
Proceeds from sale of assets	—	82	—	—	—	82
Expenditures for major repairs	—	—	—	(362)	—	(362)
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Net cash required by investing activities	—	(31,540)	—	(955)	—	(32,495)
Financing Activities
Purchase of treasury stock	(39,435)	—	—	—	—	(39,435)
Repayments of long-term debt	—	(15)	—	—	—	(15)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation activities	—	(2,907)	—	—	—	(2,907)
Net distributions to parent	39,435	(36,399)	1	(3,037)	—	—
Net cash provided by (required by) financing activities	—	(39,321)	1	(3,037)	—	(42,357)
Net increase (decrease) in cash and cash equivalents	—	(40,733)	—	299	—	(40,434)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at March 31	$—	$286,430	$—	$1,241	$—	$287,671

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$—	$7,636	$(1)	$1,998	$—	$9,633
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(781)	—	(781)
Depreciation and amortization	—	19,634	—	27	—	19,661
Amortization of deferred major repair costs	—	—	—	169	—	169
Deferred and noncurrent income tax charges (credits)	—	(5,573)	—	1,017	—	(4,556)
Accretion on discounted liabilities	—	297	—	—	—	297
Pretax gains from sale of assets	—	(170)	—	—	—	(170)
Net decrease in noncash operating working capital	—	80,464	—	4,288	—	84,752
Equity in earnings	—	—	—	—	—	—
Other operating activities - net	—	3,698	—	—	—	3,698
Net cash provided by (required by) continuing operations	—	105,986	(1)	6,718	—	112,703
Net cash provided by discontinued operations	—	—	—	134		134
Net cash provided by (required by) operating activities	—	105,986	(1)	6,852	—	112,837
Investing Activities
Property additions	—	(23,501)	—	(238)	—	(23,739)
Proceeds from sale of assets	—	279	—	—	—	279
Expenditures for major repairs	—	—	—	(728)	—	(728)
Investing activities of discontinued operations
Sales proceeds	—	—	—	1,097	—	1,097
Net cash provided by (required by) investing activities	—	(23,222)	—	131	—	(23,091)
Financing Activities
Purchase of treasury stock	—	—	—	—	—	—
Repayments of long-term debt	—	(15,000)	—	—	—	(15,000)
Debt issuance costs	—	(63)	—	—	—	(63)
Amounts related to share-based compensation activities	—	—	—	—	—	—
Net distributions to parent	—	6,187	1	(6,188)	—	—
Net cash provided by (required by) financing activities	—	(8,876)	1	(6,188)	—	(15,063)
Net increase in cash and cash equivalents	—	73,888	—	795	—	74,683
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at March 31	$—	$368,629	$—	$795	$—	$369,424

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,493	—	—	—	—	5,493
Repurchase of common stock	(39,435)	—	—	—	—	(39,435)
Balance as of March 31, 2015	$(85,015)	$—	$—	$—	$—	$(85,015)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,493)	—	—	—	—	(5,493)
Amounts related to share-based compensation	—	(2,907)	—	—	—	(2,907)
Share-based compensation expense	—	1,903	—	—	—	1,903
Balance as of March 31, 2015	$1,222,602	$557,607	$52,004	$35,677	$(1,316,516)	$551,374
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	22,932	22,932	(1)	(585)	(22,346)	22,932
Balance as of March 31, 2015	$374,371	$374,371	$(2)	$88,940	$(463,309)	$374,371

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2014
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of March 31, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance as of March 31, 2014	$—	$—	$—	$—	$—	$—
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	—	(312)	—	—	—	(312)
Amounts related to share-based compensation	—	—	—	—	—	—
Share-based compensation expense	—	2,522	—	—	—	2,522
Balance as of March 31, 2014	$1,228,370	$550,968	$52,004	$35,677	$(1,316,516)	$550,503
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	107,576	76,259	(1)	1,998	(176,199)	9,633
Balance as of March 31, 2014	$107,576	$115,213	$(1)	$70,620	$(176,199)	$117,209

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2015 and 2014.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2015 and 2014. It also includes a discussion of our capital structure and available sources of liquidity.

   •  Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

The following MD&A is intended to help the reader understand our results of operations and financial condition.  This section is provided to supplement, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this Quarterly Report on Form 10-Q, this MD&A section and the consolidated financial statements in our Annual Report on Form 10-K.  Our Form 10-K contains a discussion of matters not included within this document, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2015, we had a total of 1,268 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.  We also own an ethanol production facility in Hereford, Texas and seven products terminals located in the Southeast United States.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented.

Subsequent to the separation, Murphy Oil continues to perform certain corporate functions on our behalf, for which we are charged a fee in accordance with the Transition Services Agreement entered into between Murphy Oil and Murphy USA on August 30, 2013 (the “Transition Services Agreement”).  There are also some services that are performed by Murphy USA on behalf of Murphy Oil and these are also being handled in accordance with the Transition Services Agreement.

The consolidated financial statements reflect our financial results as an independent company for all periods subsequent to the separation.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow, the gross margins on these volumes can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn and may be affected by future droughts and unfavorable planting and harvesting conditions and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Following a significant decline in crude prices in 2014, prices in early 2015 have increased by approximately 20%.  We expect volatility to continue throughout 2015. Margins for U.S. retail marketing were stronger than normal in the early part of the first quarter of 2015 but settled lower in the latter half of the period.  These fuel gross margins can change rapidly due to many factors.  Ethanol margins, however, have fallen off during the first quarter of 2015 following reported ethanol inventory builds and demand decreases during the quarter.

In addition, our cost of goods sold is impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in later

2014 and early 2015 compared to the same periods in the prior year.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior unsecured notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We have already repaid $150 million of this debt, which was represented by a term loan.  We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2015, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop approximately 200 new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed over the next few years. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all of the sites as contemplated under the agreement. To date, the agreement with respect to some of the 200 sites has been terminated due to various local conditions which would affect development including zoning and permitting restrictions.  We continue to work with Walmart to determine if these terminated sites will be replaced with other sites at a future date.    See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  We currently anticipate total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2015 to be approximately $230 million to $270 million.  The increase in planned capital expenditures in 2015 is due primarily to increased growth of retail sites compared to 2014 along with acquiring land in the current year for development in future years.  We intend to fund our capital program in 2015 primarily using operating cash flow or existing cash balances.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Despite a higher income tax rate in the current quarter ended March 31, 2015 due to certain discrete items, we currently estimate our ongoing effective tax rate to be approximately 38.5% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Business Segments

The Company has one operating segment which is Marketing.  This segment includes the bulk of the Company’s operating assets including retail marketing and product supply and wholesale operations.  The ethanol assets that remained after the disposition of Hankinson in 2013 were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”. Therefore, we have restated our segments for all prior periods to reflect one remaining reporting segment, Marketing.

The remaining ethanol facitlity (Hereford) began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations at that time of continued weak margins in the future.

We are currently considering strategic alternatives for the Hereford facility. As part of this effort, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been determined and this remaining ethanol asset does not meet the criteria for “held for sale” presentation at this time. Therefore, historical financial results for the Hereford plant are included in continuing operations for all periods presented.

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2014 included with our Annual Report on Form 10-K and Note 15 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2015.

Results of Operations

Consolidated Results

For the three month period ended March 31, 2015, the Company reported net income of $22.9 million or $0.50 per diluted share on revenue of $2.96 billion.  Net income was $9.6 million in 2014 or $0.21 per diluted share on $4.16 billion in revenue.

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Quarterly revenues for 2015 decreased $1.20 billion, or 28.9%, compared to Q1 2014.  The lower revenues were caused by lower fuel prices in all areas of the business in 2015.  Partially offsetting these lower revenues was an increase in total retail fuel volumes sold of 5.8% and increased store count in 2015.

Total cost of sales decreased $1.22 billion, or 30.8%, compared to 2014.  This decline is primarily due to lower fuel prices in all areas along with higher margins on most merchandise categories in the 2015 quarter.  Partially offsetting this decline was an increase in total cost of sales for the increased store count in 2015.

Operating expenses decreased $0.3 million or 0.2% from 2014.  This decrease was driven by lower credit card payment fees in 2015 due to significantly lower retail fuel prices partially offset by higher fuel sales volumes.

Selling, general and administrative (SG&A) expenses for 2015 increased $3.4 million, or 12.1%, from 2014.  The increase in SG&A costs is higher professional service fees related to various ongoing projects.

Interest expense decreased by $0.8 million in the first quarter 2015 compared to the prior year quarter due to repayment in May 2014 of a $150 million loan under our credit facilities.

Income tax expense for 2015 was higher than 2014 due to higher pre-tax income levels.  The effective tax rate was 42.7% for the 2015 quarter and 38.7% for the 2014 quarter.   The higher effective rate in the current quarter was primarily due to certain discrete items that impacted the 2015 period.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014
Marketing	$24,756	$13,761
Corporate and other assets	(1,824)	(4,909)
Discontinued operations	—	781
Net income	$22,932	$9,633

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Net income for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to:

•	Higher retail fuel margin per gallon
•	Increased retail fuel volumes
•	Higher merchandise gross margin dollars
•	Higher RIN sales revenue

The items below partially offset the improvement in earnings in the current period:

•	Higher income tax expense due to higher pre-tax earnings
•	Lower income from Hereford due to decreased crush spreads
•	Higher selling, general and administrative expense

(Thousands of dollars, except volume per store month and margins)	Three Months Ended March 31,
Marketing Segment	2015	2014

Revenues
Petroleum product sales	$2,358,079	$3,594,347
Merchandise sales	524,137	502,722
Other	38,288	18,368
Total revenues	$2,920,504	$4,115,437

Costs and operating expenses
Petroleum products cost of goods sold	2,261,086	3,500,346
Merchandise cost of goods sold	450,553	432,462
Station and other operating expenses	114,534	113,815
Depreciation and amortization	19,903	18,629
Selling, general and administrative	31,094	27,626
Accretion of asset retirement obligations	378	297
Total costs and operating expenses	$2,877,548	$4,093,175

Income from operations	$42,956	$22,262

Other income
Interest expense	(2)	—
Gain on sale of assets	4	170
Other nonoperating income	79	112
Total other income	$81	$282

Income from continuing operations
before income taxes	43,037	22,544
Income tax expense	18,281	8,783
Income from continuing operations	$24,756	$13,761

Gallons sold per store month	253,663	251,200
Fuel margin (cpg)	10.0	6.8
Fuel margin $ per store month	$25,283	$16,965
Total tobacco sales revenue per store month	$106,661	$109,283
Total non-tobacco sales revenue per store month	$31,438	$29,477
Total merchandise sales revenue per store month	$138,099	$138,760

Merchandise margin $ per store month	$19,388	$19,393
Merchandise margin as a percentage of merchandise sales	14.0%	14.0%
Store count at end of period	1,268	1,214
Total store months during the period	3,795	3,623

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Net income in the Marketing segment for 2015 increased $11.0 million over the 2014 period. The primary reason for this increase was an increase in retail fuel margins and volumes combined with increased merchandise margins.  Quarterly chain wide retail fuel sales volumes increased 5.8% to 962.7 million gallons sold in 2015 compared to 910.1 million gallons sold in 2014.

Quarterly merchandise margins in 2015 were higher than 2014.  The increase in gross margin dollars  of 4.7%  in the current period was due primarily to higher margins on tobacco merchandise (including cigarettes) and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.

Also impacting net income in the 2015 period was the sale of RINs of $37.6 million compared to $17.6 million in 2014.  During 2015, 54 million RINs were sold at an average selling price of $0.70 per RIN.

Total revenues for the Marketing segment were approximately $2.9 billion for the 2015 quarter and $4.1 billion for the 2014 quarter. Revenues included excise taxes collected and remitted to government authorities of $463  million in the 2015 period and $445  million in 2014.  The cause of the significant decline in revenues was a $1.13 per gallon reduction in retail fuel price in the 2015 quarter.

Total fuel sales volumes per station were up 1.0% to 253,663 gallons per store month in the 2015 period from 251,200 gallons per store month in 2014.    Retail fuel margin increased 47% in the 2015 quarter to 10.0 cpg, compared to 6.8 cpg in the prior year quarter.  Margins and volume were impacted favorably during the current period by increased volatility in the wholesale price environment compared to a flat to rising wholesale price in the prior year quarter.

Merchandise sales increased 4.3% to $524.1  million in 2015 from $502.7 million in 2014 because of an increase in non-tobacco sales of 11.7% combined with an increase in tobacco products revenue of 2.2%. Merchandise margins were flat at 14.0% for the current period although the mix of margins was slightly different due to higher cigarette margins.

Total product supply and wholesale margin dollars excluding RINs fell to a  loss of $1.1 million in the 2015 period compared to income of $29.8 million in the first quarter of 2014, which included a benefit of $17.8 million related to a LIFO decrement in the 2014 quarter.  Strong refining crack spreads along with ample fuel supply compressed margins and made for a challenging supply environment in 2015.

Station and other operating expenses increased $0.7 million in the current period compared to 2014 levels.  On an average per store month (APSM) basis expenses applicable to retail declined  4.6%, almost solely due to lower credit card fees, which declined primarily because of lower credit card fees due to lower sales prices and a change in mix of payment types partially offset by higher fuel sales volumes in the current quarter.

Depreciation expense increased $1.3 million in the 2015 period, an increase of 6.8% over the prior period. This increase was caused by more stores operating in the 2015 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $3.5 million, or 12.6%, in 2015.  This increase was primarily due to higher professional services fees related to ongoing projects.  Included in the station and other operating expense and SG&A expense totals above are $3.9 million and $3.7 million of combined operating expense and SG&A costs for the three months ended March 31, 2015 and 2014, respectively for product supply and wholesale operations.

Corporate and Other Assets

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

After-tax results for Corporate and other assets improved in the recently completed quarter to a loss of  $1.8 million compared to a loss of $4.9 million in the first quarter of 2014.  This increase was due primarily to settlement of an audit for sales and use tax partially offset by lower income from Hereford.  In the first quarter of 2015,  operating income from Hereford was a loss of $0.6 million compared to income of $1.2 million in the same quarter of 2014.  The decline in the current quarter was due to lower crush spreads caused by lower ethanol prices partially offset by significantly higher yields. In addition, interest expense was lower in the current period due to the May 2014 repayment of the $150 million term loan.

Balance Sheet Information

As of March 31, 2015, the Hereford ethanol subsidiary had total assets of $30 million, or 1.6% of our total assets, which were comprised primarily of accounts receivable and related inventories to operate the facility.  Also at March 31, 2015, the ethanol subsidiary had total current liabilities of $10 million, or 0.9% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ending March 31, 2015 and 2014.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Net income	$22,932	$9,633

Income taxes	17,089	5,600
Interest expense, net of interest income	6,456	9,080
Depreciation and amortization	21,178	19,661
EBITDA	67,655	43,974

(Income) loss from discontinued operations, net of tax	—	(781)
Accretion of asset retirement obligations	378	297
Gain on sale of assets	(4)	(170)
Other nonoperating income	(5,364)	(112)
Adjusted EBITDA	$62,665	$43,208

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

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Net cash provided by operating activities	$34,418	$112,837
Payments for property and equipment	(32,215)	(23,739)
Free cash flow	$2,203	$89,098

Capital Resources and Liquidity

Significant Sources of Capital

We obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  The $150 million term loan has been fully repaid as of May 2014.  At March 31, 2015 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the first quarter is approximately $239 million based on March 31, 2015 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $34 million for the three months ended March 31, 2015 and $113 million for the comparable period in 2014,  lower primarily because of less cash generated by adjustments to working capital positions in the 2015 period.  Net income increased $13 million in the first three months of 2015 compared to the corresponding period in 2014 and the amount of cash generated from adjustments of working capital in the 2014 period declined by $93 million.  The adjustments in working capital were caused by lower reductions in inventory and lower income tax payable reductions that occurred in the prior year.

Investing Activities

For the three months ended March 31, 2015, cash required by investing activities was $33 million compared to $23 million in the three months ended March 31, 2014. The higher investing cash use of $10 million was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth.

Financing Activities

Financing activities in the three months ended March 31, 2015 used cash of $42 million compared to use of $15 million in the three months ended March 31, 2014. This increased use of cash was due to repurchase of common shares in the current period of $39 million partially offset by no repeat of the term loan repayment in first quarter 2014.

Share Repurchase Authorization

On October 22, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million of the Company’s common stock.  The timing and number of shares repurchased under the program will be determined by management at its discretion, and will depend on a number of factors, including compliance with the terms of our outstanding indebtedness, general market and business conditions and applicable legal requirements.  The share repurchase program is expected to be completed by December 31, 2015.  We expect to use existing cash balances to fund the repurchase program.  As of March 31, 2015, we have repurchased nearly $41 million in shares under this current program including the fourth quarter of 2014 activity.

Debt

In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at March 31, 2015 and December 31, 2014 are as set forth below:

	March 31,	December 31,
(Thousands of dollars)	2015	2014
6% senior notes due 2023 (net of unamortized discount of $7,341 at March 2015 and $7,557 at December 2014)	$492,659	$492,443
Less unamortized debt issuance costs	(4,016)	(4,193)
Total notes payable, net	488,643	488,250
Capitalized lease obligations, vehicles, due through 2018	245	—

Less current maturities	(77)	—
Total long-term debt	$488,811	$488,250

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of March 31, 2015, our fixed charge coverage ratio was 1.17.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014
Marketing:
Company stores	$21,875	$19,408
Terminals	516	79
Sustaining capital	8,364	3,417
Corporate and other assets	1,757	835
Total	$32,512	$23,739

We currently expect capital expenditures for the full year 2015 to be approximately $230 million to $270 million, including $206 million to $246 million for the retail marketing business,  $4 million for the remaining ethanol facility, $15 million for product supply and wholesale operations and $5 million for Corporate and other assets needs.  See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. Within our retail marketing spending, we anticipate approximately $26 million will be sustaining capital with the remainder invested in construction of new Company stations and land acquisition.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2014.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2015 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have decreased the recorded net asset associated with these derivative contracts by approximately $0.1 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2014 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2015, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2015 to January 31, 2015	—	$—	—	$248,672,835
February 1, 2015 to February 28, 2015	16,000	71.61	16,000	247,527,015
March 1, 2015 to March 31, 2015	545,444	70.20	545,444	209,237,357
Three Months Ended March 31, 2015	561,444	$70.24	561,444	$209,237,357

(1)

Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directorsand announced on October 22, 2014 include authorization for the Company to acquire up to $250 million of its Common shares by December 31, 2015

ITEM 6. EXHIBITS

The Exhibit Index on page 44 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.

            (Registrant)

By _/s/ Donald R. Smith Jr.

Donald R. Smith Jr., Vice President

 and Controller (Chief Accounting Officer

  and Duly Authorized Officer)

May 5, 2015

EXHIBIT INDEX
Exhibit Number	Description

10.1*	Retirement Agreement for Senior Vice President, Jeffrey A. Goodwin
12*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.