Form 10-Q
period 2015-06-30
Murphy USA Inc.
filed 2015-08-06
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

    Yes☑  No

Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2015 was 46,767,164.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

Murphy USA Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Thousands of dollars)	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$121,445	$328,105
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015 and $4,456 in 2014	174,149	140,091
Inventories, at lower of cost or market	207,558	182,914
Prepaid expenses and other current assets	25,872	14,772
Total current assets	529,024	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $760,916 in 2015 and $730,202 in 2014	1,299,206	1,253,124
Other assets	13,804	11,058
Total assets	$1,842,034	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$122	$—
Trade accounts payable and accrued liabilities	456,763	386,999
Income taxes payable	6,024	25,600
Deferred income taxes	9,118	481
Total current liabilities	472,027	413,080

Long-term debt, including capitalized lease obligations	489,281	488,250
Deferred income taxes	109,213	118,609
Asset retirement obligations	23,241	22,245
Deferred credits and other liabilities	28,955	29,175
Total liabilities	1,122,717	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2015 and 2014, respectively)	468	468
Treasury stock (3,920,613 and 1,056,689 shares held at
June 30, 2015 and December 31, 2014, respectively)	(235,390)	(51,073)
Additional paid in capital (APIC)	553,677	557,871
Retained earnings	400,562	351,439
Total stockholders' equity	719,317	858,705
Total liabilities and stockholders' equity	$1,842,034	$1,930,064

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars except per share amounts)	2015	2014	2015	2014
Revenues
Petroleum product sales (a)	$2,858,910	$4,121,694	$5,216,989	$7,716,041
Merchandise sales	572,164	548,260	1,096,301	1,050,982
Ethanol sales and other	86,147	87,995	166,446	155,260
Total revenues	3,517,221	4,757,949	6,479,736	8,922,283
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	2,750,602	3,943,134	5,011,688	7,443,480
Merchandise cost of goods sold	488,540	472,909	939,093	905,371
Ethanol cost of goods sold	38,440	41,767	73,020	79,537
Station and other operating expenses	130,472	133,223	252,647	255,700
Depreciation and amortization	21,317	19,685	42,495	39,346
Selling, general and administrative	33,249	29,698	64,705	57,769
Accretion of asset retirement obligations	379	300	757	597
Total costs and operating expenses	3,462,999	4,640,716	6,384,405	8,781,800
Income from operations	54,222	117,233	95,331	140,483
Other income (expense)
Interest income	15	13	1,888	28
Interest expense	(8,329)	(10,527)	(16,658)	(19,622)
Gain (loss) on sale of assets	(23)	—	(19)	170
Other nonoperating income (expense)	(4,854)	894	510	1,006
Total other income (expense)	(13,191)	(9,620)	(14,279)	(18,418)
Income before income taxes	41,031	107,613	81,052	122,065
Income tax expense	14,840	34,381	31,929	39,981
Income from continuing operations	26,191	73,232	49,123	82,084
Income from discontinued operations, net of taxes	—	—	—	781
Net Income	$26,191	$73,232	$49,123	$82,865
Earnings per share - basic:
Income from continuing operations	$0.59	$1.58	$1.09	$1.76
Income from discontinued operations	—	—	—	0.02
Net Income - basic	$0.59	$1.58	$1.09	$1.78
Earnings per share - diluted:
Income from continuing operations	$0.59	$1.57	$1.09	$1.75
Income from discontinued operations	—	—	—	0.02
Net Income - diluted	$0.59	$1.57	$1.09	$1.77
Weighted-average shares outstanding (in thousands):
Basic	44,078	46,233	44,851	46,490
Diluted	44,409	46,527	45,218	46,708
Supplemental information:
(a) Includes excise taxes of:	$483,470	$483,082	$946,444	$928,487

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(Thousands of dollars)	2015	2014
Operating Activities
Net income	$49,123	$82,865
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	—	(781)
Depreciation and amortization	42,495	39,346
Amortization of deferred major repair costs	701	433
Deferred and noncurrent income tax credits	(9,397)	(10,938)
Accretion on discounted liabilities	757	597
Pretax (gains) losses from sale of assets	19	(170)
Net (increase) decrease in noncash operating working capital	(13,892)	18,866
Other operating activities - net	8,010	8,211
Net cash provided by continuing operations	77,816	138,429
Net cash provided by discontinued operations	—	134
Net cash provided by operating activities	77,816	138,563
Investing Activities
Property additions	(90,967)	(53,054)
Proceeds from sale of assets	91	279
Expenditures for major repairs	(690)	(728)
Investing activities of discontinued operations
Sales proceeds	—	1,097
Net cash required by investing activities	(91,566)	(52,406)
Financing Activities
Purchase of treasury stock	(189,834)	(50,021)
Repayments of long-term debt	(46)	(70,000)
Debt issuance costs	—	(99)
Amounts related to share-based compensation	(3,030)	(541)
Net cash required by financing activities	(192,910)	(120,661)
Net increase (decrease) in cash and cash equivalents	(206,660)	(34,504)
Cash and cash equivalents at January 1	328,105	294,741
Cash and cash equivalents at June 30	$121,445	$260,237

See notes to consolidated financial statements.

Murphy USA Inc.

Consolidated Statements of Changes in Equity

(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$107,576	$656,336
Net income	—	—	—	—	82,865	82,865
Purchase of treasury stock	—	—	(50,021)	—	—	(50,021)
Issuance of common stock	21,588	1	—	—	—	1
Amounts related to share-based compensation	—	—	—	(542)	—	(542)
Share-based compensation expense	—	—	—	4,849	—	4,849
Balance as of June 30, 2014	46,765,221	$468	$(50,021)	$552,600	$190,441	$693,488

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	49,123	49,123
Purchase of treasury stock	—	—	(189,834)	—	—	(189,834)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,517	(5,517)	—	—
Amounts related to share-based compensation	—	—	—	(3,030)	—	(3,030)
Share-based compensation expense	—	—	—	4,353	—	4,353
Balance as of June 30, 2015	46,767,164	$468	$(235,390)	$553,677	$400,562	$719,317

See notes to consolidated financial statements.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2015, Murphy USA had a total of 1,277 Company stations. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

Recently Issued Accounting Standards— In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs to more closely align with the presentation of debt discounts or premiums.  The debt issuance costs will continue to be amortized in the same way as before but presentation will reduce net debt at each financial statement date. The new standard is effective for all fiscal years beginning after December 15, 2015 and interim periods with those fiscal years.  Early adoption of this standard is permitted and the Company has elected to adopt this standard in its Quarterly Report on Form 10Q for the period ended March 31, 2015.  See Note 4 for additional disclosures required by the adoption of this change in accounting principle.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,” which states if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses.  If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance is effective for fiscal years, including interim periods within those years, beginning after December 15, 2015.  Companies may adopt the new guidance either prospectively for all arrangements entered into (or materially modified) after the effective date, or retrospectively.  Early adoption is permitted.  The Company is still evaluating the impact this standard will have on its cloud computing arrangements but no material changes are expected as a result of adoption of this standard.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations associated with the Hankinson discontinued operations for the 2014 period are presented in the following table.

(Thousands of dollars)	Six Months Ended June 30, 2014
Revenues	$—
Income from operations before income taxes	—
Gain on sale before income taxes	1,202
Total income from discontinued operations before taxes	1,202
Provision for income taxes	421
Income from discontinued operations	$781

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Previous Accounting Method	Effect of Change In	As Reported
(thousands of dollars)	June 30, 2015	Accounting Principle	June 30, 2015
Other assets	$17,642	(3,838)	13,804

Long-term debt	$493,119	(3,838)	489,281

	As Originally Reported	Effect of Change In	As Currently Reported
	December 31, 2014	Accounting Principle	December 31, 2014
Other assets	$15,251	(4,193)	11,058

Long-term debt	$492,443	(4,193)	488,250

Note 5 — Inventories

Inventories consisted of the following:

	June 30,	December 31,
(Thousands of dollars)	2015	2014
Finished products - FIFO basis	$291,986	$205,213
Less LIFO reserve - finished products	(195,891)	(144,283)
Finished products - LIFO basis	96,095	60,930
Store merchandise for resale	98,814	98,712
Corn based products	7,373	17,873
Materials and supplies	5,276	5,399
Total inventories	$207,558	$182,914

At June 30, 2015 and December 31, 2014, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $195,891,000 and $144,283,000, respectively. Corn based products consisted primarily of corn and wet distillers’ grains with solubles (WDGS), and were all valued on a first-in, first-out (FIFO) basis.

In the first quarter of 2014, the Company recognized a benefit of $17,781,000 related to a LIFO decrement that existed at that date that was not expected to be restored at year-end.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(Thousands of dollars)	2015	2014
6% senior notes due 2023 (net of unamortized discount of $7,125 at June 2015 and $7,557 at December 2014)	$492,875	$492,443
Less unamortized debt issuance costs	(3,838)	(4,193)
Total notes payable, net	489,037	488,250
Capitalized lease obligations, vehicles, due through 2018	366	—

Less current maturities	(122)	—
Total long-term debt	$489,281	$488,250

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of June 30, 2015, our fixed charge coverage ratio was 0.82; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2015 and December 31, 2014 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	June 30,	December 31,
(Thousands of dollars)	2015	2014
Balance at beginning of period	$22,245	$17,130
Accretion expense	757	1,200
Liabilities incurred	239	3,915
Balance at end of period	$23,241	$22,245

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month and six month periods ended June 30, 2015 and 2014, the Company’s effective tax rates were as follows:

	2015	2014
Three months ended June 30	36.2%	31.9%
Six months ended June 30	39.4%	32.8%

The effective tax rate for the three months ended June 30, 2015 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense which was partially offset by certain state refunds received.  The effective tax rate for the six months ended June 30, 2015 was higher than the U.S. Federal tax rate of 35% due primarily to U.S. state tax expense.  The effective tax rate for the three months and six months ended June 30, 2014 was below the U.S. Federal tax rate of 35% primarily due to a tax benefit recorded in the period that lowered the effective state tax rate.  This adjustment to a lower state tax rate generated a benefit of $6.8 million that was recorded during the second quarter of 2014.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of June 30, 2015, the earliest year remaining open for Federal audit and/or settlement is 2011 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 10, 2015, the Committee granted nonqualified stock options for 72,350 shares at an exercise price of $70.57 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $20.18 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.   There were 20,200 time-based restricted units granted at a grant date fair value of $70.57 along with 40,400 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $100.33 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $70.57 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

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

For the six months ended June 30, 2015 and 2014, share based compensation was $4.4 million and $4.8 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2015 was $3.4 million.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.   At June 30, 2015 and 2014, the Company had open physical delivery commitment contracts for purchase of approximately 6.6 million and 4.9 million bushels of corn, respectively, for processing at its ethanol plant. At June 30, 2015 and 2014, the Company had open physical delivery commitment contracts for sale of approximately 0.6 million and 0.8 million equivalent bushels, respectively, of WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at June 30, 2015 and 2014, the Company had outstanding derivative contracts with a net short volume of 2.5 million and 2.3 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts.   Additionally, at June 30, 2015 and 2014, the Company had outstanding derivative contracts with net short volumes of 1.5 million and 1.7 million bushels of corn, respectively, to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts decreased income before taxes by $1.1 million and increased income before taxes by $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and December 31, 2014, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	June 30, 2015				December 31, 2014

(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Accounts Receivable	$1,593	Accounts Payable	$2,649	Accounts Receivable	$74	Accounts Payable	$2,204

For the three month periods ended June 30, 2015 and 2014, the gains and losses recognized in the consolidated Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	Location	2015	2014	2015	2014
Commodity	Fuel and ethanol costs of goods sold	$(482)	$2,084	$1,714	$619

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at June 30, 2015 and December 31, 2014 are presented in the following tables:

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Assets Presented in
	of Recognized	Consolidated	the Consolidated
(Thousands of dollars)	Assets	Balance Sheet	Balance Sheet
At June 30, 2015
Commodity derivatives	$4,330	$(2,737)	$1,593
At December 31, 2014
Commodity derivatives	$93	$(19)	$74

		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Consolidated	in the Consolidated
	Liabilities	Balance Sheet	Balance Sheet
At June 30, 2015
Commodity derivatives	$5,386	$(2,737)	$2,649
At December 31, 2014
Commodity derivatives	$2,223	$(19)	$2,204

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant. Net derivative assets are included in Accounts Receivable presented in the table on the prior page and are included in Accounts Receivable on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table above and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At June 30, 2015 and December 31, 2014, cash deposits of $2.2 million and $2.8 million related to commodity derivative contracts were reported in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the corn-based derivative contracts at June 30, 2015 or December 31, 2014, respectively.

Note 11 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

During May 2014, the Company executed a share repurchase program that was approved by the Board of Directors for approximately $50 million worth of common stock of the Company.   At the completion of this plan, the Company had acquired 1,040,636 shares of common stock for an average price of $48.07 per share including brokerage fees.  The Company is currently executing the previously announced share repurchase program of $250 million that is expected to be completed by the end of 2015.  As of June 30, 2015, 2,999,616 shares have been acquired under the $250 million repurchase authorization.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per common share:
Net income attributable to common stockholders	$26,191	$73,232	$49,123	$82,865
Weighted average common shares outstanding (in thousands)	44,078	46,233	44,851	46,490
Total earnings per share	$0.59	$1.58	$1.09	$1.78

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income attributable to common stockholders	$26,191	$73,232	$49,123	$82,865
Weighted average common shares outstanding (in thousands)	44,078	46,233	44,851	46,490
Common equivalent shares:
Dilutive options	331	294	367	218
Weighted average common shares outstanding - assuming dilution (in thousands)	44,409	46,527	45,218	46,708
Earnings per share - assuming dilution	$0.59	$1.57	$1.09	$1.77

Note 12 — Other Financial Information

ETHANOL SALES AND OTHER – Ethanol sales and other revenue in the Consolidated Income Statements include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014
Sales of ethanol and related plant products	$49,190	$64,088	$90,938	$112,876
Renewable Identification Numbers (RINs) sales	36,248	23,261	73,847	40,854
Other	709	646	1,661	1,530
Total ethanol sales and other revenue	$86,147	$87,995	$166,446	$155,260

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $59,098,000 and $71,469,000 for the six month periods ended June 30, 2015 and 2014, respectively. Interest paid was $15,869,000 and $17,070,000 for the six month periods ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
(Thousands of dollars)	2015	2014
Accounts receivable	$(34,058)	$(63,984)
Inventories	(24,671)	13,019
Prepaid expenses	(11,099)	(1,063)
Accounts payable and accrued liabilities	66,909	91,480
Income taxes payable	(19,575)	(22,103)
Current deferred income tax liabilities	8,602	1,517
Net decrease (increase) in noncash operating working capital	$(13,892)	$18,866

Note 13 — Assets and Liabilities Measured at Fair Value

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value hierarchy is based on the quality of inputs used to measure fair value, with Level 1 being the highest quality and Level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets for

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at June 30, 2015 and December 31, 2014 are presented in the following table.

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$1,593	—	$1,593	—
Liabilities
Commodity derivative contracts	$(2,649)	—	$(2,649)	—

	Fair Value Measurements
	at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$74	—	$74	—
Liabilities
Commodity derivative contracts	$(2,204)	—	$(2,204)	—

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2015		At December 31, 2014
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(489,403)	$(510,860)	$(488,250)	$(510,344)

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2015, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2015. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discovering additional contamination or the imposition of new or revised requirements applicable to known contamination.

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc. the plaintiffs alleged that the Company had infringed on their electronic pricing system patents.  The Company claimed that its pricing system can be differentiated from the plaintiffs’ patents and that the plaintiffs’ patents were invalid.  Murphy Oil USA, Inc. agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  Trial was held in June 2015.  At trial, and before any judgment was entered for any party, a settlement was reached between the parties and the case was dismissed.  The settlement agreement resulted in the Company paying an immaterial amount to the plaintiffs for a license to use their patents for past and future periods.  As a result, a portion of the settlement amount was capitalized as a patent asset and will be amortized over the remaining life of the patents.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence and other insurance programs for general and auto liability. As of June 30, 2015, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $17.9 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2015, the Company had contingent liabilities of $17.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Business Segment

The Company has one operating segment which is Marketing.  This segment includes the bulk of the Company’s operating assets including retail marketing and product supply and wholesale operations.  The ethanol assets that remained after the disposition of Hankinson in 2013 were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”.  In addition, due to the sale of the

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hankinson entity, the Company also shows discontinued operations for the June 2014 year-to-date period for the prior Hankinson activity. Segment information is as follows:

		Three Months Ended
		June 30, 2015		June 30, 2014
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	June 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,656,430	$3,467,985	$33,467	$4,693,858	$71,660
Corporate and other assets	185,604	49,236	(7,276)	64,091	1,572
Total operating segment	1,842,034	3,517,221	26,191	4,757,949	73,232
Discontinued operations	—	—	—	—	—
Total	$1,842,034	$3,517,221	$26,191	$4,757,949	$73,232

		Six Months Ended
		June 30, 2015		June 30, 2014
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$6,388,489	$58,223	$8,809,295	$85,421
Corporate and other assets		91,247	(9,100)	112,988	(3,337)
Total operating segment		6,479,736	49,123	8,922,283	82,084
Discontinued operations		—	—	—	781
Total		$6,479,736	$49,123	$8,922,283	$82,865

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

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(unaudited)

(Thousands of dollars)	June 30, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$120,469	$—	$976	$—	$121,445
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015	—	170,928	—	3,221	—	174,149
Inventories, at lower of cost or market	—	193,405	—	14,153	—	207,558
Prepaid expenses and other current assets	—	25,269	—	2,302	(1,699)	25,872
Total current assets	—	510,071	—	20,652	(1,699)	529,024
Property, plant and equipment, at cost less accumulated depreciation and amortization of $760,916 in 2015	—	1,291,269	—	7,937	—	1,299,206
Investments in subsidiaries	1,629,400	178,048	—	—	(1,807,448)	—
Other assets	—	13,299	—	505	—	13,804
Deferred tax assets	—	—	—	19,202	(19,202)	—
Total assets	$1,629,400	$1,992,687	$—	$48,296	$(1,828,349)	$1,842,034
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$122	$—	$—	$—	$122
Inter-company accounts payable	241,182	(98,352)	(52,076)	(90,754)	—	—
Trade accounts payable and accrued liabilities	—	451,368	—	5,395	—	456,763
Income taxes payable	—	—	14	7,709	(1,699)	6,024
Deferred income taxes	—	9,160	—	(42)	—	9,118
Total current liabilities	241,182	362,298	(52,062)	(77,692)	(1,699)	472,027
Long-term debt, including capitalized lease obligations	—	489,281	—	—	—	489,281
Deferred income taxes	—	128,415	—	—	(19,202)	109,213
Asset retirement obligations	—	23,241	—	—	—	23,241
Deferred credits and other liabilities	—	28,955	—	—	—	28,955
Total liabilities	241,182	1,032,190	(52,062)	(77,692)	(20,901)	1,122,717
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at June 30, 2015)	468	1	60	—	(61)	468
Treasury Stock (3,920,613 shares held at June 30, 2015)	(235,390)	—	—	—	—	(235,390)
Additional paid in capital (APIC)	1,222,578	559,934	52,004	35,677	(1,316,516)	553,677
Retained earnings	400,562	400,562	(2)	90,311	(490,871)	400,562
Total stockholders' equity	1,388,218	960,497	52,062	125,988	(1,807,448)	719,317
Total liabilities and stockholders' equity	$1,629,400	$1,992,687	$—	$48,296	$(1,828,349)	$1,842,034

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$327,163	$—	$942	$—	$328,105
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	138,466	—	1,625	—	140,091
Inventories, at lower of cost or market	—	157,046	—	25,868	—	182,914
Prepaid expenses and other current assets	—	11,710	—	3,062	—	14,772
Total current assets	—	634,385	—	31,497	—	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $730,202 in 2014	—	1,248,081	—	5,043	—	1,253,124
Investments in subsidiaries	1,580,277	177,263	—	—	(1,757,540)	—
Other assets	—	10,543	—	515	—	11,058
Deferred tax assets	—	—	—	19,273	(19,273)	—
Total assets	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	51,348	82,528	(52,077)	(81,799)	—	—
Trade accounts payable and accrued liabilities	—	381,271	—	5,728	—	386,999
Income taxes payable	—	18,348	14	7,238	—	25,600
Deferred income taxes	—	522	—	(41)	—	481
Total current liabilities	51,348	482,669	(52,063)	(68,874)	—	413,080
Long-term debt, including capitalized lease obligations	—	488,250	—	—	—	488,250
Deferred income taxes	—	137,882	—	—	(19,273)	118,609
Asset retirement obligations	—	22,245	—	—	—	22,245
Deferred credits and other liabilities	—	29,175	—	—	—	29,175
Total liabilities	51,348	1,160,221	(52,063)	(68,874)	(19,273)	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2014)	468	1	60	—	(61)	468
Treasury Stock (1,056,689 shares held at December 31, 2014)	(51,073)	—	—	—	—	(51,073)
Additional paid in capital (APIC)	1,228,095	558,611	52,004	35,677	(1,316,516)	557,871
Retained earnings	351,439	351,439	(1)	89,525	(440,963)	351,439
Total stockholders' equity	1,528,929	910,051	52,063	125,202	(1,757,540)	858,705
Total liabilities and stockholders' equity	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,898,225	$—	$—	$(39,315)	$2,858,910
Merchandise sales	—	572,164	—	—	—	572,164
Ethanol sales and other	—	36,912	—	49,235	—	86,147
Total revenues	$—	$3,507,301	$—	$49,235	$(39,315)	$3,517,221
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,789,917	—	—	(39,315)	2,750,602
Merchandise cost of goods sold	—	488,540	—	—	—	488,540
Ethanol cost of goods sold	—	—	—	38,440	—	38,440
Station and other operating expenses	—	122,377	—	8,095	—	130,472
Depreciation and amortization	—	21,215	—	102	—	21,317
Selling, general and administrative	—	32,885	—	364	—	33,249
Accretion of asset retirement obligations	—	379	—	—	—	379
Total costs and operating expenses	—	3,455,313	—	47,001	(39,315)	3,462,999
Income (loss) from operations	$—	$51,988	$—	$2,234	$—	$54,222
Other income (expense)
Interest income	—	15	—	—	—	15
Interest expense	—	(8,329)	—	—	—	(8,329)
Gain (loss) on sale of assets	—	(23)	—	—	—	(23)
Other nonoperating income (expense)	—	(4,854)	—	—	—	(4,854)
Total other income (expense)	$—	$(13,191)	$—	$—	$—	$(13,191)
Income (loss) from continuing operations before income taxes	—	38,797	—	2,234	—	41,031
Income tax expense	—	13,976	—	864	—	14,840
Income (loss) from continuing operations	—	24,821	—	1,370	—	26,191
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	26,191	1,370	—	—	(27,561)	—
Net Income (Loss)	$26,191	$26,191	$—	$1,370	$(27,561)	$26,191

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,173,856	$—	$—	$(52,162)	$4,121,694
Merchandise sales	—	548,260	—	—	—	548,260
Ethanol sales and other	—	23,904	—	64,091	—	87,995
Total revenues	$—	$4,746,020	$—	$64,091	$(52,162)	$4,757,949
Costs and Operating Expenses
Petroleum product cost of goods sold	—	3,995,296	—	—	(52,162)	3,943,134
Merchandise cost of goods sold	—	472,909	—	—	—	472,909
Ethanol cost of goods sold	—	—	—	41,767	—	41,767
Station and other operating expenses	—	124,229	—	8,994	—	133,223
Depreciation and amortization	—	19,656	—	29	—	19,685
Selling, general and administrative	—	29,274	—	424	—	29,698
Accretion of asset retirement obligations	—	300	—	—	—	300
Total costs and operating expenses	—	4,641,664	—	51,214	(52,162)	4,640,716
Income from operations	$—	$104,356	$—	$12,877	$—	$117,233
Other income (expense)
Interest income	—	13	—	—	—	13
Interest expense	—	(10,527)	—	—	—	(10,527)
Gain on sale of assets	—	—	—	—	—	—
Other nonoperating income	—	94	—	800	—	894
Total other income (expense)	$—	$(10,420)	$—	$800	$—	$(9,620)
Income (loss) from continuing operations before income taxes	—	93,936	—	13,677	—	107,613
Income tax expense	—	29,533	—	4,848	—	34,381
Income from continuing operations	—	64,403	—	8,829	—	73,232
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	73,232	8,829	—	—	(82,061)	—
Net Income (Loss)	$73,232	$73,232	$—	$8,829	$(82,061)	$73,232

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$5,288,706	$—	$—	$(71,717)	$5,216,989
Merchandise sales	—	1,096,301	—	—	—	1,096,301
Ethanol sales and other	—	75,460	—	90,986	—	166,446
Total revenues	$—	$6,460,467	$—	$90,986	$(71,717)	$6,479,736
Costs and Operating Expenses
Petroleum product cost of goods sold	—	5,083,405	—	—	(71,717)	5,011,688
Merchandise cost of goods sold	—	939,093	—	—	—	939,093
Ethanol cost of goods sold	—	—	—	73,020	—	73,020
Station and other operating expenses	—	236,912	—	15,735	—	252,647
Depreciation and amortization	—	42,318	—	177	—	42,495
Selling, general and administrative	—	63,978	1	726	—	64,705
Accretion of asset retirement obligations	—	757	—	—	—	757
Total costs and operating expenses	—	6,366,463	1	89,658	(71,717)	6,384,405
Income from operations	$—	$94,004	$(1)	$1,328	$—	$95,331
Other income (expense)
Interest income	—	1,888	—	—	—	1,888
Interest expense	—	(16,658)	—	—	—	(16,658)
Gain (loss) on sale of assets	—	(19)	—	—	—	(19)
Other nonoperating income	—	510	—	—	—	510
Total other income (expense)	$—	$(14,279)	$—	$—	$—	$(14,279)
Income (loss) from continuing operations before income taxes	—	79,725	(1)	1,328	—	81,052
Income tax expense	—	31,387	—	542	—	31,929
Income (loss) from continuing operations	—	48,338	(1)	786	—	49,123
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	49,123	785	—	—	(49,908)	—
Net Income (Loss)	$49,123	$49,123	$(1)	$786	$(49,908)	$49,123

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$7,808,126	$—	$—	$(92,085)	$7,716,041
Merchandise sales	—	1,050,982	—	—	—	1,050,982
Ethanol sales and other	—	42,381	—	112,879	—	155,260
Total revenues	$—	$8,901,489	$—	$112,879	$(92,085)	$8,922,283
Costs and Operating Expenses
Petroleum product cost of goods sold	—	7,535,565	—	—	(92,085)	7,443,480
Merchandise cost of goods sold	—	905,371	—	—	—	905,371
Ethanol cost of goods sold	—	—	—	79,537	—	79,537
Station and other operating expenses	—	238,044	—	17,656	—	255,700
Depreciation and amortization	—	39,290	—	56	—	39,346
Selling, general and administrative	—	56,900	1	868	—	57,769
Accretion of asset retirement obligations	—	597	—	—	—	597
Total costs and operating expenses	—	8,775,767	1	98,117	(92,085)	8,781,800
Income from operations	$—	$125,722	$(1)	$14,762	$—	$140,483
Other income (expense)
Interest income	—	28	—	—	—	28
Interest expense	—	(19,622)	—	—	—	(19,622)
Gain on sale of assets	—	170	—	—	—	170
Other nonoperating income	—	206	—	800	—	1,006
Total other income (expense)	$—	$(19,218)	$—	$800	$—	$(18,418)
Income (loss) from continuing operations before income taxes	—	106,504	(1)	15,562	—	122,065
Income tax expense	—	34,465	—	5,516	—	39,981
Income (loss) from continuing operations	—	72,039	(1)	10,046	—	82,084
Income from discontinued operations, net of taxes	—	—	—	781	—	781
Equity earnings in affiliates, net of tax	190,441	79,448	—	—	(269,889)	—
Net Income (Loss)	$190,441	$151,487	$(1)	$10,827	$(269,889)	$82,865

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,123	$49,123	$(1)	$786	$(49,908)	$49,123
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	42,318	—	177	—	42,495
Amortization of deferred major repair costs	—	—	—	701	—	701
Deferred and noncurrent income tax charges (credits)	—	(9,468)	—	71	—	(9,397)
Accretion on discounted liabilities	—	757	—	—	—	757
Pretax losses from sale of assets	—	19	—	—	—	19
Net decrease (increase) in noncash operating working capital	—	(24,910)	—	11,018	—	(13,892)
Equity in earnings of affiliates	(49,123)	(785)	—	—	49,908	—
Other operating activities - net	—	8,010	—	—	—	8,010
Net cash provided by (required by) continuing operations	—	65,064	(1)	12,753	—	77,816
Net cash provided by discontinued operations	—	—	—	—	—	—
Net cash provided by (required by) operating activities	—	65,064	(1)	12,753	—	77,816
Investing Activities
Property additions	—	(87,895)	—	(3,072)	—	(90,967)
Proceeds from sale of assets	—	91	—	—	—	91
Expenditures for major repairs	—	—	—	(690)	—	(690)
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Net cash required by investing activities	—	(87,804)	—	(3,762)	—	(91,566)
Financing Activities
Purchase of treasury stock	(189,834)	—	—	—	—	(189,834)
Repayments of long-term debt	—	(46)	—	—	—	(46)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation activities	—	(3,030)	—	—	—	(3,030)
Net distributions to parent	189,834	(180,878)	1	(8,957)	—	—
Net cash provided by (required by) financing activities	—	(183,954)	1	(8,957)	—	(192,910)
Net increase (decrease) in cash and cash equivalents	—	(206,694)	—	34	—	(206,660)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at June 30	$—	$120,469	$—	$976	$—	$121,445

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$190,441	$151,487	$(1)	$10,827	$(269,889)	$82,865
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(781)	—	(781)
Depreciation and amortization	—	39,290	—	56	—	39,346
Amortization of deferred major repair costs	—		—	433	—	433
Deferred and noncurrent income tax charges (credits)	—	(19,336)	—	8,398	—	(10,938)
Accretion on discounted liabilities	—	597	—	—	—	597
Pretax gains from sale of assets	—	(170)	—	—	—	(170)
Net decrease (increase) in noncash operating working capital	—	22,703	—	(3,837)	—	18,866
Equity in earnings of affiliates	(190,441)	(79,448)	—	—	269,889	—
Other operating activities - net	—	8,211	—	—	—	8,211
Net cash provided by (required by) continuing operations	—	123,334	(1)	15,096	—	138,429
Net cash provided by discontinued operations	—	—	—	134		134
Net cash provided by (required by) operating activities	—	123,334	(1)	15,230	—	138,563
Investing Activities
Property additions	—	(52,781)	—	(273)	—	(53,054)
Proceeds from sale of assets	—	279	—	—	—	279
Expenditures for major repairs	—	—	—	(728)	—	(728)
Investing activities of discontinued operations
Sales proceeds	—	—	—	1,097	—	1,097
Net cash provided by (required by) investing activities	—	(52,502)	—	96	—	(52,406)
Financing Activities
Purchase of treasury stock	(50,021)	—	—	—	—	(50,021)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Debt issuance costs	—	(99)	—	—	—	(99)
Amounts related to share-based compensation activities	—	(541)	—	—	—	(541)
Net distributions to parent	50,021	(36,009)	1	(14,013)	—	—
Net cash provided by (required by) financing activities	—	(106,649)	1	(14,013)	—	(120,661)
Net increase (decrease) in cash and cash equivalents	—	(35,817)	—	1,313	—	(34,504)
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at June 30	$—	$258,924	$—	$1,313	$—	$260,237

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,517	—	—	—	—	5,517
Repurchase of common stock	(189,834)	—	—	—	—	(189,834)
Balance as of June 30, 2015	$(235,390)	$—	$—	$—	$—	$(235,390)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,517)	—	—	—	—	(5,517)
Amounts related to share-based compensation	—	(3,030)	—	—	—	(3,030)
Share-based compensation expense	—	4,353	—	—	—	4,353
Balance as of June 30, 2015	$1,222,578	$559,934	$52,004	$35,677	$(1,316,516)	$553,677
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	49,123	49,123	(1)	786	(49,908)	49,123
Balance as of June 30, 2015	$400,562	$400,562	$(2)	$90,311	$(490,871)	$400,562

Murphy USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2014
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of June 30, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	(50,021)	—	—	—	—	(50,021)
Balance as of June 30, 2014	$(50,021)	$—	$—	$—	$—	$(50,021)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	—	—	—	—	—	—
Amounts related to share-based compensation	—	(542)	—	—	—	(542)
Share-based compensation expense	—	4,849	—	—	—	4,849
Balance as of June 30, 2014	$1,228,370	$553,065	$52,004	$35,677	$(1,316,516)	$552,600
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	190,441	151,487	(1)	10,827	(269,889)	82,865
Balance as of June 30, 2014	$190,441	$190,441	$(1)	$79,449	$(269,889)	$190,441

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

   •  Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2015 and 2014.

   •  Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2015 and 2014. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2015, we had a total of 1,277 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.  We also own an ethanol production facility in Hereford, Texas and seven product terminals located in the Southeast United States.

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

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow, the gross margins on these volumes can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. In addition, our ethanol production operations are impacted by the price of corn and may be affected by unfavorable planting and harvesting conditions and by ethanol demand levels in the United States which can be impacted by foreign imports and Federal and state regulations.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. During the quarter, refined product prices experienced sharp increases which adversely impacted both retail margins and volumes.   Volumes were also negatively affected by the absence of the Walmart 15/10 cent discount program which was in effect the latter part of May and all of June in 2014.

In addition, our cost of goods sold is impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.  The increase in RIN values and ensuing changes to our supply mix resulted in higher RIN revenues in later 2014 and through 2015 compared to the same periods in the prior year.  Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Ethanol sales and other” in the Consolidated Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior unsecured notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We have already repaid $150 million of this debt, which was represented by a term loan.  We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At June 30, 2015, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

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

Despite a lower income tax rate in the current quarter ended June 30, 2015 due to certain discrete items, we currently estimate our ongoing effective tax rate to be approximately 38.5% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Business Segment

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

The remaining ethanol facility  (Hereford) began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations at the time of continued weak margins in the future.

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

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2014 included with our Annual Report on Form 10-K and Note 15 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2015.

Results of Operations

Consolidated Results

For the three month period ended June 30, 2015, the Company reported net income of $26.2 million or $0.59 per diluted share on revenue of $3.52 billion.  Net income was $73.2 million in 2014 or $1.57 per diluted share on $4.76 billion in revenue.

For the six month period ended June 30, 2015, the Company reported net income of $49.1 million or $1.09 per diluted share on revenue of $6.48 billion.  Net income was $82.9 million in 2014 or $1.77 per diluted share on $8.92 billion in revenue.

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Quarterly revenues for 2015 decreased $1.24 billion, or 26.1%, compared to Q2 2014.  The lower revenues were caused by lower fuel prices in all areas of the business in 2015.  Partially offsetting these lower revenues was an increase in store count in 2015.

Total cost of sales decreased $1.18 billion, or 26.5%, compared to 2014.  This decline is primarily due to lower fuel purchase costs in all areas in the 2015 quarter.  Partially offsetting this decline was an increase in total cost of sales for the increased store count in 2015.

Operating expenses decreased $2.8 million or 2.1% from 2014.  This decrease was driven by lower credit card payment fees in 2015 due to significantly lower retail fuel prices and a change in mix of payment types.

Selling, general and administrative (SG&A) expenses for 2015 increased $3.6 million, or 12.0%, from 2014.  The increase in SG&A costs is higher professional service fees related to various ongoing projects.

Interest expense decreased by $2.2 million in the second quarter 2015 compared to the prior year quarter due to repayment in May 2014 of a $150 million loan under our credit facilities and no repeat of $1.9 million in deferred debt costs associated with that term loan that were written off during the 2014 period.

Income tax expense for 2015 was higher than 2014 despite lower pre-tax income levels. The effective tax rate was 36.2% for the 2015 quarter and 31.9% for the 2014 quarter.   The higher effective rate in the

current quarter was primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Half year revenues for 2015 decreased $2.44 billion, or 27.4%, compared to the first half of 2014.  The lower revenues were caused by lower fuel prices and lower fuel volumes in all areas of the business in 2015.  Partially offsetting these lower revenues was an increase in store count in 2015.

Total cost of sales decreased $2.41 billion, or 28.5%, compared to 2014.  This decline is primarily due to lower fuel purchase costs in all areas in the 2015 quarter.  Partially offsetting this decline was an increase in total cost of sales for the increased store count in 2015.

Operating expenses decreased $3.0 million or 1.2% from 2014.  This decrease was driven by lower credit card payment fees in 2015 due to significantly lower retail fuel prices and a change in mix of payment types.

Selling, general and administrative (SG&A) expenses for 2015 increased $6.9 million, or 12.0%, from 2014.  The primary increase in SG&A costs is higher professional service fees related to various ongoing projects.

Interest expense decreased by $3.0 million in 2015 compared to the prior year due to repayment in May 2014 of a $150 million loan under our credit facilities and no repeat of $1.9 million in deferred debt costs associated with that term loan that were written off during the 2014 period.

Income tax expense for 2015 was lower than 2014 due to lower pre-tax income levels.  The effective tax rate was 39.4% for 2015 and 32.8% for 2014.   The higher effective rate in the period was primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014
Marketing	$33,467	$71,660	$58,223	$85,421
Corporate and other assets	(7,276)	1,572	(9,100)	(3,337)
Discontinued operations	—	—	—	781
Net income	$26,191	$73,232	$49,123	$82,865

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Net income for the three months ended June 30, 2015 decreased compared to the same period in 2014 primarily due to:

•	Lower results from product supply and wholesale operations due to less favorable margins
•	Lower retail fuel margin per gallon
•	Lower income from Hereford due to decreased crush spreads

The items below partially offset the decrease in earnings in the current period:

•	Lower income tax expense due to lower pre-tax earnings
•	Higher merchandise gross margin dollars
•	Higher RIN sales revenue

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Net income for the six months ended June 30, 2015 decreased compared to the same period in 2014 primarily due to:

•	Lower results from product supply and wholesale operations due to less favorable margins
•	Lower income from Hereford due to decreased crush spreads
•	Lower retail fuel margin per gallon

The items below partially offset the decrease in earnings in the current period:

•	Lower income tax expense due to lower pre-tax earnings
•	Higher merchandise gross margin dollars
•	Higher RIN sales revenue

(Thousands of dollars, except volume per store month and margins)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2015	2014	2015	2014

Revenues
Petroleum product sales	$2,858,910	$4,121,694	$5,216,989	$7,716,041
Merchandise sales	572,164	548,260	1,096,301	1,050,982
Other	36,911	23,904	75,199	42,272
Total revenues	$3,467,985	$4,693,858	$6,388,489	$8,809,295

Costs and operating expenses
Petroleum products cost of goods sold	2,750,602	3,943,134	5,011,688	7,443,480
Merchandise cost of goods sold	488,540	472,909	939,093	905,371
Station and other operating expenses	122,377	124,229	236,911	238,044
Depreciation and amortization	19,975	18,653	39,878	37,282
Selling, general and administrative	32,885	29,274	63,979	56,900
Accretion of asset retirement obligations	379	300	757	597
Total costs and operating expenses	$3,414,758	$4,588,499	$6,292,306	$8,681,674

Income from operations	$53,227	$105,359	$96,183	$127,621

Other income
Interest expense	(5)	—	(7)	—
Gain (loss) on sale of assets	(23)	—	(19)	170
Other nonoperating income	146	94	225	206
Total other income	$118	$94	$199	$376

Income from continuing operations
before income taxes	53,345	105,453	96,382	127,997
Income tax expense	19,878	33,793	38,159	42,576
Income from continuing operations	$33,467	$71,660	$58,223	$85,421

Gallons sold per store month	265,158	271,599	259,425	261,446
Fuel margin (cpg)	9.0	13.2	9.5	10.1
Fuel margin $ per store month	$23,958	$35,713	$24,619	$26,382

Total tobacco sales revenue per store month	$114,470	$116,893	$110,575	$113,105
Total non-tobacco sales revenue per store month	$35,528	$33,054	$33,488	$31,274
Total merchandise sales revenue per store month	$149,998	$149,947	$144,063	$144,379

Merchandise margin $ per store month	$21,923	$20,608	$20,658	$20,003
Merchandise margin as a percentage of merchandise sales	14.6%	13.7%	14.3%	13.9%
Store count at end of period	1,277	1,223	1,277	1,223
Total store months during the period	3,814	3,656	7,610	7,279

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Net income in the Marketing segment for 2015 decreased $38.2 million over the 2014 period. The primary reason for this decline was a decrease in retail fuel margins along with lower wholesale margins partially offset by higher total retail fuel volumes and increased merchandise margins.  Quarterly chain wide retail fuel sales volumes increased 1.9% to 1.01 billion gallons sold in 2015 compared to 993.1 million gallons sold in 2014.

Quarterly merchandise margins in 2015 were higher than 2014.  The increase in gross margin dollars of 11.0% in the current period was due primarily to higher margins on tobacco merchandise (including cigarettes) and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.

Also impacting net income in the 2015 period was the sale of RINs of $36.2 million compared to $23.3 million in 2014.  During 2015, 58 million RINs were sold at an average selling price of $0.62 per RIN.

Total revenues for the Marketing segment were approximately $3.5 billion for 2015 and $4.7 billion for 2014. Revenues included excise taxes collected and remitted to government authorities of $483 million in 2015 and 2014.  The cause of the significant decline in revenues was a $1.05 per gallon reduction in retail fuel price in the 2015 quarter.

Total fuel sales volumes per station were down 2.4% to 265,158 gallons per store month in the 2015 period from 271,599 gallons per store month in 2014.  Retail fuel margin declined  32% in the 2015 quarter to 9.0 cpg, compared to 13.2 cpg in the prior year quarter.  During the quarter, refined product prices experienced seasonal gains which adversely impacted both retail margins and volumes.  Volumes were also negatively affected by the absence of the Walmart 10/15 cent discount program which was in effect the latter part of May and all of June in 2014.

Merchandise sales increased 4.4% to $572.2 million in 2015 from $548.3 million in 2014 because of an increase in non-tobacco sales of 12.1% combined with an increase in tobacco products revenue of 2.2%. Merchandise margins were higher at 14.6% for the current period due to higher cigarette margins.

Total product supply and wholesale margin dollars excluding RINs were $14.4 million in the 2015 period compared to income of $45.4 million in 2014. Strong refining crack spreads along with ample fuel supply compressed margins and continue a challenging supply environment in 2015.

Station and other operating expenses decreased $1.9 million in the current period compared to 2014 levels.  On an average per store month (APSM) basis expenses applicable to retail declined 6.3%, almost solely due to lower credit card fees, which declined primarily because of lower sales prices and a change in mix of payment types partially offset by higher total retail fuel sales volumes in the current quarter.

Depreciation expense increased $1.3 million in the 2015 period, an increase of 7.1% over the prior period. This increase was caused by more stores operating in the 2015 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $3.6 million, or 12.3%, in 2015.  This increase was primarily due to higher professional services fees related to ongoing projects.  Included in the station and other operating expense and SG&A expense totals above are $3.6 million of combined operating expense and SG&A costs for each of the three months ended June 30, 2015 and 2014, for product supply and wholesale operations.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Net income in the Marketing segment for 2015 decreased $27.2 million over the 2014 period. The primary reason for this decrease was a decrease in retail fuel margins along with lower wholesale margins partially offset by higher total retail fuel volumes and increased merchandise margins.  Chain wide retail fuel sales volumes increased 3.7% to 1.97 billion gallons sold in 2015 compared to 1.90 billion gallons sold in 2014.

Merchandise margins in 2015 were higher than 2014.  The increase in gross margin dollars of 8.0% in the current period was due primarily to higher margins on tobacco merchandise (including cigarettes) and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.

Also impacting net income in the 2015 period was the sale of RINs of $73.8 million compared to $40.9 million in 2014.  During 2015, 112 million RINs were sold at an average selling price of $0.66 per RIN.

Total revenues for the Marketing segment were approximately $6.4 billion for 2015 and $8.8 billion for 2014. Revenues included excise taxes collected and remitted to government authorities of $946 million in 2015 and $928 million in 2014.  The cause of the significant decline in revenues was a $1.09 per gallon reduction in retail fuel price in the 2015 period.

Total fuel sales volumes per station were down 0.8% to 259,425 gallons per store month in the 2015 period from 261,446 gallons per store month in 2014.  Retail fuel margin declined 6% in 2015 to 9.5 cpg, compared to 10.1 cpg in the prior year.  During the latter part of the six months, refined product prices experienced seasonal gains which adversely impacted both retail margins and volumes.   Volumes were also negatively affected by the absence of the Walmart 10/15 cent discount program which was in effect the latter part of May and all of June in 2014.

Merchandise sales increased 4.3% to $1.10 billion in 2015 from $1.05 billion in 2014 because of an increase in non-tobacco sales of 11.9% combined with an increase in tobacco products revenue of 2.2%. Merchandise margins were higher at 14.3% for the current period due to higher cigarette margins.

Total product supply and wholesale margin dollars excluding RINs were $13.3 million in the 2015 period compared to income of $75.2 million in 2014. Strong refining crack spreads along with ample fuel supply compressed margins and continue a challenging supply environment in 2015.

Station and other operating expenses decreased $1.1 million in the current period compared to 2014 levels.  On an average per store month (APSM) basis expenses applicable to retail declined 5.5%, almost solely due to lower credit card fees, which declined primarily because of lower sales prices and a change in mix of payment types partially offset by higher total retail fuel sales volumes in the current year.

Depreciation expense increased $2.6 million in the 2015 period, an increase of 7.0% over the prior period. This increase was caused by more stores operating in the 2015 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $7.1 million, or 12.4%, in 2015.  This increase was primarily due to higher professional services fees related to ongoing projects.  Included in the station and other operating expense and SG&A expense totals above are $7.5 million and $7.3 million of combined operating expense and SG&A costs for the six months ended June 30, 2015 and 2014, respectively for product supply and wholesale operations.

The Company has an ownership interest in a pipeline that connects from Clovelly, Louisiana to Alliance, Louisiana and ultimately ends in Meraux, Louisiana.  This pipeline is used to move crude oil for two major customers under long-term supply agreements.  We are currently considering strategic alternatives for the pipeline asset. As part of this effort, we are evaluating various factors including the appropriate timing and market conditions to maximize value in any potential sale; however, a final decision has not yet been determined and this pipeline asset does not meet the criteria for “held for sale” presentation at this time. Historical financial results for the pipeline asset are immaterial; however, any potential gain on sale of this asset could be material to the Company if a sale is ultimately consummated.

Same store sales comparison

	SSS	APSM	SSS	APSM
	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
Fuel gallons per month	(2.1%)	(2.4%)	(0.6%)	(0.8%)

Merchandise sales	0.9%	0.0%	0.9%	(0.2%)
Tobacco sales	(0.5%)	(2.1%)	(0.4%)	(2.2%)
Non tobacco sales	6.1%	7.5%	5.8%	7.1%

Merchandise margin	6.9%	6.4%	3.8%	3.2%
Tobacco margin	6.8%	4.9%	3.3%	1.5%
Non tobacco margin	7.2%	8.6%	4.7%	5.9%

Historically, the Company has used the APSM metric to represent certain data on a per site basis.  The APSM metric includes all stores open through the date of the calculation.  Other retailers have used same store sales (SSS) as their metric.  The table above shows the comparison of APSM to SSS for 3 specific items.  In most cases, the SSS metric is more favorable than the APSM metric.  The primary reason for this is that SSS does not include new stores that have been opened a short time and are still developing their customer base.  The difference between the APSM and SSS results highlights the impact of our growing mix of small store formats (e.g. 1200 sq. ft.) which have a higher mix of non tobacco sales and a ramp up period on tobacco sales.

The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be immaterial and will also remain in the calculation.  Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2014 for the sites being compared in the 2015 versus 2014 calculations).

Corporate and Other Assets

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

After-tax results for Corporate and other assets decreased in the recently completed quarter to a loss of $7.3 million compared to income of $1.6 million in the second quarter of 2014.  This decrease was due primarily to lower income from Hereford in the current period.  In the second quarter of 2015, operating income from Hereford was income of $1.4 million compared to income of $8.8 million in the same quarter of 2014.  The decline in the current quarter was due to lower crush spreads caused by lower ethanol prices partially offset by record high yields. In addition, interest expense was lower in the current period due to the May 2014 repayment of the $150 million term loan and partially offset by no repeat of the $1.9 million write-off of deferred debt cost in 2014.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

After-tax results for Corporate and other assets decreased in 2015 to a loss of $9.1 million compared to a loss of $3.3 million in 2014.  This decrease was due primarily to lower income from Hereford in the current period.  In 2015, operating income from Hereford was $0.8 million compared to income of $10.0 million in 2014.  The decline in the current six months was due to lower crush spreads caused by lower ethanol prices partially offset by record high yields. In addition, interest expense was lower in the current year due to the May 2014 repayment of the $150 million term loan and partially offset by no repeat of the $1.9 million write-off of deferred debt cost in 2014.

Balance Sheet Information

As of June 30, 2015, the Hereford ethanol subsidiary had total assets of $29 million, or 1.6% of our total assets, which were comprised primarily of accounts receivable and related inventories to operate the facility.  Also at June 30, 2015, the ethanol subsidiary had total current liabilities of $13 million, or 1.2% of our total liabilities.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ending June 30, 2015 and 2014.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014

Net income	$26,191	$73,232	$49,123	$82,865

Income taxes	14,840	34,381	31,929	39,981
Interest expense, net of interest income	8,314	10,514	14,770	19,594
Depreciation and amortization	21,317	19,685	42,495	39,346
EBITDA	70,662	137,812	138,317	181,786

(Income) loss from discontinued operations, net of tax	—	—	—	(781)
Accretion of asset retirement obligations	379	300	757	597
(Gain) loss on sale of assets	23	—	19	(170)
Other nonoperating (income) expense	4,854	(894)	(510)	(1,006)
Adjusted EBITDA	$75,918	$137,218	$138,583	$180,426

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014

Net cash provided by operating activities	$43,398	$25,726	$77,816	$138,429
Payments for property and equipment	(58,752)	(29,315)	(90,967)	(53,054)
Free cash flow	$(15,354)	$(3,589)	$(13,151)	$85,375

Capital Resources and Liquidity

Significant Sources of Capital

We obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  The $150 million term loan has been fully repaid as of May 2014.  At June 30, 2015 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the second quarter is approximately $297 million based on June 30, 2015 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $78 million for the six months ended June 30, 2015 and $139 million for the comparable period in 2014,  lower primarily because of less cash generated by adjustments to working capital positions in the 2015 period.  Net income decreased $34 million in 2015 compared to the corresponding period in 2014 and the amount of cash generated from adjustments of working capital in the 2014 period increased by $33 million.  The adjustments in working capital were primarily attributable to increases in working capital that occurred in the current year.

Investing Activities

For the six months ended June 30, 2015, cash required by investing activities was $92 million compared to $52 million in the six months ended June 30, 2014. The higher investing cash use of $39 million was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth.

Financing Activities

Financing activities in the six months ended June 30, 2015 used cash of $193 million compared to use of $121 million in the six months ended June 30, 2014. This increased use of cash was due to increased repurchase of common shares in the current period of $140 million partially offset by no repeat of the term loan repayment in second quarter 2014.

Share Repurchase Authorization

On October 22, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million of the Company’s common stock.  The timing and number of shares repurchased under the program will be determined by management at its discretion, and will depend on a number of factors, including compliance with the terms of our outstanding indebtedness, general market and business conditions and applicable legal requirements.  The share repurchase program is expected to be completed by December 31, 2015.  As of June 30, 2015, we have repurchased $191 million in shares under this current program including the fourth quarter of 2014 activity.   We anticipate that the remaining purchases under this share repurchase program will be funded through existing cash balances and operating cash flows, and, if needed, borrowings under the $450 million ABL facility.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.

 Debt

In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at June 30, 2015 and December 31, 2014 are as set forth below:

	June 30,	December 31,
(Thousands of dollars)	2015	2014
6% senior notes due 2023 (net of unamortized discount of $7,125 at June 2015 and $7,557 at December 2014)	$492,875	$492,443
Less unamortized debt issuance costs	(3,838)	(4,193)
Total notes payable, net	489,037	488,250
Capitalized lease obligations, vehicles, due through 2018	366	—

Less current maturities	(122)	—
Total long-term debt	$489,281	$488,250

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of June 30, 2015, our fixed charge coverage ratio was 0.82; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014
Marketing:
Company stores	$47,328	$25,464	$69,203	$44,871
Terminals	914	351	1,430	430
Sustaining capital	7,303	2,467	15,667	5,884
Corporate and other assets	3,321	1,033	5,078	1,869
Total	$58,866	$29,315	$91,378	$53,054

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2015 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have increased the recorded net liability associated with these derivative contracts by approximately $0.4 million, while a 10% decrease would have decreased the recorded net liability by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2014 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2015, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

In the case Freeny v. Murphy Oil Corporation and Murphy Oil USA, Inc. the plaintiffs alleged that the Company had infringed on their electronic pricing system patents.  The Company claimed that its pricing system can be differentiated from the plaintiffs’ patents and that the plaintiffs’ patents were invalid.  Murphy Oil USA, Inc. agreed to defend and indemnify Murphy Oil Corporation in this matter as required by the terms of the Separation Agreement.  Trial was held in June 2015.  At trial, and before any judgment was entered for any party, a settlement was reached between the parties and the case was dismissed.  The settlement agreement resulted in the Company paying an immaterial amount to the plaintiffs for a license to use their patents for past and future periods.  As a result, a portion of the settlement amount was capitalized as a patent asset and will be amortized over the remaining life of the patents.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2015 to April 30, 2015	398,740	$70.16	398,740	$181,260,628
May 1, 2015 to May 31, 2015	1,439,867	61.40	1,439,867	92,859,339
June 1, 2015 to June 30, 2015	577,795	58.88	577,795	58,837,994
Three Months Ended June 30, 2015	2,416,402	$62.24	2,416,402	$58,837,994

(1)

Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on October 22, 2014 include authorization for the Company to acquire up to $250 million of its Common shares by December 31, 2015

ITEM 6. EXHIBITS

The Exhibit Index on page 49 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.

            (Registrant)

By _/s/ Donald R. Smith Jr.

Donald R. Smith Jr., Vice President

 and Controller (Chief Accounting Officer

  and Duly Authorized Officer)

August 6, 2015

EXHIBIT INDEX
Exhibit Number	Description

10.1	Retirement Agreement for Senior Vice President, Jeffrey A. Goodwin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2015)
12*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.