Form 10-Q
period 2015-09-30
Murphy USA Inc.
filed 2015-11-05
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
☑ Yes     __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes    __ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑ Accelerated filer __ Non-accelerated filer __ Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  __Yes        ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2015 was 46,767,164.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Thousands of dollars)	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$65,302	$327,163
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015 and $4,456 in 2014	144,208	138,466
Inventories, at lower of cost or market	165,092	157,046
Prepaid expenses and other current assets	11,774	11,710
Current assets held for sale	34,943	31,497
Total current assets	421,319	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $707,119 in 2015 and $663,067 in 2014	1,332,182	1,248,081
Other assets	12,992	10,543
Noncurrent assets held for sale	—	5,558
Total assets	$1,766,493	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$182	$—
Trade accounts payable and accrued liabilities	364,706	381,271
Income taxes payable	6,665	18,362
Deferred income taxes	9,476	522
Current liabilities held for sale	15,208	12,925
Total current liabilities	396,237	413,080

Long-term debt, including capitalized lease obligations	489,729	488,250
Deferred income taxes	107,231	118,609
Asset retirement obligations	23,702	22,245
Deferred credits and other liabilities	26,154	29,175
Total liabilities	1,043,053	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2015 and 2014, respectively)	468	468
Treasury stock (5,089,605 and 1,056,689 shares held at
September 30, 2015 and December 31, 2014, respectively)	(294,206)	(51,073)
Additional paid in capital (APIC)	556,085	557,871
Retained earnings	461,093	351,439
Total stockholders' equity	723,440	858,705
Total liabilities and stockholders' equity	$1,766,493	$1,930,064
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars except per share amounts)	2015	2014	2015	2014
Revenues
Petroleum product sales (a)	$2,770,169	$4,035,406	$7,987,158	$11,751,447
Merchandise sales	591,584	560,993	1,687,885	1,611,975
Other operating revenues	20,754	26,210	96,214	68,591
Total revenues	3,382,507	4,622,609	9,771,257	13,432,013
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	2,594,273	3,866,413	7,605,961	11,309,893
Merchandise cost of goods sold	505,200	483,941	1,444,293	1,389,312
Station and other operating expenses	121,551	123,139	358,463	361,183
Depreciation and amortization	21,695	19,598	64,013	58,888
Selling, general and administrative	33,016	29,725	96,995	86,626
Accretion of asset retirement obligations	380	300	1,137	897
Total costs and operating expenses	3,276,115	4,523,116	9,570,862	13,206,799
Income from operations	106,392	99,493	200,395	225,214
Other income (expense)
Interest income	20	13	1,908	41
Interest expense	(8,382)	(8,612)	(25,040)	(28,234)
Gain (loss) on sale of assets	(4,072)	—	(4,091)	170
Other nonoperating income	106	115	616	321
Total other income (expense)	(12,328)	(8,484)	(26,607)	(27,702)
Income before income taxes	94,064	91,009	173,788	197,512
Income tax expense	34,043	34,377	65,430	68,842
Income from continuing operations	60,021	56,632	108,358	128,670
Income from discontinued operations, net of taxes	510	6,019	1,296	16,846
Net Income	$60,531	$62,651	$109,654	$145,516
Earnings per share - basic:
Income from continuing operations	$1.41	$1.24	$2.46	$2.79
Income from discontinued operations	0.01	0.13	0.03	0.36
Net Income - basic	$1.42	$1.37	$2.49	$3.15
Earnings per share - diluted:
Income from continuing operations	$1.40	$1.23	$2.44	$2.77
Income from discontinued operations	0.01	0.13	0.03	0.36
Net Income - diluted	$1.41	$1.36	$2.47	$3.13
Weighted-average shares outstanding (in thousands):
Basic	42,437	45,726	44,038	46,233
Diluted	42,760	46,090	44,389	46,500
Supplemental information:
(a) Includes excise taxes of:	$513,427	$501,859	$1,459,871	$1,430,345

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$109,654	$145,516
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of taxes	(1,296)	(16,846)
Depreciation and amortization	64,013	58,888
Deferred and noncurrent income tax credits	(11,939)	(24,008)
Accretion on discounted liabilities	1,137	897
Pretax (gains) losses from sale of assets	4,091	(170)
Net (increase) decrease in noncash operating working capital	(33,194)	15,397
Other operating activities - net	5,428	10,985
Net cash provided by continuing operations	137,894	190,659
Net cash provided by discontinued operations	10,948	25,791
Net cash provided by operating activities	148,842	216,450
Investing Activities
Property additions	(151,521)	(84,355)
Proceeds from sale of assets	725	279
Purchase of intangible assets	(2,889)	(10,631)
Investing activities of discontinued operations
Sales proceeds	—	1,097
Other	(4,945)	(1,672)
Net cash required by investing activities	(158,630)	(95,282)
Financing Activities
Purchase of treasury stock	(248,695)	(50,021)
Repayments of long-term debt	(89)	(70,000)
Debt issuance costs	(58)	(950)
Amounts related to share-based compensation	(3,036)	(674)
Net cash required by financing activities	(251,878)	(121,645)
Net decrease in cash and cash equivalents	(261,666)	(477)
Cash and cash equivalents at January 1	328,105	294,741
Cash and cash equivalents at September 30	66,439	294,264
Less: Cash and cash equivalents held for sale	1,137	1,198
Cash and cash equivalents of continuing operations at September 30	$65,302	$293,066

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$107,576	$656,336
Net income	—	—	—	—	145,516	145,516
Purchase of treasury stock	—	—	(50,021)	—	—	(50,021)
Issuance of common stock	23,531	1	—	—	—	1
Issuance of treasury stock	—	—	106	(106)	—	—
Amounts related to share-based compensation	—	—	—	(676)	—	(676)
Share-based compensation expense	—	—	—	7,384	—	7,384
Balance as of September 30, 2014	46,767,164	$468	$(49,915)	$554,895	$253,092	$758,540

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	109,654	109,654
Purchase of treasury stock	—	—	(248,695)	—	—	(248,695)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,562	(5,562)	—	—
Amounts related to share-based compensation	—	—	—	(3,035)	—	(3,035)
Share-based compensation expense	—	—	—	6,811	—	6,811
Balance as of September 30, 2015	46,767,164	$468	$(294,206)	$556,085	$461,093	$723,440

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 23 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2015, Murphy USA had a total of 1,291 Company stations. The Company acquired a partially constructed ethanol production facility in Hereford, Texas, in late 2010. The Hereford facility is designed to produce 105 million gallons of corn-based ethanol per year, and it began operations near the end of the first quarter of 2011.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Related Party Transactions

Transition Services Agreement

In conjunction with the separation, we entered into a Transition Services Agreement (“Agreement”) with Murphy Oil on August 30, 2013.  This Agreement set forth the terms on which Murphy Oil provided to us, and we provided to Murphy Oil, on a temporary basis, certain services or functions that the companies had historically shared.  Transition services included administrative, payroll, human resources, information technology and network transition services, tax, treasury and other support and corporate services.  The Agreement provided for the provision of specified transition services generally for a period of up to eighteen months, with a possible extension of six months, on a cost basis. All areas of the Agreement have now expired as of September 30, 2015.  We record the fee Murphy Oil charged us for these services as a component of general and administrative expenses.

Note 3 – Discontinued Operations

In November 2013, the Company announced that it had entered into negotiations to sell its Hankinson, North Dakota ethanol production facility as part of management’s strategic plan to exit non-core businesses. On December 19, 2013, the Company sold its wholly-owned subsidiary Hankinson Renewable Energy, LLC which owned and operated an ethanol manufacturing facility in Hankinson, North Dakota, and its related assets for $170 million plus working capital adjustments of approximately $3.1 million. During January 2014, the final adjustments to working capital were made and the Company received an additional $1.1 million in sales proceeds which has been included in discontinued operations for the first quarter of 2014.  The Company has accounted for all operations related to Hankinson Renewable, LLC as discontinued operations for all periods presented. The after-tax gain from disposal of the subsidiary (including associated inventories) was $52.5 million in 2013 with an additional $0.8 million in 2014 related to the final working capital adjustment.

The results of operations associated with the Hankinson discontinued operations for the 2014 period are presented in the following table.

(Thousands of dollars)	Nine Months Ended September 30, 2014
Revenues	$—
Income from operations before income taxes	—
Gain on sale before income taxes	1,202
Total income from discontinued operations before taxes	1,202
Provision for income taxes	421
Income from discontinued operations	$781

In September 2015, the Company determined that it had met held for sale criteria for its Hereford, Texas ethanol production facility. On September 25, 2015, the Company signed a letter of intent to sell this subsidiary for a gain and, subject to customary closing conditions, we expect to close this transaction in the fourth quarter of 2015. We have classified the results of the Hereford plant as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with discontinued operations are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of September 30, 2015 are classified as current in our condensed consolidated balance sheet as we expect to close the transaction discussed above within one year. The Company believes that selling the ethanol plant represents a strategic shift for the Company and that the financial results of the plant meet the quantitative and qualitative thresholds discussed in ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity.

The financial results of our Hereford plant through September 30, 2015 are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The results of the Hereford ethanol plant have been included along with "Corporate" as a reconciling item within our segment footnote. The following table presents financial results of the Hereford business:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Revenues
Ethanol sales	$45,187	$56,165	$136,173	$169,045
Total revenues	45,187	56,165	136,173	169,045
Costs and operating expenses
Ethanol cost of goods sold	36,186	37,684	109,206	117,221
Station and other operating expenses	7,651	8,748	23,385	26,404
Depreciation and amortization	116	30	293	87
Selling, general and administrative expenses	373	380	1,100	1,248
Total costs and operating expenses	44,326	46,842	133,984	144,960
Income from operations	861	9,323	2,189	24,085
Other income (expense)
Gain (loss) on sale of assets	—	—	—	—
Other nonoperating income (expense)	—	—	—	800
Total other income (expense)	—	—	—	800
Income before income taxes	861	9,323	2,189	24,885
Income taxes	351	3,304	893	8,820
Net income	$510	$6,019	$1,296	$16,065

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities:

(Thousands of dollars)	September 30, 2015	December 31, 2014
Carrying amount of assets included as part of discontinued operations:
Cash and cash equivalents	$1,137	$942
Accounts receivable - trade	2,266	1,625
Inventories, at lower of cost or market	20,577	25,868
Prepaid expenses and other current assets	1,783	3,062
Property, plant and equipment, net	8,352	5,043
Other assets	828	515
Total assets classified as held for sale in the condensed consolidated balance sheet	$34,943	$37,055

(Thousands of dollars)	September 30, 2015	December 31, 2014
Carrying amount of liabilities included as part of discontinued operations:
Trade accounts payable and accrued liabilities	$7,236	$5,728
Income taxes payable	8,013	7,238
Deferred income taxes	(41)	(41)
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$15,208	$12,925

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents cash flow of the Hereford ethanol plant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Net cash provided by (used in) discontinued operating activities	(1,804)	10,561	10,948	25,657
Net cash used in discontinued investing activities	(1,183)	(671)	(4,945)	(1,672)

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

	Previous Accounting Method	Effect of Change In	As Reported
(thousands of dollars)	September 30, 2015	Accounting Principle	September 30, 2015
Other assets	$16,698	(3,706)	12,992

Long-term debt	$493,435	(3,706)	489,729

	As Originally Reported	Effect of Change In	As Currently Reported
	December 31, 2014	Accounting Principle	December 31, 2014
Other assets	$14,736	(4,193)	10,543

Long-term debt	$492,443	(4,193)	488,250

Note 5 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	September 30, 2015	December 31, 2014
Finished products - FIFO basis	$196,809	$200,272
Less LIFO reserve - finished products	(130,346)	(144,283)
Finished products - LIFO basis	66,463	55,989
Store merchandise for resale	94,782	98,712
Materials and supplies	3,847	2,345
Total inventories	$165,092	$157,046

At September 30, 2015 and December 31, 2014, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $130,346,000 and $144,283,000, respectively.

In the first quarter of 2014, the Company recognized a benefit of $17,781,000 related to a LIFO decrement that existed at that date that was not expected to be restored at year-end.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	September 30, 2015	December 31, 2014
6% senior notes due 2023 (net of unamortized discount of $6,908 at September 2015 and $7,557 at December 2014)	$493,092	$492,443
Less unamortized debt issuance costs	(3,706)	(4,193)
Total notes payable, net	489,386	488,250
Capitalized lease obligations, vehicles, due through 2018	525	—
Less current maturities	(182)	—
Total long-term debt	$489,729	$488,250

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of September 30, 2015, our fixed charge coverage ratio was 0.75; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at September 30, 2015 and December 31, 2014 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	September 30, 2015	December 31, 2014
Balance at beginning of period	$22,245	$17,130
Accretion expense	1,137	1,200
Liabilities incurred	320	3,915
Balance at end of period	$23,702	$22,245

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month and nine month periods ended September 30, 2015 and 2014, the Company’s effective tax rates were as follows:

	2015	2014
Three months ended September 30,	36.2%	37.8%
Nine months ended September 30,	37.6%	34.9%

The effective tax rate for the three and nine months ended September 30, 2015 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense which was partially offset by certain state refunds received.    The effective rate for the three months ended September 30, 2014 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense. The effective tax rate for the nine months ended September 30, 2014 was below the U.S. Federal tax rate of 35% primarily due to a tax benefit recorded in the period that lowered the effective state tax rate. This adjustment to a lower state tax rate generated a benefit of $6.8 million that was recorded during the second quarter of 2014.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of September 30, 2015, the earliest year remaining open for Federal audit and/or settlement is 2012 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2015 and 2014, share based compensation was $6.8 million and $7.4 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2015 was $3.4 million.

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

The Company is subject to commodity price risk related to corn that it will purchase in the future for feedstock and WDGS that it will sell in the future at its remaining ethanol production facility.   At September 30, 2015 and 2014, the Company had open physical delivery commitment contracts for purchase of approximately 5.6 million and 8.0 million bushels of corn, respectively, for processing at its ethanol plant. At September 30, 2015 and 2014, the Company had open physical delivery commitment contracts for sale of approximately 0.6 million and 0.6 million equivalent bushels, respectively, of WDGS. To manage the price risk associated with certain of these physical delivery commitments which have fixed prices, at September 30, 2015 and 2014, the Company had outstanding derivative contracts with a net short volume of 1.5 million and 2.3 million bushels, respectively, that mature at future prices in effect on the expected date of delivery under the physical delivery commitment contracts.   Additionally, at September 30, 2015 and 2014, the Company had outstanding derivative contracts with net short volumes of 3.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and 2.8 million bushels of corn, respectively, to buy back when certain corn inventories are expected to be processed. The impact of marking to market these commodity derivative contracts increased income from discontinued operations by $0.2 million and decreased income from discontinued operations by $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and December 31, 2014, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2015				December 31, 2014
(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Current assets held for sale	$275	Current liabilities held for sale	$120	Current assets held for sale	$74	Current liabilities held for sale	$2,204

For the three month periods ended September 30, 2015 and 2014, the gains and losses recognized in the consolidated Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract	Location	2015	2014	2015	2014
Commodity	Income from discontinued operations, net of taxes	$(322)	$2,438	$1,392	$3,057

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. Derivative assets and liabilities which have offsetting positions at September 30, 2015 and December 31, 2014 are presented in the following tables:

(Thousands of dollars)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
At September 30, 2015
Commodity derivatives	$506	$(231)	$275
At December 31, 2014
Commodity derivatives	$93	$(19)	$74

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
At September 30, 2015
Commodity derivatives	$351	$(231)	$120
At December 31, 2014
Commodity derivatives	$2,223	$(19)	$2,204

All commodity derivatives above are corn-based contracts associated with the Company’s Hereford plant. Net derivative assets are included in Current Assets Held for Sale presented in the table on the prior page and are included in Current Assets Held for Sale on the Consolidated Balance Sheets; likewise, net derivative liabilities in the above table are included in Current Liabilities Held for Sale in the table above and are included in Current Liabilities Held for Sale on the Consolidated Balance Sheets. These contracts permit net settlement and the Company generally avails itself of this right to settle net. At September 30, 2015 and December 31, 2014, cash

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposits of $1.7 million and $2.8 million related to commodity derivative contracts were reported in Current Assets of Discontinued Operations in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the corn-based derivative contracts at September 30, 2015 or December 31, 2014, respectively.

Note 11 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

During May 2014, the Company executed a share repurchase program that was approved by the Board of Directors for approximately $50 million worth of common stock of the Company.   At the completion of this plan, the Company had acquired 1,040,636 shares of common stock for an average price of $48.07 per share including brokerage fees.  The Company has also completed its previously announced share repurchase program of $250 million that was expected to be completed by the end of 2015.  As of September 30, 2015, 4,169,349 shares have been acquired under the $250 million repurchase authorization.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per common share:
Net income (loss) per share - basic
Income from continuing operations	$60,021	$56,632	$108,358	$128,670
Income from discontinued operations	510	6,019	1,296	16,846
Net income attributable to common stockholders	$60,531	$62,651	$109,654	$145,516

Weighted average common shares outstanding (in thousands)	42,437	45,726	44,038	46,233
Earnings per share:
Continuing operations	$1.41	$1.24	$2.46	$2.79
Discontinued operations	0.01	0.13	0.03	0.36
Total earnings per share	$1.42	$1.37	$2.49	$3.15

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Income from continuing operations	$60,021	$56,632	$108,358	$128,670
Income from discontinued operations	510	6,019	1,296	16,846
Net income attributable to common stockholders	$60,531	$62,651	$109,654	$145,516
Weighted average common shares outstanding (in thousands)	42,437	45,726	44,038	46,233
Common equivalent shares:
Dilutive options	323	364	351	267
Weighted average common shares outstanding - assuming dilution (in thousands)	42,760	46,090	44,389	46,500

Earnings per share:
Continuing operations	$1.40	$1.23	$2.44	$2.77
Discontinued operations	0.01	0.13	0.03	0.36
Earnings per share - assuming dilution	$1.41	$1.36	$2.47	$3.13

Note 12 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Renewable Identification Numbers (RINs) sales	$20,037	$25,241	$93,883	$66,095
Other	717	969	2,331	2,496
Other operating revenues	$20,754	$26,210	$96,214	$68,591

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $77,830,000 and $118,659,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Interest paid was $31,337,000 and $32,791,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
(Thousands of dollars)	2015	2014
Accounts receivable	$(5,742)	$(12,359)
Inventories	(8,082)	33,042
Prepaid expenses	(63)	(614)
Accounts payable and accrued liabilities	(16,642)	23,950
Income taxes payable	(11,695)	(30,932)
Current deferred income tax liabilities	9,030	2,310
Net decrease (increase) in noncash operating working capital	$(33,194)	$15,397

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. The fair value measurements for these assets and liabilities at September 30, 2015 and December 31, 2014 are presented in the following table.

Fair Value Measurements
at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$275	—	$275	—
Liabilities
Commodity derivative contracts	$(120)	—	$(120)	—
Fair Value Measurements
at Reporting Date Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets/(Liabilities)	Inputs	Inputs
(Thousands of dollars)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivative contracts	$74	—	$74	—
Liabilities
Commodity derivative contracts	$(2,204)	—	$(2,204)	—

At the balance sheet date the fair value of commodity derivatives contracts for corn was determined based on market quotes for No. 2 yellow corn. The change in fair value of commodity derivatives is recorded in Income from discontinued operations, net of taxes. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable approximates fair value due to their short-term nature.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2015		At December 31, 2014
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(489,911)	$(509,071)	$(488,250)	$(510,344)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2015, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2015. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence and other insurance programs for general and auto liability. As of September 30, 2015, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $17.2 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2015, the Company had contingent liabilities of $17.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Business Segment

The Company has one operating segment which is Marketing.  This segment includes the bulk of the Company’s operating assets including retail marketing and product supply and wholesale operations.  The ethanol assets that remained after the disposition of Hankinson in 2013 were recast into the category with the prior Corporate assets and renamed “Corporate and other assets”.  In addition, due to the sale of the Hankinson entity, the Company also shows discontinued operations for the September 2014 year-to-date period for the prior Hankinson activity. See Note 3 for more information on the expected disposition of the Hereford plant and its treatment as discontinued operations. Segment information is as follows:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended
		September 30, 2015		September 30, 2014
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,640,504	$3,382,500	$65,785	$4,622,609	$62,589
Corporate and other assets	91,046	7	(5,764)	—	(5,957)
Total operating segment	1,731,550	3,382,507	60,021	4,622,609	56,632
Discontinued operations	34,943	—	510	—	6,019
Total	$1,766,493	$3,382,507	$60,531	$4,622,609	$62,651
		Nine Months Ended
		September 30, 2015		September 30, 2014
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$9,770,989	$124,008	$13,431,904	$148,010
Corporate and other assets		268	(15,650)	109	(19,340)
Total operating segment		9,771,257	108,358	13,432,013	128,670
Discontinued operations		—	1,296	—	16,846
Total		$9,771,257	$109,654	$13,432,013	$145,516

Note 16 - Subsequent Events

On October 28, 2015, the Company signed a definitive purchase and sale agreement to sell its wholly owned subsidiary, Hereford Renewable Energy, LLC, to Green Plains, Inc. for approximately $93.8 million, including estimated working capital. The subsidiary owned all of the assets of the Company's Hereford ethanol plant facility (see Note 3 Discontinued Operations for more information). The completion of this transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed by the end of November 2015.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	September 30, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$65,302	$—	$—	$—	$65,302
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2015	—	144,208	—	—	—	144,208
Inventories, at lower of cost or market	—	165,092	—	—	—	165,092
Prepaid expenses and other current assets	—	11,774	—	—	—	11,774
Current assets held for sale	—	—	—	34,943	—	34,943
Total current assets	—	386,376	—	34,943	—	421,319
Property, plant and equipment, at cost less accumulated depreciation and amortization of $707,119 in 2015	—	1,332,182	—	—	—	1,332,182
Investments in subsidiaries	1,689,931	178,558	—	—	(1,868,489)	—
Other assets	—	12,992	—	—	—	12,992
Total assets	$1,689,931	$1,910,108	$—	$34,943	$(1,868,489)	$1,766,493
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$182	$—	$—	$—	$182
Inter-company accounts payable	300,043	(160,360)	(52,076)	(87,607)	—	—
Trade accounts payable and accrued liabilities	—	364,706	—	—	—	364,706
Income taxes payable	—	6,651	14	—	—	6,665
Deferred income taxes	—	9,476	—	—	—	9,476
Current liabilities held for sale	—	—	—	15,208	—	15,208
Total current liabilities	300,043	220,655	(52,062)	(72,399)	—	396,237
Long-term debt, including capitalized lease obligations	—	489,729	—	—	—	489,729
Deferred income taxes	—	126,387	—	(19,156)		107,231
Asset retirement obligations	—	23,702	—	—	—	23,702
Deferred credits and other liabilities	—	26,154	—	—	—	26,154
Total liabilities	300,043	886,627	(52,062)	(91,555)	—	1,043,053
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at September 30, 2015)	468	1	60	—	(61)	468
Treasury Stock (5,089,605 shares held at September 30, 2015)	(294,206)	—	—	—	—	(294,206)
Additional paid in capital (APIC)	1,222,533	562,387	52,004	35,677	(1,316,516)	556,085
Retained earnings	461,093	461,093	(2)	90,821	(551,912)	461,093
Total stockholders' equity	1,389,888	1,023,481	52,062	126,498	(1,868,489)	723,440
Total liabilities and stockholders' equity	$1,689,931	$1,910,108	$—	$34,943	$(1,868,489)	$1,766,493

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2014
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$327,163	$—	$—	$—	$327,163
Accounts receivable—trade, less allowance for doubtful accounts of $4,456 in 2014	—	138,466	—	—	—	138,466
Inventories, at lower of cost or market	—	157,046	—	—	—	157,046
Prepaid expenses and other current assets	—	11,710	—	—	—	11,710
Current assets held for sale	—	—	—	31,497	—	31,497
Total current assets	—	634,385	—	31,497	—	665,882
Property, plant and equipment, at cost less accumulated depreciation and amortization of $663,067 in 2014	—	1,248,081	—	—	—	1,248,081
Investments in subsidiaries	1,580,277	177,263	—	—	(1,757,540)	—
Other assets	—	10,543	—	—	—	10,543
Deferred tax assets	—	—	—	—	—	—
Noncurrent assets held for sale	—	—	—	24,831	(19,273)	5,558
Total assets	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Inter-company accounts payable	51,348	82,528	(52,077)	(81,799)	—	—
Trade accounts payable and accrued liabilities	—	381,271	—	—	—	381,271
Income taxes payable	—	18,348	14	—	—	18,362
Deferred income taxes	—	522	—	—	—	522
Current liabilities held for sale	—	—	—	12,925	—	12,925
Total current liabilities	51,348	482,669	(52,063)	(68,874)	—	413,080
Long-term debt, including capitalized lease obligations	—	488,250	—	—	—	488,250
Deferred income taxes	—	137,882	—	—	(19,273)	118,609
Asset retirement obligations	—	22,245	—	—	—	22,245
Deferred credits and other liabilities	—	29,175	—	—	—	29,175
Total liabilities	51,348	1,160,221	(52,063)	(68,874)	(19,273)	1,071,359
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2014)	468	1	60	—	(61)	468
Treasury Stock (1,056,689 shares held at December 31, 2014)	(51,073)	—	—	—	—	(51,073)
Additional paid in capital (APIC)	1,228,095	558,611	52,004	35,677	(1,316,516)	557,871
Retained earnings	351,439	351,439	(1)	89,525	(440,963)	351,439
Total stockholders' equity	1,528,929	910,051	52,063	125,202	(1,757,540)	858,705
Total liabilities and stockholders' equity	$1,580,277	$2,070,272	$—	$56,328	$(1,776,813)	$1,930,064

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,805,369	$—	$—	$(35,200)	$2,770,169
Merchandise sales	—	591,584	—	—	—	591,584
Other operating revenues	—	20,754	—	—	—	20,754
Total revenues	$—	$3,417,707	$—	$—	$(35,200)	$3,382,507
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,629,473	—	—	(35,200)	2,594,273
Merchandise cost of goods sold	—	505,200	—	—	—	505,200
Station and other operating expenses	—	121,551	—	—	—	121,551
Depreciation and amortization	—	21,695	—	—	—	21,695
Selling, general and administrative	—	33,016	—	—	—	33,016
Accretion of asset retirement obligations	—	380	—	—	—	380
Total costs and operating expenses	—	3,311,315	—	—	(35,200)	3,276,115
Income from operations	$—	$106,392	$—	$—	$—	$106,392
Other income (expense)
Interest income	—	20	—	—	—	20
Interest expense	—	(8,382)	—	—	—	(8,382)
Loss on sale of assets	—	(4,072)	—	—	—	(4,072)
Other nonoperating income	—	106	—	—	—	106
Total other income (expense)	$—	$(12,328)	$—	$—	$—	$(12,328)
Income from continuing operations before income taxes	—	94,064	—	—	—	94,064
Income tax expense	—	34,043	—	—	—	34,043
Income from continuing operations	—	60,021	—	—	—	60,021
Income from discontinued operations, net of taxes	—	—	—	510	—	510
Equity earnings in affiliates, net of tax	60,531	510	—	—	(61,041)	—
Net Income (Loss)	$60,531	$60,531	$—	$510	$(61,041)	$60,531

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,081,693	$—	$—	$(46,287)	$4,035,406
Merchandise sales	—	560,993	—	—	—	560,993
Other operating revenues	—	26,210	—	—	—	26,210
Total revenues	$—	$4,668,896	$—	$—	$(46,287)	$4,622,609
Costs and Operating Expenses
Petroleum product cost of goods sold	—	3,912,700	—	—	(46,287)	3,866,413
Merchandise cost of goods sold	—	483,941	—	—	—	483,941
Station and other operating expenses	—	123,139	—	—	—	123,139
Depreciation and amortization	—	19,598	—	—	—	19,598
Selling, general and administrative	—	29,725	—	—	—	29,725
Accretion of asset retirement obligations	—	300	—	—	—	300
Total costs and operating expenses	—	4,569,403	—	—	(46,287)	4,523,116
Income from operations	$—	$99,493	$—	$—	$—	$99,493
Other income (expense)
Interest income	—	13	—	—	—	13
Interest expense	—	(8,612)	—	—	—	(8,612)
Gain (loss) on sale of assets	—	—	—	—	—	—
Other nonoperating income	—	115	—	—	—	115
Total other income (expense)	$—	$(8,484)	$—	$—	$—	$(8,484)
Income from continuing operations before income taxes	—	91,009	—	—	—	91,009
Income tax expense	—	34,377	—	—	—	34,377
Income from continuing operations	—	56,632	—	—	—	56,632
Income from discontinued operations, net of taxes	—	—	—	6,019	—	6,019
Equity earnings in affiliates, net of tax	62,651	6,019	—	—	(68,670)	—
Net Income (Loss)	$62,651	$62,651	$—	$6,019	$(68,670)	$62,651

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$8,094,075	$—	$—	$(106,917)	$7,987,158
Merchandise sales	—	1,687,885	—	—	—	1,687,885
Other operating revenues	—	96,214	—	—	—	96,214
Total revenues	$—	$9,878,174	$—	$—	$(106,917)	$9,771,257
Costs and Operating Expenses
Petroleum product cost of goods sold	—	7,712,878	—	—	(106,917)	7,605,961
Merchandise cost of goods sold	—	1,444,293	—	—	—	1,444,293
Station and other operating expenses	—	358,463	—	—	—	358,463
Depreciation and amortization	—	64,013	—	—	—	64,013
Selling, general and administrative	—	96,994	1	—	—	96,995
Accretion of asset retirement obligations	—	1,137	—	—	—	1,137
Total costs and operating expenses	—	9,677,778	1	—	(106,917)	9,570,862
Income (loss) from operations	$—	$200,396	$(1)	$—	$—	$200,395
Other income (expense)
Interest income	—	1,908	—	—	—	1,908
Interest expense	—	(25,040)	—	—	—	(25,040)
Loss on sale of assets	—	(4,091)	—	—	—	(4,091)
Other nonoperating income	—	616	—	—	—	616
Total other income (expense)	$—	$(26,607)	$—	$—	$—	$(26,607)
Income (loss) from continuing operations before income taxes	—	173,789	(1)	—	—	173,788
Income tax expense	—	65,430	—	—	—	65,430
Income (loss) from continuing operations	—	108,359	(1)	—	—	108,358
Income from discontinued operations, net of taxes	—	—	—	1,296	—	1,296
Equity earnings in affiliates, net of tax	109,654	1,295	—	—	(110,949)	—
Net Income (Loss)	$109,654	$109,654	$(1)	$1,296	$(110,949)	$109,654

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$11,889,819	$—	$—	$(138,372)	$11,751,447
Merchandise sales	—	1,611,975	—	—	—	1,611,975
Other operating revenues	—	68,591	—	—	—	68,591
Total revenues	$—	$13,570,385	$—	$—	$(138,372)	$13,432,013
Costs and Operating Expenses
Petroleum product cost of goods sold	—	11,448,265	—	—	(138,372)	11,309,893
Merchandise cost of goods sold	—	1,389,312	—	—	—	1,389,312
Station and other operating expenses	—	361,183	—	—	—	361,183
Depreciation and amortization	—	58,888	—	—	—	58,888
Selling, general and administrative	—	86,625	1	—	—	86,626
Accretion of asset retirement obligations	—	897	—	—	—	897
Total costs and operating expenses	—	13,345,170	1	—	(138,372)	13,206,799
Income (loss) from operations	$—	$225,215	$(1)	$—	$—	$225,214
Other income (expense)
Interest income	—	41	—	—	—	41
Interest expense	—	(28,234)	—	—	—	(28,234)
Gain on sale of assets	—	170	—	—	—	170
Other nonoperating income	—	321	—	—	—	321
Total other income (expense)	$—	$(27,702)	$—	$—	$—	$(27,702)
Income (loss) from continuing operations before income taxes	—	197,513	(1)	—	—	197,512
Income tax expense	—	68,842	—	—	—	68,842
Income (loss) from continuing operations	—	128,671	(1)	—	—	128,670
Income from discontinued operations, net of taxes	—	—	—	16,846	—	16,846
Equity earnings in affiliates, net of tax	253,092	85,467	—	—	(338,559)	—
Net Income (Loss)	$253,092	$214,138	$(1)	$16,846	$(338,559)	$145,516

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$109,654	$109,654	$(1)	$1,296	$(110,949)	$109,654
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(1,296)	—	(1,296)
Depreciation and amortization	—	64,013	—	—	—	64,013
Deferred and noncurrent income tax credits	—	(11,939)	—	—	—	(11,939)
Accretion on discounted liabilities	—	1,137	—	—	—	1,137
Pretax losses from sale of assets	—	4,091	—	—	—	4,091
Net increase in noncash operating working capital	—	(33,194)	—	—	—	(33,194)
Equity in earnings of affiliates	(109,654)	(1,295)	—	—	110,949	—
Other operating activities - net	—	5,428	—		—	5,428
Net cash provided by (required by) continuing operations	—	137,895	(1)	—	—	137,894
Net cash provided by discontinued operations	—	—	—	10,948	—	10,948
Net cash provided by (required by) operating activities	—	137,895	(1)	10,948	—	148,842
Investing Activities
Property additions	—	(151,521)	—	—	—	(151,521)
Proceeds from sale of assets	—	725	—	—	—	725
Purchase of intangible assets	—	(2,889)	—	—	—	(2,889)
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	(4,945)	—	(4,945)
Net cash required by investing activities	—	(153,685)	—	(4,945)	—	(158,630)
Financing Activities
Purchase of treasury stock	(248,695)	—	—	—	—	(248,695)
Repayments of long-term debt	—	(89)	—	—	—	(89)
Debt issuance costs	—	(58)	—	—	—	(58)
Amounts related to share-based compensation activities	—	(3,036)	—	—	—	(3,036)
Net distributions to parent	248,695	(242,888)	1	(5,808)	—	—
Net cash required by financing activities	—	(246,071)	1	(5,808)	—	(251,878)
Net increase (decrease) in cash and cash equivalents	—	(261,861)	—	195	—	(261,666)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at September 30	$—	$65,302	$—	$1,137	$—	$66,439
Less: Cash and cash equivalents of held for sale	—	—	—	1,137	—	1,137
Cash and cash equivalents of continuing operations at September 30	$—	$65,302	$—	$—	$—	$65,302

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$253,092	$214,138	$(1)	$16,846	$(338,559)	$145,516
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(16,846)	—	(16,846)
Depreciation and amortization	—	58,888	—	—	—	58,888
Deferred and noncurrent income tax credits	—	(24,008)	—	—	—	(24,008)
Accretion on discounted liabilities	—	897	—	—	—	897
Pretax gains from sale of assets	—	(170)	—	—	—	(170)
Net decrease in noncash operating working capital	—	15,397	—	—	—	15,397
Equity in earnings of affiliates	(253,092)	(85,467)	—	—	338,559	—
Other operating activities - net	—	10,985	—	—	—	10,985
Net cash provided by (required by) continuing operations	—	190,660	(1)	—	—	190,659
Net cash provided by discontinued operations	—	—	—	25,791	—	25,791
Net cash provided by (required by) operating activities	—	190,660	(1)	25,791	—	216,450
Investing Activities
Property additions	—	(84,355)	—	—	—	(84,355)
Proceeds from sale of assets	—	279	—	—	—	279
Purchase of intangible asset	—	(10,631)	—	—	—	(10,631)
Investing activities of discontinued operations
Sales proceeds	—	—	—	1,097	—	1,097
Other	—	—	—	(1,672)	—	(1,672)
Net cash required by investing activities	—	(94,707)	—	(575)	—	(95,282)
Financing Activities
Purchase of treasury stock	(50,021)	—	—	—	—	(50,021)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Debt issuance costs	—	(950)	—	—	—	(950)
Amounts related to share-based compensation activities	—	(674)	—	—	—	(674)
Net distributions to parent	50,021	(26,004)	1	(24,018)	—	—
Net cash provided by (required by) financing activities	—	(97,628)	1	(24,018)	—	(121,645)
Net increase (decrease) in cash and cash equivalents	—	(1,675)	—	1,198	—	(477)
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at September 30	$—	$293,066	$—	$1,198	$—	$294,264
Less: Cash and cash equivalents of held for sale	—	—	—	1,198	—	1,198
Cash and cash equivalents of continuing operations at September 30	$—	$293,066	$—	$—	$—	$293,066

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,562	—	—	—	—	5,562
Repurchase of common stock	(248,695)	—	—	—	—	(248,695)
Balance as of September 30, 2015	$(294,206)	$—	$—	$—	$—	$(294,206)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,562)	—	—	—	—	(5,562)
Amounts related to share-based compensation	—	(3,035)	—	—	—	(3,035)
Share-based compensation expense	—	6,811	—	—	—	6,811
Balance as of September 30, 2015	$1,222,533	$562,387	$52,004	$35,677	$(1,316,516)	$556,085
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	109,654	109,654	(1)	1,296	(110,949)	109,654
Balance as of September 30, 2015	$461,093	$461,093	$(2)	$90,821	$(551,912)	$461,093
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2014
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of September 30, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	106	—	—	—	—	106
Repurchase of common stock	(50,021)	—	—	—	—	(50,021)
Balance as of September 30, 2014	$(49,915)	$—	$—	$—	$—	$(49,915)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	(106)	—	—	—	—	(106)
Amounts related to share-based compensation	—	(676)	—	—	—	(676)
Share-based compensation expense	—	7,384	—	—	—	7,384
Balance as of September 30, 2014	$1,228,264	$555,466	$52,004	$35,677	$(1,316,516)	$554,895
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	253,092	214,138	(1)	16,846	(338,559)	145,516
Balance as of September 30, 2014	$253,092	$253,092	$(1)	$85,468	$(338,559)	$253,092

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2015 and 2014.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2015 and 2014. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2015, we had a total of 1,291 Company stations in 23 states, principally in the Southeast, Southwest and Midwest United States.  We also own an ethanol production facility in Hereford, Texas and seven product terminals located in the Southeast United States. Our ethanol production facility in Hereford is currently classified as held for sale and is expected to be disposed of during the fourth quarter of 2015.

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

Subsequent to the separation, Murphy Oil continued to perform certain corporate functions on our behalf, for which we were charged a fee in accordance with the Transition Services Agreement entered into between Murphy Oil and Murphy USA on August 30, 2013 (the “Transition Services Agreement”).  There were also some services that were performed by Murphy USA on behalf of Murphy Oil and these were also being handled in accordance with the Transition Services Agreement. As of September 30, 2015, all services under the Transition Services Agreement have expired.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Retail fuel margins were supported by sharp decreases in wholesale prices during the quarter. The current quarter also did not contain the Walmart 15/10 cent discount program which was in effect for July, August and the first week of September in 2014.

In addition, our cost of goods sold is impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Companies that blend fuels are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies such as ours that are not subject to quotas) can then be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market.    Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenue” in the Consolidated Statements of Income.

In August 2013, in connection with the separation from Murphy Oil, we incurred $650 million of new debt from the issuance of senior unsecured notes and borrowings under the credit facilities, which we used to finance a cash dividend to Murphy Oil immediately prior to the separation. We have already repaid $150 million of this debt, which was represented by a term loan.  We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2015, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $200 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed during 2017. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all of the sites as contemplated under the agreement. To date, the agreement with respect to some of the sites has been terminated due to various local conditions which would affect development including zoning and permitting restrictions.  We continue to work with Walmart to determine if these terminated sites will be replaced with other sites at a future date.    See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  We currently anticipate total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2015 to be approximately $210 million to $230 million.  The increase in planned capital expenditures in 2015 is due primarily to increased growth of retail sites compared to 2014 along with acquiring land in the current year for development in future years.  We intend to fund our capital program in 2015 primarily using operating cash flow or existing cash balances.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Despite a lower income tax rate in the current quarter ended September 30, 2015 due to certain discrete items, we currently estimate our ongoing effective tax rate to be approximately 38.5% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The remaining ethanol facility (Hereford) began operations in early 2011 and we wrote down the carrying value at this facility at year end 2012 due to expectations at the time of continued weak margins in the future. As previously noted, we have entered into a letter of intent to sell the Hereford facility and we expect to close on this sale during the fourth quarter of 2015.

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2014 included with our Annual Report on Form 10-K and Note 15 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2015.

Results of Operations

Consolidated Results

For the three month period ended September 30, 2015, the Company reported net income of $60.5 million or $1.41 per diluted share on revenue of $3.38 billion.  Net income was $62.7 million in 2014 or $1.36 per diluted share on $4.62 billion in revenue. Included as a part of net income for the 2015 period was income from discontinued operations of $0.5 million and $6.0 million for the 2014 period related to the Hereford ethanol plant.

For the nine month period ended September 30, 2015, the Company reported net income of $109.7 million or $2.47 per diluted share on revenue of $9.77 billion.  Net income was $145.5 million in 2014 or $3.13 per diluted share on $13.43 billion in revenue.  Included as a part of net income for the 2015 period was income from discontinued operations of $1.3 million and $16.8 million for the 2014 period.

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Quarterly revenues for 2015 decreased $1.24 billion, or 26.8%, compared to Q3 2014.  The lower revenues were caused by lower fuel prices in all areas of the business in 2015.  Partially offsetting these lower revenues was an increase in store count in 2015 and slightly higher overall retail fuel volumes.

Total cost of sales decreased $1.25 billion, or 28.8%, compared to 2014.  This decline is primarily due to lower fuel purchase costs in all areas in the 2015 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in 2015.

Operating expenses decreased $1.6 million or 1.3% from 2014.  This decrease was driven by lower credit card payment fees in 2015 due to significantly lower retail fuel prices and a change in mix of payment types.

Selling, general and administrative (SG&A) expenses for 2015 increased $3.3 million, or 11.1%, from 2014.  The increase in SG&A costs is higher professional service fees related to various ongoing projects.

Income tax expense for 2015 was lower than 2014 despite higher pre-tax income levels. The effective tax rate was 36.2% for the 2015 quarter and 37.8% for the 2014 quarter.   The lower effective rate in the current quarter was primarily due to state refunds received that were not previously anticipated.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Revenues for 2015 decreased $3.66 billion, or 27.3%, compared to 2014.  The lower revenues were caused by lower fuel prices in 2015.  Partially offsetting these lower revenues was an increase in store count in 2015 and higher overall retail fuel volumes.

Total cost of sales decreased $3.65 billion, or 28.7%, compared to 2014.  This decline is primarily due to lower fuel purchase costs in all areas in the 2015 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in 2015.

Operating expenses decreased $2.7 million or 0.8% from 2014.  This decrease was driven by lower credit card payment fees in 2015 due to significantly lower retail fuel prices and a change in mix of payment types.

Selling, general and administrative (SG&A) expenses for 2015 increased $10.4 million, or 12.0%, from 2014.  The primary increase in SG&A costs is due to higher professional service fees related to various ongoing projects.

Interest expense decreased by $3.2 million in 2015 compared to the prior year due to repayment in May 2014 of a $150 million loan under our credit facilities and no repeat of $1.9 million in deferred debt costs associated with that term loan that were written off during the 2014 period.

Income tax expense for 2015 was lower than 2014 due to lower pre-tax income levels.  The effective tax rate was 37.6% for 2015 and 34.9% for 2014.   The higher effective rate in the period was primarily due to a tax benefit of $6.8 million that was recognized in the 2014 period related to lower state tax rates.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Marketing	$65,785	$62,589	$124,008	$148,010
Corporate	(5,764)	(5,957)	(15,650)	(19,340)
Discontinued operations	510	6,019	1,296	16,846
Net income	$60,531	$62,651	$109,654	$145,516

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Net income for the three months ended September 30, 2015 decreased compared to the same period in 2014 primarily due to:

•	Lower results from product supply and wholesale operations due to less favorable margins

•	Lower income from Hereford due to decreased crush spreads

•	Lower RIN sales revenue

The items below partially offset the decrease in earnings in the current period:

•	Lower income tax expense due to lower pre-tax earnings

•	Higher merchandise gross margin dollars

•	Higher retail fuel margin per gallon

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Net income for the nine months ended September 30, 2015 decreased compared to the same period in 2014 primarily due to:

•	Lower results from product supply and wholesale operations due to less favorable margins

•	Lower income from Hereford due to decreased crush spreads

•	Lower retail fuel margin per gallon

The items below partially offset the decrease in earnings in the current period:

•	Lower income tax expense due to lower pre-tax earnings

•	Higher merchandise gross margin dollars

•	Higher RIN sales revenue

(Thousands of dollars, except volume per store month and margins)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2015	2014	2015	2014

Revenues
Petroleum product sales	$2,770,169	$4,035,406	$7,987,158	$11,751,447
Merchandise sales	591,584	560,993	1,687,885	1,611,975
Other operating revenues	20,747	26,210	95,946	68,482
Total revenues	3,382,500	4,622,609	9,770,989	13,431,904
Costs and operating expenses
Petroleum products cost of goods sold	2,594,273	3,866,414	7,605,961	11,309,894
Merchandise cost of goods sold	505,200	483,941	1,444,293	1,389,312
Station and other operating expenses	121,552	123,138	358,463	361,182
Depreciation and amortization	20,366	18,555	60,244	55,837
Selling, general and administrative	33,016	29,726	96,995	86,626
Accretion of asset retirement obligations	380	300	1,137	897
Total costs and operating expenses	3,274,787	4,522,074	9,567,093	13,203,748
Income from operations	107,713	100,535	203,896	228,156
Other income
Interest expense	(6)	—	(13)	—
Gain (loss) on sale of assets	(4,072)	—	(4,091)	170
Other nonoperating income	107	115	332	321
Total other income	(3,971)	115	(3,772)	491
Income from continuing operations before income taxes	103,742	100,650	200,124	228,647
Income tax expense	37,957	38,061	76,116	80,637
Income from continuing operations	$65,785	$62,589	$124,008	$148,010

Gallons sold per store month	279,086	281,185	266,034	268,092
Fuel margin (cpg)	18.1	17.5	12.5	12.7
Fuel margin $ per store month	$50,596	$49,347	$33,351	$34,113

Total tobacco sales revenue per store month	$116,886	$118,304	$112,696	$114,856
Total non-tobacco sales revenue per store month	$36,642	$33,553	$34,548	$32,041
Total merchandise sales revenue per store month	$153,528	$151,857	$147,244	$146,897

Merchandise margin $ per store month	$22,418	$20,857	$21,250	$20,291
Merchandise margin as a percentage of merchandise sales	14.6%	13.7%	14.4%	13.8%
Store count at end of period	1,291	1,239	1,291	1,239
Total store months during the period	3,853	3,694	11,463	10,974

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Net income in the Marketing segment for 2015 increased $3.2 million over the 2014 period. The primary reason for this improvement was an increase in retail fuel margins, higher total retail fuel sales volumes, and higher merchandise margins partially offset by lower wholesale margins.  Quarterly chain wide retail fuel sales volumes increased 3.5% to 1.08 billion gallons sold in 2015 compared to 1.04 billion gallons sold in 2014.
Quarterly merchandise margins in 2015 were higher than 2014.  The increase in gross margin dollars of 12.1% in the current period was due primarily to higher margins on tobacco merchandise (including cigarettes) and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.
Also impacting net income in the 2015 period was the sale of RINs of $20.0 million compared to $25.2 million in 2014.  During 2015, 53 million RINs were sold at an average selling price of $0.38 per RIN.
Total revenues for the Marketing segment were approximately $3.4 billion for 2015 and $4.6 billion for 2014. Revenues included excise taxes collected and remitted to government authorities of $513 million in 2015 and $502 million in 2014.  The cause of the significant decline in revenues was a $1.00 per gallon reduction in retail fuel price in the 2015 quarter.
Total fuel sales volumes per station were down 0.7% to 279,086 gallons per store month in the 2015 period from 281,185 gallons per store month in 2014.  Retail fuel margin improved 3.4% in the 2015 quarter to 18.1 cpg, compared to 17.5 cpg in the prior year quarter. Retail fuel margins were supported by sharp decreases in wholesale prices. The current period also did not contain the Walmart 10/15 cent discount program which was in effect in July, August and the first week of September in 2014.
Merchandise total sales increased 5.5% to $591.6 million in 2015 from $561.0 million in 2014 because of an increase in non-tobacco sales of 9.2% average per store month (APSM) combined with a decrease in tobacco products revenue of 1.2% APSM. Merchandise margins were higher at 14.6% for the current period due to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were a negative $22.4 million in the 2015 period compared to a negative $15.6 million in 2014. Strong refining crack spreads along with ample fuel supply compressed margins and continue to combine for a challenging supply environment in 2015.

Station and other operating expenses decreased $1.6 million in the current period compared to 2014 levels.  On an APSM basis expenses applicable to retail declined 2.1%, almost solely due to lower credit card fees, which declined primarily because of lower sales prices and a change in mix of payment types partially offset by higher total retail fuel sales volumes in the current quarter.
Depreciation expense increased $1.8 million in the 2015 period, an increase of 9.8% over the prior period. This increase was caused by more stores operating in the 2015 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $3.3 million, or 11.1%, in 2015.  This increase was primarily due to higher professional services fees related to ongoing projects.  Included in the station and other operating expense and SG&A expense totals above are $4.0 million and $3.6 million of combined operating expense and SG&A costs for each of the three months ended September 30, 2015 and 2014, respectively, for product supply and wholesale operations.
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Net income in the Marketing segment for 2015 decreased $24.0 million over the 2014 period. The primary reason for this decrease was a decrease in retail fuel margins along with lower wholesale margins partially offset by higher total retail fuel volumes and increased merchandise margins.  Chain wide retail fuel sales volumes increased 3.7% to 3.05 billion gallons sold in 2015 compared to 2.94 billion gallons sold in 2014.
Merchandise margins in 2015 were higher than 2014.  The increase in gross margin dollars of 9.4% in the current period was due primarily to higher margins on tobacco merchandise (including cigarettes) and additional sales of non-tobacco merchandise which were attributable to a continuation of enhanced promotions.
Also impacting net income in the 2015 period was the sale of RINs of $93.9 million compared to $66.1 million in 2014.  During 2015, 165 million RINs were sold at an average selling price of $0.57 per RIN.
Total revenues for the Marketing segment were approximately $9.77 billion for 2015 and $13.43 billion for 2014. Revenues included excise taxes collected and remitted to government authorities of $1.5 billion in 2015 and $1.4 billion in 2014.  The cause of the significant decline in revenues was a $1.06 per gallon reduction in retail fuel price in the 2015 period.
Total fuel sales volumes per station were down 0.8% to 266,034 gallons per store month in the 2015 period from 268,092 gallons per store month in 2014.  Retail fuel margin declined 1.6% in 2015 to

12.5 cpg, compared to 12.7 cpg in the prior year.  Retail fuel margins were supported by sharp decreases in wholesale prices. The current period also did not contain the Walmart 10/15 cent discount program which was in effect in July, August and the first week of September in 2014.
Merchandise total sales increased 4.7% to $1.69 billion in 2015 from $1.61 billion in 2014 because of an increase in non-tobacco sales of 7.8% APSM combined with a decrease in tobacco products revenue of 1.9% APSM. Merchandise margins were higher at 14.4% for the current period due to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were a negative $9.0 million in the 2015 period compared to income of $59.7 million in 2014. Strong refining crack spreads along with ample fuel supply continued to compress margins and continue to combine for a challenging supply environment in 2015.

Station and other operating expenses decreased $2.7 million in the current period compared to 2014 levels.  On an average per store month (APSM) basis expenses applicable to retail declined 0.8%, almost solely due to lower credit card fees, which declined primarily because of lower sales prices and a change in mix of payment types partially offset by higher total retail fuel sales volumes in the current year.
Depreciation expense increased $4.4 million in the 2015 period, an increase of 7.9% over the prior period. This increase was caused by more stores operating in the 2015 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $10.4 million, or 12.0%, in 2015.  This increase was primarily due to higher professional services fees related to ongoing projects.  Included in the station and other operating expense and SG&A expense totals above are $11.4 million and $10.9 million of combined operating expense and SG&A costs for the nine months ended September 30, 2015 and 2014, respectively for product supply and wholesale operations.
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

Same store sales comparison

	SSS	APSM	SSS	APSM
	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
Fuel gallons per month	(1.1)%	(0.7)%	(0.8)%	(0.8)%

Merchandise sales	1.7%	1.1%	1.2%	0.2%
Tobacco sales	0.0%	(1.2)%	(0.3)%	(1.9)%
Non tobacco sales	7.5%	9.2%	6.4%	7.8%

Merchandise margin	7.6%	7.5%	5.1%	4.7%
Tobacco margin	4.6%	3.0%	3.7%	2.0%
Non tobacco margin	12.1%	14.2%	7.2%	8.9%

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
Corporate

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
After-tax results for Corporate increased in the recently completed quarter to a loss of $5.8 million compared to a loss of $6.0 million in the third quarter of 2014.  This increase was due primarily to lower interest expense in the period.  In the third quarter of 2015, interest expense within the Corporate area was $8.4 million compared to expense of $8.6 million in the same quarter of 2014.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
After-tax results for Corporate increased in 2015 to a loss of $15.7 million compared to a loss of $19.3 million in 2014.  This decrease was due primarily to lower interest expense in the current period.  In 2015, interest expense was lower due to the May 2014 repayment of the $150 million term loan and partially offset by no repeat of the $1.9 million write-off of deferred debt cost in 2014.

Balance Sheet Information
As of September 30, 2015, the Hereford ethanol subsidiary had total assets held for sale of $35 million, or 2.0% of our total assets, which were comprised primarily of accounts receivable and related inventories to operate the facility.  Also at September 30, 2015, the ethanol subsidiary had total current liabilities of $15 million, or 0.9% of our total liabilities.
Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ending September 30, 2015 and 2014.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014

Net income	$60,531	$62,651	$109,654	$145,516

Income taxes	34,043	34,377	65,430	68,842
Interest expense, net of interest income	8,362	8,599	23,132	28,193
Depreciation and amortization	21,695	19,598	64,013	58,888
EBITDA	124,631	125,225	262,229	301,439

(Income) loss from discontinued operations, net of tax	(510)	(6,019)	(1,296)	(16,846)
Accretion of asset retirement obligations	380	300	1,137	897
(Gain) loss on sale of assets	4,072	—	4,091	(170)
Other nonoperating (income) expense	(106)	(115)	(616)	(321)
Adjusted EBITDA	$128,467	$119,391	$265,545	$284,999

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Net cash provided by operating activities	$72,830	$67,326	$137,894	$190,659
Payments for property and equipment	(63,626)	(31,574)	(151,521)	(84,355)
Free cash flow	$9,204	$35,752	$(13,627)	$106,304

Capital Resources and Liquidity

Significant Sources of Capital

We obtained borrowing capacity under a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $150 million term facility, as well as a $200 million incremental uncommitted facility. As described below, concurrent with the separation, we borrowed $150 million under the term facility, the proceeds of which were used, together with the net proceeds of the issuance of senior unsecured notes, to finance a $650 million cash dividend from Murphy Oil USA, Inc. to Murphy Oil.  The $150 million term loan has been fully repaid as of May 2014.  At September 30, 2015 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein. Our borrowing base following the third quarter is approximately $221 million based on September 30, 2015 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.

We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
Operating Activities

Net cash provided by operating activities was $149 million for the nine months ended September 30, 2015 and $216 million for the comparable period in 2014, lower primarily because of less cash generated by adjustments to working capital positions in the 2015 period.  Net income decreased $36 million in 2015 compared to the corresponding period in 2014 and the amount of cash generated from adjustments of working capital in the 2014 period increased by $49 million.  The adjustments in working capital were primarily attributable to increases in accounts payable and inventories that occurred in the current year.  Cash flows from operating activities also included cash flows from discontinued operations of $11 million in 2015 and $26 million in 2014.

Investing Activities

For the nine months ended September 30, 2015, cash required by investing activities was $159 million compared to $95 million in the nine months ended September 30, 2014. The higher investing cash use of $63 million was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth.

Financing Activities

Financing activities in the nine months ended September 30, 2015 used cash of $252 million compared to use of $122 million in the nine months ended September 30, 2014. This increased use of cash was due to increased repurchase of common shares in the current period of $249 million partially offset by no repeat of the term loan repayment from second quarter 2014.

Share Repurchase Authorization
On October 22, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $250 million of the Company’s common stock.  The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, general market and business conditions and applicable legal requirements.  The share repurchase program was completed in the third quarter of 2015 and all $250 million in shares was repurchased. All purchases under this share repurchase program were funded through existing cash balances and operating cash flows.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.

 Debt
In connection with the separation, we incurred an aggregate of $650 million in long term debt, the proceeds of which we used to finance a cash dividend to Murphy Oil that was paid on the separation date.  Our long-term debt at September 30, 2015 and December 31, 2014 are as set forth below:

(Thousands of dollars)	September 30, 2015	December 31, 2014
6% senior notes due 2023 (net of unamortized discount of $6,908 at September 2015 and $7,557 at December 2014)	$493,092	$492,443
Less unamortized debt issuance costs	(3,706)	(4,193)
Total notes payable, net	489,386	488,250
Capitalized lease obligations, vehicles, due through 2018	525	—

Less current maturities	(182)	—
Total long-term debt	$489,729	$488,250

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount).  As of September 30, 2015, our fixed charge coverage ratio was 0.75; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. Beginning in 2013, we began investing in our Corporate segment which is primarily spin-related infrastructure costs that benefit the entire company.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our assets.  The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014
Marketing:
Company stores	$53,037	$27,564	$122,239	$72,435
Terminals	1,739	224	3,169	654
Sustaining capital	6,636	2,781	22,303	8,666
Corporate	2,417	1,004	4,424	2,600
Discontinued operations	531	60	3,603	332
Total	$64,360	$31,633	$155,738	$84,687

We currently expect capital expenditures for the full year 2015 to be approximately $210 million to $230 million, including $185 million to $205 million for the retail marketing business,  $5 million for the remaining ethanol facility, $15 million for product supply and wholesale operations and $5 million for Corporate needs.  See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. Within our retail marketing spending, we anticipate approximately $35 million will be sustaining capital with the remainder invested in construction of new Company stations and land acquisition.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2015 to hedge the purchase price of corn and the sales prices of wet and dried distillers grain at the Company’s remaining ethanol production facility in Hereford, Texas. A 10% increase in the respective benchmark price of the commodities underlying these derivative contracts would have decreased the recorded net asset associated with these derivative contracts by approximately $0.9 million, while a 10% decrease would have increased the recorded net asset by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.
For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2014 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2015.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2015, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
July 1, 2015 to July 31, 2015	—	$—	—	$58,837,994
August 1, 2015 to August 31, 2015	865,869	50.29	865,869	15,296,992
September 1, 2015 to September 30, 2015	303,864	50.42	303,864	—
Three Months Ended September 30, 2015	1,169,733	$50.32	1,169,733	$—

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

By    __/s/ Donald R. Smith Jr. _______
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
November 5, 2015

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