Form 10-Q
period 2016-03-31
Murphy USA Inc.
filed 2016-05-09
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
  __Yes        ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2016 was 39,396,549.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Thousands of dollars)	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$195,701	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,982 in 2016 and $1,963 in 2015	128,120	136,253
Inventories, at lower of cost or market	155,450	155,906
Prepaid expenses and other current assets	11,320	41,173
Total current assets	490,591	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $714,150 in 2016 and $724,486 in 2015	1,385,337	1,369,318
Restricted cash	130,932	68,571
Other assets	13,675	12,685
Total assets	$2,020,535	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$30,295	$222
Trade accounts payable and accrued liabilities	356,871	390,341
Income taxes payable	12,887	—
Deferred income taxes	—	1,729
Total current liabilities	400,053	392,292

Long-term debt, including capitalized lease obligations	657,766	490,160
Deferred income taxes	191,820	161,236
Asset retirement obligations	24,635	24,345
Deferred credits and other liabilities	20,647	25,918
Total liabilities	1,294,921	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2016 and 2015, respectively)	468	468
Treasury stock (7,370,615 and 5,088,434 shares held at
March 31, 2016 and December 31, 2015, respectively)	(438,058)	(294,139)
Additional paid in capital (APIC)	549,551	558,182
Retained earnings	613,653	527,779
Total stockholders' equity	725,614	792,290
Total liabilities and stockholders' equity	$2,020,535	$1,886,241
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Thousands of dollars except per share amounts)	2016	2015
Revenues
Petroleum product sales (a)	$1,888,284	$2,358,079
Merchandise sales	561,737	524,137
Other operating revenues	40,241	38,548
Total revenues	2,490,262	2,920,764
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	1,783,129	2,261,086
Merchandise cost of goods sold	475,802	450,553
Station and other operating expenses	116,774	114,535
Depreciation and amortization	23,486	21,103
Selling, general and administrative	31,503	31,093
Accretion of asset retirement obligations	413	378
Total costs and operating expenses	2,431,107	2,878,748
Income from operations	59,155	42,016
Other income (expense)
Interest income	80	1,873
Interest expense	(9,388)	(8,329)
Gain (loss) on sale of assets	89,465	4
Other nonoperating income (expense)	33	5,364
Total other income (expense)	80,190	(1,088)
Income before income taxes	139,345	40,928
Income tax expense	53,471	17,411
Income from continuing operations	85,874	23,517
Income (loss) from discontinued operations, net of taxes	—	(585)
Net Income	$85,874	$22,932
Earnings per share - basic:
Income from continuing operations	$2.10	$0.51
Income (loss) from discontinued operations	—	(0.01)
Net Income - basic	$2.10	$0.50
Earnings per share - diluted:
Income from continuing operations	$2.08	$0.51
Income (loss) from discontinued operations	—	(0.01)
Net Income - diluted	$2.08	$0.50
Weighted-average shares outstanding (in thousands):
Basic	40,909	45,633
Diluted	41,255	46,036
Supplemental information:
(a) Includes excise taxes of:	$472,610	$462,974

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$85,874	$22,932
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	—	585
Depreciation and amortization	23,486	21,103
Deferred and noncurrent income tax charges (credits)	28,855	(5,073)
Accretion on discounted liabilities	413	378
Pretax (gains) losses from sale of assets	(89,465)	(4)
Net (increase) decrease in noncash operating working capital	24,847	(12,313)
Other operating activities - net	2,904	2,519
Net cash provided by continuing operations	76,914	30,127
Net cash provided by discontinued operations	—	4,291
Net cash provided by operating activities	76,914	34,418
Investing Activities
Property additions	(47,283)	(31,622)
Proceeds from sale of assets	86,011	82
Changes in restricted cash	(63,650)	—
Other investing activities - net	(1,300)	—
Investing activities of discontinued operations
Sales proceeds	—	—
Other	—	(955)
Net cash required by investing activities	(26,222)	(32,495)
Financing Activities
Purchase of treasury stock	(150,010)	(39,435)
Net change in long-term debt	199,927	(15)
Debt issuance costs	(3,114)	—
Amounts related to share-based compensation	(4,129)	(2,907)
Net cash provided by (required by) financing activities	42,674	(42,357)
Net increase (decrease) in cash and cash equivalents	93,366	(40,434)
Cash and cash equivalents at January 1	102,335	328,105
Cash and cash equivalents at March 31	195,701	287,671
Less: Cash and cash equivalents held for sale	—	1,241
Cash and cash equivalents of continuing operations at March 31	$195,701	$286,430

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	22,932	22,932
Purchase of treasury stock	—	—	(39,435)	—	—	(39,435)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,493	(5,493)	—	—
Amounts related to share-based compensation	—	—	—	(2,907)	—	(2,907)
Share-based compensation expense	—	—	—	1,903	—	1,903
Balance as of March 31, 2015	46,767,164	$468	$(85,015)	$551,374	$374,371	$841,198

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	85,874	85,874
Purchase of treasury stock	—	—	(150,010)	—	—	(150,010)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,091	(6,091)	—	—
Amounts related to share-based compensation	—	—	—	(4,129)	—	(4,129)
Share-based compensation expense	—	—	—	1,589	—	1,589
Balance as of March 31, 2016	46,767,164	$468	$(438,058)	$549,551	$613,653	$725,614

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 24 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2016, Murphy USA had a total of 1,336 Company stations.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2015, 2014 and 2013, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 26, 2016.

Recently Issued Accounting Standards— In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,” which states if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses.  If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance is effective for fiscal years, including interim periods within those years, beginning after December 15, 2015.  Companies may adopt the new guidance either prospectively for all arrangements entered into (or materially modified) after the effective date, or retrospectively.  Early adoption is permitted.  The Company has adopted the provisions of this standard in 2016 and no material adjustments were needed.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which amended existing accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted at the beginning of a fiscal year. The Company is adopting this standard as of first quarter 2016. This guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2016 and has applied this guidance prospectively to its deferred tax liabilities and assets. For the period ended December 31, 2015, current deferred tax liabilities of $1.7 million remain classified as current in the accompanying balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and currently expect to adopt the standard effective January 1, 2017.
Note 2 – Discontinued Operations

In September 2015, the Company determined that it had met held for sale criteria for its Hereford, Texas ethanol production facility. On September 25, 2015, the Company signed a letter of intent to sell this subsidiary for a gain and the transaction closed on November 12, 2015. We have classified the results of the Hereford plant as discontinued operations in our condensed consolidated statement of income for the three months ended March 31, 2015.

The financial results of our Hereford plant through March 31, 2015 are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The results of the Hereford ethanol plant were previously included along with "Corporate" as a reconciling item within our segment footnote prior to third quarter 2015. The following table presents financial results of the Hereford business:

Three Months Ended March 31,
(Thousands of dollars)	2015
Revenues
Ethanol sales	$41,751
Total revenues	41,751
Costs and operating expenses
Ethanol cost of goods sold	34,580
Station and other operating expenses	7,640
Depreciation and amortization	75
Selling, general and administrative expenses	363
Total costs and operating expenses	42,658
Income (loss) from operations	(907)
Other income (expense)
Gain (loss) on sale of assets	—
Other nonoperating income (expense)	—
Total other income (expense)	—
Income (loss) before income taxes	(907)
Income tax expense (benefit)	(322)
Net income (loss)	$(585)

The following table presents cash flow of the Hereford ethanol plant:

Three Months Ended March 31,
(Thousands of dollars)	2015
Net cash provided by discontinued operating activities	4,291
Net cash used in discontinued investing activities	(955)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	March 31, 2016	December 31, 2015
Finished products - FIFO basis	$168,457	$159,774
Less LIFO reserve - finished products	(107,471)	(102,849)
Finished products - LIFO basis	60,986	56,925
Store merchandise for resale	91,330	94,925
Materials and supplies	3,134	4,056
Total inventories	$155,450	$155,906

At March 31, 2016 and December 31, 2015, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $107,471,000 and $102,849,000, respectively.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	March 31, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,476 at March 2016 and $6,692 at December 2015)	$493,524	$493,308
Term loan due 2020 (effective rate of 3.42% at March 31, 2016)	200,000	—
Less unamortized debt issuance costs	(6,239)	(3,526)
Total notes payable, net	687,285	489,782
Capitalized lease obligations, vehicles, due through 2019	776	600
Less current maturities	(30,295)	(222)
Total long-term debt	$657,766	$490,160

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities

In March 2016, we amended and extended our existing credit agreement. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility. It also provides for a $150 million  uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term.

The borrowing base is, at any time of determination, the amount (net of reserves) equal to the sum of:

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

The ABL facility includes a $200 million sublimit for the issuance of letters of credit. Letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

•	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term loan facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on total debt to EBITDA ratio or (ii) with respect to the term loan facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six months as selected by us in accordance with the terms of the credit agreement.

We are obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of March 31, 2016, our fixed charge coverage ratio

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was 0.54; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

After giving effect to the applicable restrictions on certain payments, which could include dividends, under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $100 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0)) and the indenture, and subject to compliance with applicable law.  As of December 31, 2015, the Company had a shortfall of approximately $245.7 million of its net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 5 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at March 31, 2016 and December 31, 2015 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	March 31, 2016	December 31, 2015
Balance at beginning of period	$24,345	$22,245
Accretion expense	413	1,521
Liabilities incurred	6	579
Settlement of liabilities	$(129)	$—
Balance at end of period	$24,635	$24,345

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three month periods ended March 31, 2016 and 2015, the Company’s effective tax rates were as follows:

	2016	2015
Three months ended March 31,	38.4%	42.5%

The effective tax rate for the three months ended March 31, 2016 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense while the effective rate for the prior year period was higher than the statutory rate primarily due to certain discrete items that impacted income taxes in the period in addition to U.S. state tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016, the earliest year remaining open for Federal audit and/or settlement is 2012 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 7 — Incentive Plans
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

On February 10, 2016, the Committee granted nonqualified stock options for 96,500 shares at an exercise price of $59.11 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $16.08 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.   There were 26,650 time-based restricted units granted at a grant date fair value of $59.11 along with 53,300 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $82.94 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $59.11 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On February 10, 2016, the Committee also granted 45,475 time-based restricted stock units granted to certain employees with a grant date fair value of $59.11 per unit.

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

During the first quarter of 2016, the Company issued 19,900 restricted stock units to its non-employee directors at a weighted average grant date fair value of $59.14 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2016 and 2015, share based compensation was $1.6 million and $1.9 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2016 was $0.5 million.

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of March 31, 2016, all current derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016 and December 31, 2015, cash deposits of $1.0 million and $1.6 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2016 or December 31, 2015, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan apart from Walmart rather than continue to acquire land from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. During the first quarter of 2016, the Company acquired 2,387,479 shares of common stock for an average price of $62.83 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Earnings per common share:
Net income (loss) per share - basic
Income from continuing operations	$85,874	$23,517
Income (loss) from discontinued operations	—	(585)
Net income attributable to common stockholders	$85,874	$22,932

Weighted average common shares outstanding (in thousands)	40,909	45,633
Earnings per share:
Continuing operations	$2.10	$0.51
Discontinued operations	—	(0.01)
Total earnings per share	$2.10	$0.50

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Income from continuing operations	$85,874	$23,517
Income (loss) from discontinued operations	—	(585)
Net income attributable to common stockholders	$85,874	$22,932
Weighted average common shares outstanding (in thousands)	40,909	45,633
Common equivalent shares:
Dilutive options	346	403
Weighted average common shares outstanding - assuming dilution (in thousands)	41,255	46,036

Earnings per share:
Continuing operations	$2.08	$0.51
Discontinued operations	—	(0.01)
Earnings per share - assuming dilution	$2.08	$0.50

Note 10 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Renewable Identification Numbers (RINs) sales	$38,775	$37,599
Other	1,466	949
Other operating revenues	$40,241	$38,548

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $(16,259,000) and $27,598,000 for the three month periods ended March 31, 2016 and 2015, respectively. Interest paid was $16,121,000 and $15,444,000 for the three month periods ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Accounts receivable	$8,147	$(26,151)
Inventories	456	(9,675)
Prepaid expenses and other current assets	29,853	3,574
Accounts payable and accrued liabilities	(26,315)	29,308
Income taxes payable	12,706	(19,414)
Current deferred income tax liabilities	—	10,045
Net decrease (increase) in noncash operating working capital	$24,847	$(12,313)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Assets and Liabilities Measured at Fair Value

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

At the balance sheet date the fair value of derivative contracts were determined using NYMEX quoted values but were immaterial.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2016		At December 31, 2015
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(688,061)	$(711,180)	$(490,382)	$(511,916)

Note 12 — Contingencies

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environmental exposures. The Company believes costs related to these sites will not have a material adverse effect on Murphy USA’s net income, financial condition or liquidity in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2016, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2016. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence and other insurance programs for general and auto liability. As of March 31, 2016, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.0 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2016, the Company had contingent liabilities of $17.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Business Segment

The Company's operations have one operating segment which is Marketing.  The operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating functions of the Company. Results not included in the reportable segment include Corporate and Other Assets and Discontinued Operations. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM).

		Three Months Ended
		March 31, 2016		March 31, 2015
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	March 31,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,791,628	$2,490,058	$92,425	$2,920,504	$24,756
Corporate and other assets	228,907	204	(6,551)	260	(1,239)
Total continuing operations	2,020,535	2,490,262	85,874	2,920,764	23,517
Discontinued operations	—	—	—	—	(585)
Total	$2,020,535	$2,490,262	$85,874	$2,920,764	$22,932

Note 14 – Guarantor Subsidiaries

Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023.  The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	March 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$195,701	$—	$—	$—	$195,701
Accounts receivable—trade, less allowance for doubtful accounts of $1,982 in 2016	—	128,120	—	—	—	128,120
Inventories, at lower of cost or market	—	155,450	—	—	—	155,450
Prepaid expenses and other current assets	—	11,320	—	—	—	11,320
Total current assets	—	490,591	—	—	—	490,591
Property, plant and equipment, at cost less accumulated depreciation and amortization of $714,150 in 2016	—	1,385,337	—	—	—	1,385,337
Restricted cash	—	130,932	—	—	—	130,932
Investments in subsidiaries	1,842,491	144,920	—	—	(1,987,411)	—
Other assets	—	13,675	—	—	—	13,675
Total assets	$1,842,491	$2,165,455	$—	$—	$(1,987,411)	$2,020,535
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$30,295	$—	$—	$—	$30,295
Inter-company accounts payable	450,054	(243,641)	(52,075)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	356,871	—	—	—	356,871
Income taxes payable	—	12,873	14	—	—	12,887
Deferred income taxes	—	—	—	—	—	—
Total current liabilities	450,054	156,398	(52,061)	(154,338)	—	400,053
Long-term debt, including capitalized lease obligations	—	657,766	—	—	—	657,766
Deferred income taxes	—	191,820	—	—		191,820
Asset retirement obligations	—	24,635	—	—	—	24,635
Deferred credits and other liabilities	—	20,647	—	—	—	20,647
Total liabilities	450,054	1,051,266	(52,061)	(154,338)	—	1,294,921
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at March 31, 2016)	468	1	60	—	(61)	468
Treasury Stock (7,370,615 shares held at March 31, 2016)	(438,058)	—	—	—	—	(438,058)
Additional paid in capital (APIC)	1,216,374	562,014	52,004	87,543	(1,368,384)	549,551
Retained earnings	613,653	552,174	(3)	66,795	(618,966)	613,653
Total stockholders' equity	1,392,437	1,114,189	52,061	154,338	(1,987,411)	725,614
Total liabilities and stockholders' equity	$1,842,491	$2,165,455	$—	$—	$(1,987,411)	$2,020,535

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$102,335	$—	$—	$—	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,963 in 2015	—	136,253	—	—	—	136,253
Inventories, at lower of cost or market	—	155,906	—	—	—	155,906
Prepaid expenses and other current assets	—	41,173	—	—	—	41,173
Total current assets	—	435,667	—	—	—	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $724,486 in 2015	—	1,369,318	—	—	—	1,369,318
Restricted cash	—	68,571	—	—	—	68,571
Investments in subsidiaries	1,756,617	144,921	—	—	(1,901,538)	—
Other assets	—	12,685	—	—	—	12,685
Total assets	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$222	$—	$—	$—	$222
Inter-company accounts payable	300,044	(93,644)	(52,062)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	390,341	—	—	—	390,341
Income taxes payable	—	—	—	—	—	—
Deferred income taxes	—	1,729	—	—	—	1,729
Total current liabilities	300,044	298,648	(52,062)	(154,338)	—	392,292
Long-term debt, including capitalized lease obligations	—	490,160	—	—	—	490,160
Deferred income taxes	—	161,236	—	—	—	161,236
Asset retirement obligations	—	24,345	—	—	—	24,345
Deferred credits and other liabilities	—	25,918	—	—	—	25,918
Total liabilities	300,044	1,000,307	(52,062)	(154,338)	—	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2015)	468	1	60	—	(61)	468
Treasury Stock (5,088,434 shares held at December 31, 2015)	(294,139)	—	—	—	—	(294,139)
Additional paid in capital (APIC)	1,222,465	564,554	52,004	87,543	(1,368,384)	558,182
Retained earnings	527,779	466,300	(2)	66,795	(533,093)	527,779
Total stockholders' equity	1,456,573	1,030,855	52,062	154,338	(1,901,538)	792,290
Total liabilities and stockholders' equity	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$1,888,284	$—	$—	$—	$1,888,284
Merchandise sales	—	561,737	—	—	—	561,737
Other operating revenues	—	40,241	—	—	—	40,241
Total revenues	$—	$2,490,262	$—	$—	$—	$2,490,262
Costs and Operating Expenses
Petroleum product cost of goods sold	—	1,783,129	—	—	—	1,783,129
Merchandise cost of goods sold	—	475,802	—	—	—	475,802
Station and other operating expenses	—	116,774	—	—	—	116,774
Depreciation and amortization	—	23,486	—	—	—	23,486
Selling, general and administrative	—	31,502	1	—	—	31,503
Accretion of asset retirement obligations	—	413	—	—	—	413
Total costs and operating expenses	—	2,431,106	1	—	—	2,431,107
Income (loss) from operations	$—	$59,156	$(1)	$—	$—	$59,155
Other income (expense)
Interest income	—	80	—	—	—	80
Interest expense	—	(9,388)	—	—	—	(9,388)
Gain on sale of assets	—	89,465	—	—	—	89,465
Other nonoperating income	—	33	—	—	—	33
Total other income (expense)	$—	$80,190	$—	$—	$—	$80,190
Income (loss) from continuing operations before income taxes	—	139,346	(1)	—	—	139,345
Income tax expense	—	53,471	—	—	—	53,471
Income (loss) from continuing operations	—	85,875	(1)	—	—	85,874
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	85,874	(1)	—	—	(85,873)	—
Net Income (Loss)	$85,874	$85,874	$(1)	$—	$(85,873)	$85,874

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,390,481	$—	$—	$(32,402)	$2,358,079
Merchandise sales	—	524,137	—	—	—	524,137
Other operating revenues	—	38,548	—	—	—	38,548
Total revenues	$—	$2,953,166	$—	$—	$(32,402)	$2,920,764
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,293,488	—	—	(32,402)	2,261,086
Merchandise cost of goods sold	—	450,553	—	—	—	450,553
Station and other operating expenses	—	114,535	—	—	—	114,535
Depreciation and amortization	—	21,103	—	—	—	21,103
Selling, general and administrative	—	31,092	1	—	—	31,093
Accretion of asset retirement obligations	—	378	—	—	—	378
Total costs and operating expenses	—	2,911,149	1	—	(32,402)	2,878,748
Income (loss) from operations	$—	$42,017	$(1)	$—	$—	$42,016
Other income (expense)
Interest income	—	1,873	—	—	—	1,873
Interest expense	—	(8,329)	—	—	—	(8,329)
Gain on sale of assets	—	4	—	—	—	4
Other nonoperating income	—	5,364	—	—	—	5,364
Total other income (expense)	$—	$(1,088)	$—	$—	$—	$(1,088)
Income (loss) from continuing operations before income taxes	—	40,929	(1)	—	—	40,928
Income tax expense	—	17,411	—	—	—	17,411
Income (loss) from continuing operations	—	23,518	(1)	—	—	23,517
Income (loss) from discontinued operations, net of taxes	—	—	—	(585)	—	(585)
Equity earnings in affiliates, net of tax	22,932	(586)	—	—	(22,346)	—
Net Income (Loss)	$22,932	$22,932	$(1)	$(585)	$(22,346)	$22,932

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$85,874	$85,874	$(1)	$—	$(85,873)	$85,874
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	23,486	—	—	—	23,486
Deferred and noncurrent income tax charges	—	28,855	—	—	—	28,855
Accretion on discounted liabilities	—	413	—	—	—	413
Pretax gains from sale of assets	—	(89,465)	—	—	—	(89,465)
Net decrease in noncash operating working capital	—	24,847	—	—	—	24,847
Equity in earnings of affiliates	(85,874)	1	—	—	85,873	—
Other operating activities - net	—	2,904	—		—	2,904
Net cash provided by (required by) operating activities	—	76,915	(1)	—	—	76,914
Investing Activities
Property additions	—	(47,283)	—	—	—	(47,283)
Proceeds from sale of assets	—	86,011	—	—	—	86,011
Changes in restricted cash	—	(63,650)	—	—	—	(63,650)
Other investing activities - net	—	(1,300)	—	—	—	(1,300)
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	—	—	—
Net cash required by investing activities	—	(26,222)	—	—	—	(26,222)
Financing Activities
Purchase of treasury stock	(150,010)	—	—	—	—	(150,010)
Net change in long-term debt	—	199,927	—	—	—	199,927
Debt issuance costs	—	(3,114)	—	—	—	(3,114)
Amounts related to share-based compensation	—	(4,129)	—	—	—	(4,129)
Net distributions to parent	150,010	(150,011)	1	—	—	—
Net cash provided by financing activities	—	42,673	1	—	—	42,674
Net increase in cash and cash equivalents	—	93,366	—	—	—	93,366
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at March 31	$—	$195,701	$—	$—	$—	$195,701

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,932	$22,932	$(1)	$(585)	$(22,346)	$22,932
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations, net of tax	—	—	—	585	—	585
Depreciation and amortization	—	21,103	—	—	—	21,103
Deferred and noncurrent income tax credits	—	(5,073)	—	—	—	(5,073)
Accretion on discounted liabilities	—	378	—	—	—	378
Pretax gains from sale of assets	—	(4)	—	—	—	(4)
Net increase in noncash operating working capital	—	(12,313)	—	—	—	(12,313)
Equity in earnings of affiliates	(22,932)	586	—	—	22,346	—
Other operating activities - net	—	2,519	—	—	—	2,519
Net cash provided by (required by) continuing operations	—	30,128	(1)	—	—	30,127
Net cash provided by discontinued operations	—	—	—	4,291	—	4,291
Net cash provided by (required by) operating activities	—	30,128	(1)	4,291	—	34,418
Investing Activities
Property additions	—	(31,622)	—	—	—	(31,622)
Proceeds from sale of assets	—	82	—	—	—	82
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	—	—	—	—	—
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	(955)	—	(955)
Net cash required by investing activities	—	(31,540)	—	(955)	—	(32,495)
Financing Activities
Purchase of treasury stock	(39,435)	—	—	—	—	(39,435)
Net change in long-term debt	—	(15)	—	—	—	(15)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(2,907)	—	—	—	(2,907)
Net distributions to parent	39,435	(36,399)	1	(3,037)	—	—
Net cash provided by (required by) financing activities	—	(39,321)	1	(3,037)	—	(42,357)
Net increase (decrease) in cash and cash equivalents	—	(40,733)	—	299	—	(40,434)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at March 31	$—	$286,430	$—	$1,241	$—	$287,671
Less: Cash and cash equivalents of held for sale	—	—	—	1,241	—	1,241
Cash and cash equivalents of continuing operations at March 31	$—	$286,430	$—	$—	$—	$286,430

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	6,091	—	—	—	—	6,091
Repurchase of common stock	(150,010)	—	—	—	—	(150,010)
Balance as of March 31, 2016	$(438,058)	$—	$—	$—	$—	$(438,058)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(6,091)	—	—	—	—	(6,091)
Amounts related to share-based compensation	—	(4,129)	—	—	—	(4,129)
Share-based compensation expense	—	1,589	—	—	—	1,589
Balance as of March 31, 2016	$1,216,374	$562,014	$52,004	$87,543	$(1,368,384)	$549,551
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income	85,874	85,874	(1)	—	(85,873)	85,874
Balance as of March 31, 2016	$613,653	$552,174	$(3)	$66,795	$(618,966)	$613,653
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,493	—	—	—	—	5,493
Repurchase of common stock	(39,435)	—	—	—	—	(39,435)
Balance as of March 31, 2015	$(85,015)	$—	$—	$—	$—	$(85,015)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,493)	—	—	—	—	(5,493)
Amounts related to share-based compensation	—	(2,907)	—	—	—	(2,907)
Share-based compensation expense	—	1,903	—	—	—	1,903
Balance as of March 31, 2015	$1,222,602	$557,607	$52,004	$35,677	$(1,316,516)	$551,374
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	22,932	22,932	(1)	(585)	(22,346)	22,932
Balance as of March 31, 2015	$374,371	$374,371	$(2)	$88,940	$(463,309)	$374,371

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2016 and 2015.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2016 and 2015. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2016, we had a total of 1,336 Company stations in 24 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Retail fuel margins were supported by increased volatility in wholesale prices during the quarter which typically allows for more frequent downward price moves. The prior year quarter was a period of sharply rising wholesale costs which caused less opportunity for margin expansion.   As it relates to our merchandise cost of sales, we implemented a new supply agreement with Core-Mark in February 2016 that is expected to provide additional margin improvement and uplift compared to our prior supply deal.

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

In March 2016, we amended and extended our existing $450 million asset based credit facility and modified some of the covenants to be slightly more favorable to the Company.   As part of the amendment, we borrowed a term loan for $200 million that has a four year term. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2016, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed in 2017 relative to the 2012 sites. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all or any additional sites as contemplated under the agreement.  See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2016 to range from approximately $250 million to $300 million depending on how many new sites are developed.  We intend to fund our capital program in 2016 primarily using operating cash flow but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Despite a lower income tax rate in the current quarter ended March 31, 2016 due to certain discrete items, we currently estimate our ongoing effective tax rate to be approximately 38.5% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 21 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2015 included with our Annual Report on Form 10-K and Note 13 “Business Segment” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2016.

Results of Operations

Consolidated Results

For the three month period ended March 31, 2016, the Company reported net income of $85.9 million or $2.08 per diluted share on revenue of $2.49 billion.  Net income was $22.9 million for the same period in 2015 or $0.50 per diluted share on $2.92 billion in revenue. Included as a part of net income for the 2015 period was income from discontinued operations of $0.6 million related to the Hereford ethanol plant.

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Quarterly revenues for 2016 decreased $0.43 billion, or 14.7%, compared to Q1 2015.  The lower revenues were caused by lower retail and wholesale fuel prices in 2016.  Partially offsetting these lower revenues was an increase in store count in 2016 and slightly higher overall retail fuel volumes combined with higher RIN values.

Total cost of sales decreased $0.45 billion, or 16.7%, compared to 2015.  This decline is primarily due to lower fuel purchase costs in all areas in the 2016 quarter.  Partially offsetting this decline was an increase in cost of sales for the increased store count in 2016.

Operating expenses increased $2.2 million or 2.0% from 2015.  This increase was driven by higher absolute labor and benefit costs due to more stores open during the 2016 period.

Selling, general and administrative (SG&A) expenses for 2016 increased $0.4 million, or 1.3%, from 2015.  The increase in SG&A costs is due to higher labor, travel and training costs mostly offset by lower professional service fees related to various ongoing projects.

Income tax expense for 2016 was higher than 2015 due to higher pre-tax income levels. The effective tax rate was 38.4% for the 2016 quarter and 42.5% for the 2015 quarter.   The lower effective rate in the current quarter was primarily due to certain discrete items that impacted the 2015 quarter that did not repeat.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Marketing	$92,425	$24,756
Corporate	(6,551)	(1,239)
Discontinued operations	—	(585)
Net income	$85,874	$22,932

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Net income for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to:

•	Gain on sale of CAM pipeline system

•	Higher retail fuel margin per gallon

•	Higher merchandise gross margin dollars

•	Increased total retail fuel volumes

The items below partially offset the increase in earnings in the current period:

•	Higher income tax expense due to higher pre-tax earnings

•	Higher operating expenses

•	Increased interest expense due to addition of term loan

(Thousands of dollars, except volume per store month and margins)	Three Months Ended March 31,
Marketing Segment	2016	2015

Revenues
Petroleum product sales	$1,888,284	$2,358,079
Merchandise sales	561,737	524,137
Other operating revenues	40,037	38,288
Total revenues	2,490,058	2,920,504
Costs and operating expenses
Petroleum products cost of goods sold	1,783,129	2,261,086
Merchandise cost of goods sold	475,802	450,553
Station and other operating expenses	116,774	114,534
Depreciation and amortization	21,915	19,903
Selling, general and administrative	31,503	31,094
Accretion of asset retirement obligations	413	378
Total costs and operating expenses	2,429,536	2,877,548
Income from operations	60,522	42,956
Other income
Interest expense	(9)	(2)
Gain (loss) on sale of assets	89,465	4
Other nonoperating income (expense)	28	79
Total other income (expense)	89,484	81
Income from continuing operations before income taxes	150,006	43,037
Income tax expense	57,581	18,281
Income from continuing operations	$92,425	$24,756

Gallons sold per store month	252,067	253,663
Fuel margin (cpg)	11.1	10.0
Fuel margin $ per store month	$28,039	$25,283

Total tobacco sales revenue per store month	$106,037	$106,661
Total non-tobacco sales revenue per store month	$34,544	$31,438
Total merchandise sales revenue per store month	$140,581	$138,099

Merchandise margin $ per store month	$21,506	$19,388
Merchandise margin as a percentage of merchandise sales	15.3%	14.0%
Store count at end of period	1,336	1,268
Total store months during the period	3,996	3,795

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Net income in the Marketing segment for 2016 increased $67.7 million over the 2015 period. The primary reason, in addition to the sale of CAM pipeline, for this improvement was an increase in retail fuel margins, higher total retail fuel sales volumes, and higher merchandise margins partially offset by lower wholesale margins.  Quarterly chain wide retail fuel sales volumes increased 4.6% to 1.01 billion gallons sold in 2016 compared to 962.7 million gallons sold in 2015.

Quarterly merchandise margins in 2016 were higher than 2015.  The increase in gross margin dollars of 16.8% in the current period was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and better promotional effectiveness. As a result, total unit margins were up by 130 basis points from 14.0% in the prior period to a new, quarterly record of 15.3%.
Also impacting net income in the 2016 period was the sale of RINs of $38.8 million compared to $37.6 million in 2015.  During 2016, 54 million RINs were sold at an average selling price of $0.72 per RIN.
Total revenues for the Marketing segment were approximately $2.5 billion for 2016 and $2.9 billion for 2015. Revenues included excise taxes collected and remitted to government authorities of $473 million in 2016 and $463 million in 2015.  The cause of the significant decline in revenues was a $0.43 per gallon reduction in retail fuel price in the 2016 quarter.
Total fuel sales volumes per station were down 0.6% to 252,067 gallons per store month in the 2016 period from 253,663 gallons per store month in 2015.  Retail fuel margin improved 11.0% in the 2016 quarter to 11.1 cpg, compared to 10.0 cpg in the prior year quarter. Retail fuel margins were supported by increased volatility in wholesale prices compared to a sharp increase in the 2015 quarter.
Merchandise total sales increased 7.2% to $561.7 million in 2016 from $524.1 million in 2015 because of an increase in non-tobacco sales of 9.9% average per store month (APSM) combined with a decrease in tobacco products revenue of 0.6% APSM. Merchandise margins were higher at 15.3% for the current period due primarily to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were a negative $9.1 million in the 2016 period compared to a negative $1.0 million in 2015. The decrease in the current period reflected inventory and timing variances which were positive but lower versus the year ago period, as the spot price run-up was longer and steeper in Q1 2015.

Station and other operating expenses increased $2.2 million in the current period compared to 2015 levels.  On an APSM basis, expenses applicable to retail declined 1.7%, primarily because of lower maintenance costs in the period.
Depreciation expense increased $2.0 million in the 2016 period, an increase of 10.1% over the prior period. This increase was caused by more stores operating in the 2016 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $0.4 million, or 1.3%, in 2016.  This increase was primarily due to higher labor, travel and training mostly offset by lower professional services fees related to ongoing projects.

Same store sales comparison

	SSS	APSM
	Three months ended
	March 31, 2016
Fuel gallons per month	0.2%	(0.6)%

Merchandise sales	4.0%	1.8%
Tobacco sales	2.2%	(0.6)%
Non tobacco sales	10.1%	9.9%

Merchandise margin	12.9%	10.9%
Tobacco margin	13.9%	10.6%
Non tobacco margin	11.5%	11.4%

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
The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be immaterial and will also remain in the calculation.  Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2015 for the sites being compared in the 2016 versus 2015 calculations).
Corporate and other assets

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
After-tax results for Corporate and other assets decreased in the recently completed quarter to a loss of $6.6 million compared to a loss of $1.2 million in the first quarter of 2015.  This decrease was partially due to higher interest expense in the period.  In the first quarter of 2016, interest expense within the Corporate area was $9.4 million compared to expense of $8.3 million in the same quarter of 2015. The higher interest in the current quarter is due to the new term loan of $200 million drawn in the period.  The 2015 period also included a refund of state sales and use tax that did not reoccur in 2016.

Discontinued Operations

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

While there were no discontinued operations in the current quarter, the 2015 quarter contained the operations of the Hereford ethanol plant operations. During Q1 2015, the Company had a loss of $0.6 million related to Hereford due to a tough crush spread environment.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ending March 31, 2016 and 2015.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015

Net income	$85,874	$22,932

Income taxes	53,471	17,411
Interest expense, net of interest income	9,308	6,456
Depreciation and amortization	23,486	21,103
EBITDA	172,139	67,902

(Income) loss from discontinued operations, net of tax	—	585
Accretion of asset retirement obligations	413	378
(Gain) loss on sale of assets	(89,465)	(4)
Other nonoperating (income) expense	(33)	(5,364)
Adjusted EBITDA	$83,054	$63,497

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

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Net cash provided by operating activities	$76,914	$30,127
Payments for property and equipment	(47,283)	(31,622)
Free cash flow	$29,631	$(1,495)

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility.   Only the $200 million term loan is outstanding at March 31, 2016.  At March 31, 2016 we had $153 million of borrowing capacity under the ABL facility that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $77 million for the three months ended March 31, 2016 and $34 million for the comparable period in 2015, higher primarily because of higher deferred taxes and a decrease in noncash operating working capital.  Net income increased $63 million in 2016 compared to the corresponding period in 2015 and the amount of cash generated from adjustments of working capital in the 2016 period increased by $37 million.  The adjustments in working capital were primarily attributable to increases in accounts payable that occurred in the current year.  Cash flows from operating activities also included cash flows from discontinued operations of $4 million in 2015.

Investing Activities

For the three months ended March 31, 2016, cash required by investing activities was $26 million compared to $32 million in the three months ended March 31, 2015. The lower investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth partially offset by the proceeds from the sale of assets and changes in restricted cash.

Financing Activities

Financing activities in the three months ended March 31, 2016 generated cash of $43 million compared to use of $42 million in the three months ended March 31, 2015. The cash generated was from the borrowing of $200 million term loan in the quarter which was mostly offset by the repurchase of common shares in the current period of $150 million.
Share Repurchase Authorization
On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities.  During the quarter, the Company purchased $150 million of its common shares under this repurchase authorization. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and borrowings under our $200 million term loan.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.
 Debt
 Our long-term debt at March 31, 2016 and December 31, 2015 are as set forth below:

(Thousands of dollars)	March 31, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,476 at March 2016 and $6,692 at December 2015)	$493,524	$493,308
Term loan due 2020 (effective rate of 3.42% at March 31, 2016)	200,000	—
Less unamortized debt issuance costs	(6,239)	(3,526)
Total notes payable, net	687,285	489,782
Capitalized lease obligations, vehicles, due through 2019	776	600

Less current maturities	(30,295)	(222)
Total long-term debt	$657,766	$490,160

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

Credit Facilities

In March 2016, we amended and extended our existing credit agreement. The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility. It also provides for a $150 million  uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term.

The borrowing base is, at any time of determination, the amount (net of reserves) equal to the sum of:

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

The ABL facility includes a $200 million sublimit for the issuance of letters of credit. Letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

•	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term loan facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on total debt to EBITDA ratio or (ii) with respect to the term loan facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six months as selected by us in accordance with the terms of the credit agreement.

We are obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of March 31, 2016, our fixed charge coverage ratio was 0.54; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

After giving effect to the applicable restrictions on certain payments, which could include dividends, under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $100 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0)) and the indenture, and subject to compliance with applicable law.  As of December 31, 2015, the Company had a shortfall of approximately $245.7 million of its net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(Thousands of dollars)	2016	2015
Marketing:
Company stores	$33,332	$21,875
Terminals	35	516
Sustaining capital	4,918	8,364
Corporate	3,369	1,164
Discontinued operations	—	593
Total	$41,654	$32,512

We currently expect capital expenditures for the full year 2016 to range from approximately $250 million to $300 million, including $175 million to $225 million for the retail marketing business,  $5 million for product supply and wholesale operations and $30 million for Corporate and other assets including our ASaP program initiatives and a remodel of our Corporate headquarters.  Also included in this total is approximately $40 million of maintenance capital for a continuation of our refresh program at 300 sites, along with doubling our supercooler installations to 120 locations this year. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2015.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to market risks related to the volatility in the price of crude oil and refined products (primarily gasoline and diesel) used in our operations. These fluctuations can affect our revenues and purchases, as well as the cost of operating, investing and financing activities. We make limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by our middle-office function and the Company’s senior management.
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2016 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2015 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2016.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2016, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
January 1, 2016 to January 31, 2016	—	$—	—	$500,000,000
February 1, 2016 to February 29, 2016	1,248,796	61.15	1,248,796	423,639,205
March 1, 2016 to March 31, 2016	1,138,683	64.68	1,138,683	349,989,539
Three Months Ended March 31, 2016	2,387,479	$62.83	2,387,479	$349,989,539

Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on January 25, 2016 include authorization for the Company to acquire up to $500 million of its Common shares by December 31, 2017

ITEM 6. EXHIBITS

The Exhibit Index on page [39] of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By    __/s/ Donald R. Smith Jr.
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
May 9, 2016

EXHIBIT INDEX
Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated as of March 10, 2016 among Murphy Oil USA, Inc., as the borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc., as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhiibit 10.1 to Form 8-K as filed on March 16, 2016)

10.2
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