Form 10-Q
period 2016-06-30
Murphy USA Inc.
filed 2016-08-04
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
  __Yes        ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2016 was 39,163,458.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Thousands of dollars)	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$254,210	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,988 in 2016 and $1,963 in 2015	148,211	136,253
Inventories, at lower of cost or market	152,494	155,906
Prepaid expenses and other current assets	17,066	41,173
Total current assets	571,981	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $732,114 in 2016 and $724,486 in 2015	1,430,816	1,369,318
Restricted cash	53,853	68,571
Other assets	27,196	12,685
Total assets	$2,083,846	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$30,372	$222
Trade accounts payable and accrued liabilities	401,141	390,341
Income taxes payable	24,184	—
Deferred income taxes	—	1,729
Total current liabilities	455,697	392,292

Long-term debt, including capitalized lease obligations	648,266	490,160
Deferred income taxes	177,570	161,236
Asset retirement obligations	25,012	24,345
Deferred credits and other liabilities	19,389	25,918
Total liabilities	1,325,934	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2016 and 2015, respectively)	468	468
Treasury stock (7,603,706 and 5,088,434 shares held at
June 30, 2016 and December 31, 2015, respectively)	(454,496)	(294,139)
Additional paid in capital (APIC)	551,977	558,182
Retained earnings	659,963	527,779
Total stockholders' equity	757,912	792,290
Total liabilities and stockholders' equity	$2,083,846	$1,886,241
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except per share amounts)	2016	2015	2016	2015
Revenues
Petroleum product sales (a)	$2,371,735	$2,858,910	$4,260,019	$5,216,989
Merchandise sales	589,457	572,164	1,151,194	1,096,301
Other operating revenues	44,570	36,912	84,811	75,460
Total revenues	3,005,762	3,467,986	5,496,024	6,388,750
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	2,242,936	2,750,602	4,026,065	5,011,688
Merchandise cost of goods sold	496,801	488,540	972,603	939,093
Station and other operating expenses	125,145	122,377	241,919	236,912
Depreciation and amortization	23,685	21,215	47,171	42,318
Selling, general and administrative	32,320	32,886	63,823	63,979
Accretion of asset retirement obligations	412	379	825	757
Total costs and operating expenses	2,921,299	3,415,999	5,352,406	6,294,747
Income from operations	84,463	51,987	143,618	94,003
Other income (expense)
Interest income	250	15	330	1,888
Interest expense	(10,210)	(8,329)	(19,598)	(16,658)
Gain (loss) on sale of assets	(490)	(23)	88,975	(19)
Other nonoperating income (expense)	85	(4,854)	118	510
Total other income (expense)	(10,365)	(13,191)	69,825	(14,279)
Income before income taxes	74,098	38,796	213,443	79,724
Income tax expense	27,788	13,976	81,259	31,387
Income from continuing operations	46,310	24,820	132,184	48,337
Income (loss) from discontinued operations, net of taxes	—	1,371	—	786
Net Income	$46,310	$26,191	$132,184	$49,123
Earnings per share - basic:
Income from continuing operations	$1.18	$0.56	$3.29	$1.07
Income (loss) from discontinued operations	—	0.03	—	0.02
Net Income - basic	$1.18	$0.59	$3.29	$1.09
Earnings per share - diluted:
Income from continuing operations	$1.17	$0.56	$3.26	$1.07
Income (loss) from discontinued operations	—	0.03	—	0.02
Net Income - diluted	$1.17	$0.59	$3.26	$1.09
Weighted-average shares outstanding (in thousands):
Basic	39,360	44,078	40,134	44,851
Diluted	39,720	44,409	40,505	45,218
Supplemental information:
(a) Includes excise taxes of:	$487,923	$483,470	$960,533	$946,444

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$132,184	$49,123
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	—	(786)
Depreciation and amortization	47,171	42,318
Deferred and noncurrent income tax charges (credits)	14,605	(9,468)
Accretion of asset retirement obligations	825	757
Pretax (gains) losses from sale of assets	(88,975)	19
Net (increase) decrease in noncash operating working capital	57,427	(24,910)
Other operating activities - net	5,365	8,010
Net cash provided by continuing operations	168,602	65,063
Net cash provided by discontinued operations	—	12,753
Net cash provided by operating activities	168,602	77,816
Investing Activities
Property additions	(116,569)	(87,895)
Proceeds from sale of assets	86,298	91
Changes in restricted cash	13,429	—
Other investing activities - net	(15,138)	—
Investing activities of discontinued operations
Other	—	(3,762)
Net cash required by investing activities	(31,980)	(91,566)
Financing Activities
Purchase of treasury stock	(167,105)	(189,834)
Borrowings of debt	200,000	—
Repayments of debt	(10,165)	(46)
Debt issuance costs	(3,240)	—
Amounts related to share-based compensation	(4,237)	(3,030)
Net cash provided by (required by) financing activities	15,253	(192,910)
Net increase (decrease) in cash and cash equivalents	151,875	(206,660)
Cash and cash equivalents at January 1	102,335	328,105
Cash and cash equivalents at June 30	254,210	121,445
Less: Cash and cash equivalents held for sale	—	976
Cash and cash equivalents of continuing operations at June 30	$254,210	$120,469

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	49,123	49,123
Purchase of treasury stock	—	—	(189,834)	—	—	(189,834)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,517	(5,517)	—	—
Amounts related to share-based compensation	—	—	—	(3,030)	—	(3,030)
Share-based compensation expense	—	—	—	4,353	—	4,353
Balance as of June 30, 2015	46,767,164	$468	$(235,390)	$553,677	$400,562	$719,317

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	132,184	132,184
Purchase of treasury stock	—	—	(167,105)	—	—	(167,105)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,748	(6,748)	—	—
Amounts related to share-based compensation	—	—	—	(4,237)	—	(4,237)
Share-based compensation expense	—	—	—	4,780	—	4,780
Balance as of June 30, 2016	46,767,164	$468	$(454,496)	$551,977	$659,963	$757,912

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 24 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2016, Murphy USA had a total of 1,344 Company stations.

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

Recently Issued Accounting Standards— In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which amended existing accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted at the beginning of a fiscal year. The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2016 and has applied this guidance prospectively to its deferred tax liabilities and assets. For the period ended December 31, 2015, current deferred tax liabilities of $1.7 million remain classified as current in the accompanying balance sheet.

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
On March 30, 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and currently expect to adopt the standard effective January 1, 2017.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Discontinued Operations

In September 2015, the Company determined that it had met held for sale criteria for its Hereford, Texas ethanol production facility. On September 25, 2015, the Company signed a letter of intent to sell this subsidiary for a gain and the transaction closed on November 12, 2015.

The financial results of our Hereford plant for the three and six months ended June 30, 2015 are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The results of the Hereford ethanol plant were previously included along with "Corporate" as a reconciling item within our segment footnote prior to third quarter 2015. The following table presents financial results of the Hereford business:

	Three Months Ended June 30,	Six Months Ended June 30,
(Thousands of dollars)	2015	2015
Revenues
Ethanol sales	$49,235	$90,986
Total revenues	49,235	90,986
Costs and operating expenses
Ethanol cost of goods sold	38,440	73,020
Station and other operating expenses	8,095	15,735
Depreciation and amortization	102	177
Selling, general and administrative expenses	364	726
Total costs and operating expenses	47,001	89,658
Income (loss) from operations	2,234	1,328
Other income (expense)
Gain (loss) on sale of assets	—	—
Other nonoperating income (expense)	—	—
Total other income (expense)	—	—
Income (loss) before income taxes	2,234	1,328
Income tax expense (benefit)	863	542
Net income (loss)	$1,371	$786

The following table presents cash flow of the Hereford ethanol plant:

	Three Months Ended June 30,	Six Months Ended June 30,
(Thousands of dollars)	2015	2015
Net cash provided by discontinued operating activities	8,462	12,753
Net cash used in discontinued investing activities	(2,807)	(3,762)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	June 30, 2016	December 31, 2015
Finished products - FIFO basis	$197,407	$159,774
Less LIFO reserve - finished products	(140,417)	(102,849)
Finished products - LIFO basis	56,990	56,925
Store merchandise for resale	92,222	94,925
Materials and supplies	3,282	4,056
Total inventories	$152,494	$155,906

At June 30, 2016 and December 31, 2015, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $140,417,000 and $102,849,000, respectively.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	June 30, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,259 at June 2016 and $6,692 at December 2015)	$493,741	$493,308
Term loan due 2020 (effective rate of 3.41% at June 30, 2016)	190,000	—
Less unamortized debt issuance costs	(6,046)	(3,526)
Total notes payable, net	677,695	489,782
Capitalized lease obligations, vehicles, due through 2019	943	600
Less current maturities	(30,372)	(222)
Total long-term debt	$648,266	$490,160

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

We are obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. We made the first payment on the term loan for $10 million on June 30, 2016. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.5 to 1.0 at any time when the term loans are outstanding.  As of June 30, 2016, our fixed charge coverage ratio was 0.70; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Note 5 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at June 30, 2016 and December 31, 2015 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	June 30, 2016	December 31, 2015
Balance at beginning of period	$24,345	$22,245
Accretion expense	825	1,521
Liabilities incurred	6	579
Settlement of liabilities	$(164)	$—
Balance at end of period	$25,012	$24,345

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three and six month periods ended June 30, 2016 and 2015, the Company’s effective tax rates were as follows:

	2016	2015
Three months ended June 30,	37.5%	36.0%
Six months ended June 30,	38.1%	39.4%

The effective tax rate for the three and six months ended June 30, 2016 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense while the effective rates for the prior year periods were higher than the statutory rate primarily due to certain discrete items that impacted income taxes in the period in addition to U.S. state tax expense.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of June 30, 2016, the earliest year remaining open for Federal audit and/or settlement is 2012 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

For the six months ended June 30, 2016 and 2015, share based compensation was $4.8 million and $4.4 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2016 was $1.4 million.

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of June 30, 2016, all current derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016 and December 31, 2015, cash deposits of $2.0 million and $1.6 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2016 or December 31, 2015, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan apart from Walmart rather than continue to acquire land from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. For the first six months ended June 30, 2016, the Company has acquired 2,631,608 shares of common stock for an average price of $63.50 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per common share:
Net income (loss) per share - basic
Income from continuing operations	$46,310	$24,820	$132,184	$48,337
Income (loss) from discontinued operations	—	1,371	—	786
Net income attributable to common stockholders	$46,310	$26,191	$132,184	$49,123

Weighted average common shares outstanding (in thousands)	39,360	44,078	40,134	44,851
Earnings per share:
Continuing operations	$1.18	$0.56	$3.29	$1.07
Discontinued operations	—	0.03	—	0.02
Total earnings per share	$1.18	$0.59	$3.29	$1.09

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Income from continuing operations	$46,310	$24,820	$132,184	$48,337
Income (loss) from discontinued operations	—	1,371	—	786
Net income attributable to common stockholders	$46,310	$26,191	$132,184	$49,123
Weighted average common shares outstanding (in thousands)	39,360	44,078	40,134	44,851
Common equivalent shares:
Dilutive options	360	331	371	367
Weighted average common shares outstanding - assuming dilution (in thousands)	39,720	44,409	40,505	45,218

Earnings per share:
Continuing operations	$1.17	$0.56	$3.26	$1.07
Discontinued operations	—	0.03	—	0.02
Earnings per share - assuming dilution	$1.17	$0.59	$3.26	$1.09

Note 10 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Renewable Identification Numbers (RINs) sales	$43,868	$36,248	$82,643	$73,847
Other	702	664	2,168	1,613
Other operating revenues	$44,570	$36,912	$84,811	$75,460

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $15,064,000 and $59,098,000 for the six month periods ended June 30, 2016 and 2015, respectively. Interest paid was $18,140,000 and $15,869,000 for the six month periods ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,
(Thousands of dollars)	2016	2015
Accounts receivable	$(11,921)	$(32,463)
Inventories	3,412	(36,386)
Prepaid expenses and other current assets	23,978	(11,859)
Accounts payable and accrued liabilities	17,955	67,207
Income taxes payable	24,003	(20,046)
Current deferred income tax liabilities	—	8,637
Net decrease (increase) in noncash operating working capital	$57,427	$(24,910)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2016		At December 31, 2015
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(678,638)	$(698,245)	$(490,382)	$(511,916)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2016, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2016. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence and other insurance programs for general and auto liability. As of June 30, 2016, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $18.8 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2016, the Company had contingent liabilities of $17.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

		Three Months Ended
		June 30, 2016		June 30, 2015
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	June 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,791,859	$3,005,750	$53,442	$3,467,985	$33,468
Corporate and other assets	291,987	12	(7,132)	1	(8,648)
Total continuing operations	2,083,846	3,005,762	46,310	3,467,986	24,820
Discontinued operations	—	—	—	—	1,371
Total	$2,083,846	$3,005,762	$46,310	$3,467,986	$26,191

		Six Months Ended
		June 30, 2016		June 30, 2015
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$5,495,808	$145,867	$6,388,489	$58,223
Corporate and other assets		216	(13,683)	261	(9,886)
Total operating segment		5,496,024	132,184	6,388,750	48,337
Discontinued operations		—	—	—	786
Total		$5,496,024	$132,184	$6,388,750	$49,123

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	June 30, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$254,210	$—	$—	$—	$254,210
Accounts receivable—trade, less allowance for doubtful accounts of $1,988 in 2016	—	148,211	—	—	—	148,211
Inventories, at lower of cost or market	—	152,494	—	—	—	152,494
Prepaid expenses and other current assets	—	17,066	—	—	—	17,066
Total current assets	—	571,981	—	—	—	571,981
Property, plant and equipment, at cost less accumulated depreciation and amortization of $732,114 in 2016	—	1,430,816	—	—	—	1,430,816
Restricted cash	—	53,853	—	—	—	53,853
Investments in subsidiaries	1,888,801	144,920	—	—	(2,033,721)	—
Other assets	—	27,196	—	—	—	27,196
Total assets	$1,888,801	$2,228,766	$—	$—	$(2,033,721)	$2,083,846
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$30,372	$—	$—	$—	$30,372
Inter-company accounts payable	467,148	(260,735)	(52,075)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	401,141	—	—	—	401,141
Income taxes payable	—	24,170	14	—	—	24,184
Deferred income taxes	—	—	—	—	—	—
Total current liabilities	467,148	194,948	(52,061)	(154,338)	—	455,697
Long-term debt, including capitalized lease obligations	—	648,266	—	—	—	648,266
Deferred income taxes	—	177,570	—	—		177,570
Asset retirement obligations	—	25,012	—	—	—	25,012
Deferred credits and other liabilities	—	19,389	—	—	—	19,389
Total liabilities	467,148	1,065,185	(52,061)	(154,338)	—	1,325,934
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at June 30, 2016)	468	1	60	—	(61)	468
Treasury Stock (7,603,706 shares held at June 30, 2016)	(454,496)	—	—	—	—	(454,496)
Additional paid in capital (APIC)	1,215,718	565,096	52,004	87,543	(1,368,384)	551,977
Retained earnings	659,963	598,484	(3)	66,795	(665,276)	659,963
Total stockholders' equity	1,421,653	1,163,581	52,061	154,338	(2,033,721)	757,912
Total liabilities and stockholders' equity	$1,888,801	$2,228,766	$—	$—	$(2,033,721)	$2,083,846

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$102,335	$—	$—	$—	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,963 in 2015	—	136,253	—	—	—	136,253
Inventories, at lower of cost or market	—	155,906	—	—	—	155,906
Prepaid expenses and other current assets	—	41,173	—	—	—	41,173
Total current assets	—	435,667	—	—	—	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $724,486 in 2015	—	1,369,318	—	—	—	1,369,318
Restricted cash	—	68,571	—	—	—	68,571
Investments in subsidiaries	1,756,617	144,921	—	—	(1,901,538)	—
Other assets	—	12,685	—	—	—	12,685
Total assets	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$222	$—	$—	$—	$222
Inter-company accounts payable	300,044	(93,644)	(52,062)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	390,341	—	—	—	390,341
Income taxes payable	—	—	—	—	—	—
Deferred income taxes	—	1,729	—	—	—	1,729
Total current liabilities	300,044	298,648	(52,062)	(154,338)	—	392,292
Long-term debt, including capitalized lease obligations	—	490,160	—	—	—	490,160
Deferred income taxes	—	161,236	—	—	—	161,236
Asset retirement obligations	—	24,345	—	—	—	24,345
Deferred credits and other liabilities	—	25,918	—	—	—	25,918
Total liabilities	300,044	1,000,307	(52,062)	(154,338)	—	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2015)	468	1	60	—	(61)	468
Treasury Stock (5,088,434 shares held at December 31, 2015)	(294,139)	—	—	—	—	(294,139)
Additional paid in capital (APIC)	1,222,465	564,554	52,004	87,543	(1,368,384)	558,182
Retained earnings	527,779	466,300	(2)	66,795	(533,093)	527,779
Total stockholders' equity	1,456,573	1,030,855	52,062	154,338	(1,901,538)	792,290
Total liabilities and stockholders' equity	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,371,735	$—	$—	$—	$2,371,735
Merchandise sales	—	589,457	—	—	—	589,457
Other operating revenues	—	44,570	—	—	—	44,570
Total revenues	$—	$3,005,762	$—	$—	$—	$3,005,762
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,242,936	—	—	—	2,242,936
Merchandise cost of goods sold	—	496,801	—	—	—	496,801
Station and other operating expenses	—	125,145	—	—	—	125,145
Depreciation and amortization	—	23,685	—	—	—	23,685
Selling, general and administrative	—	32,320	—	—	—	32,320
Accretion of asset retirement obligations	—	412	—	—	—	412
Total costs and operating expenses	—	2,921,299	—	—	—	2,921,299
Income (loss) from operations	$—	$84,463	$—	$—	$—	$84,463
Other income (expense)
Interest income	—	250	—	—	—	250
Interest expense	—	(10,210)	—	—	—	(10,210)
Gain on sale of assets	—	(490)	—	—	—	(490)
Other nonoperating income	—	85	—	—	—	85
Total other income (expense)	$—	$(10,365)	$—	$—	$—	$(10,365)
Income (loss) from continuing operations before income taxes	—	74,098	—	—	—	74,098
Income tax expense	—	27,788	—	—	—	27,788
Income (loss) from continuing operations	—	46,310	—	—	—	46,310
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	46,310	—	—	—	(46,310)	—
Net Income (Loss)	$46,310	$46,310	$—	$—	$(46,310)	$46,310

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,898,225	$—	$—	$(39,315)	$2,858,910
Merchandise sales	—	572,164	—	—	—	572,164
Other operating revenues	—	36,912	—	—	—	36,912
Total revenues	$—	$3,507,301	$—	$—	$(39,315)	$3,467,986
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,789,917	—	—	(39,315)	2,750,602
Merchandise cost of goods sold	—	488,540	—	—	—	488,540
Station and other operating expenses	—	122,377	—	—	—	122,377
Depreciation and amortization	—	21,215	—	—	—	21,215
Selling, general and administrative	—	32,886	—	—	—	32,886
Accretion of asset retirement obligations	—	379	—	—	—	379
Total costs and operating expenses	—	3,455,314	—	—	(39,315)	3,415,999
Income (loss) from operations	$—	$51,987	$—	$—	$—	$51,987
Other income (expense)
Interest income	—	15	—	—	—	15
Interest expense	—	(8,329)	—	—	—	(8,329)
Gain on sale of assets	—	(23)	—	—	—	(23)
Other nonoperating income	—	(4,854)	—	—	—	(4,854)
Total other income (expense)	$—	$(13,191)	$—	$—	$—	$(13,191)
Income (loss) from continuing operations before income taxes	—	38,796	—	—	—	38,796
Income tax expense	—	13,976	—	—	—	13,976
Income (loss) from continuing operations	—	24,820	—	—	—	24,820
Income (loss) from discontinued operations, net of taxes	—	—	—	1,371	—	1,371
Equity earnings in affiliates, net of tax	26,191	1,371	—	—	(27,562)	—
Net Income (Loss)	$26,191	$26,191	$—	$1,371	$(27,562)	$26,191

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,260,019	$—	$—	$—	$4,260,019
Merchandise sales	—	1,151,194	—	—	—	1,151,194
Other operating revenues	—	84,811	—	—	—	84,811
Total revenues	$—	$5,496,024	$—	$—	$—	$5,496,024
Costs and Operating Expenses
Petroleum product cost of goods sold	—	4,026,065	—	—	—	4,026,065
Merchandise cost of goods sold	—	972,603	—	—	—	972,603
Station and other operating expenses	—	241,919	—	—	—	241,919
Depreciation and amortization	—	47,171	—	—	—	47,171
Selling, general and administrative	—	63,822	1	—	—	63,823
Accretion of asset retirement obligations	—	825	—	—	—	825
Total costs and operating expenses	—	5,352,405	1	—	—	5,352,406
Income (loss) from operations	$—	$143,619	$(1)	$—	$—	$143,618
Other income (expense)
Interest income	—	330	—	—	—	330
Interest expense	—	(19,598)	—	—	—	(19,598)
Loss on sale of assets	—	88,975	—	—	—	88,975
Other nonoperating income	—	118	—	—	—	118
Total other income (expense)	$—	$69,825	$—	$—	$—	$69,825
Income (loss) from continuing operations before income taxes	—	213,444	(1)	—	—	213,443
Income tax expense	—	81,259	—	—	—	81,259
Income (loss) from continuing operations	—	132,185	(1)	—	—	132,184
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	132,184	(1)	—	—	(132,183)	—
Net Income (Loss)	$132,184	$132,184	$(1)	$—	$(132,183)	$132,184

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$5,288,706	$—	$—	$(71,717)	$5,216,989
Merchandise sales	—	1,096,301	—	—	—	1,096,301
Other operating revenues	—	75,460	—	—	—	75,460
Total revenues	$—	$6,460,467	$—	$—	$(71,717)	$6,388,750
Costs and Operating Expenses
Petroleum product cost of goods sold	—	5,083,405	—	—	(71,717)	5,011,688
Merchandise cost of goods sold	—	939,093	—	—	—	939,093
Station and other operating expenses	—	236,912	—	—	—	236,912
Depreciation and amortization	—	42,318	—	—	—	42,318
Selling, general and administrative	—	63,978	1	—	—	63,979
Accretion of asset retirement obligations	—	757	—	—	—	757
Total costs and operating expenses	—	6,366,463	1	—	(71,717)	6,294,747
Income (loss) from operations	$—	$94,004	$(1)	$—	$—	$94,003
Other income (expense)
Interest income	—	1,888	—	—	—	1,888
Interest expense	—	(16,658)	—	—	—	(16,658)
Gain on sale of assets	—	(19)	—	—	—	(19)
Other nonoperating income	—	510	—	—	—	510
Total other income (expense)	$—	$(14,279)	$—	$—	$—	$(14,279)
Income (loss) from continuing operations before income taxes	—	79,725	(1)	—	—	79,724
Income tax expense	—	31,387	—	—	—	31,387
Income (loss) from continuing operations	—	48,338	(1)	—	—	48,337
Income from discontinued operations, net of taxes	—	—	—	786	—	786
Equity earnings in affiliates, net of tax	49,123	785	—	—	(49,908)	—
Net Income (Loss)	$49,123	$49,123	$(1)	$786	$(49,908)	$49,123

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$132,184	$132,184	$(1)	$—	$(132,183)	$132,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	47,171	—	—	—	47,171
Deferred and noncurrent income tax charges	—	14,605	—	—	—	14,605
Accretion of asset retirement obligations	—	825	—	—	—	825
Pretax gains from sale of assets	—	(88,975)	—	—	—	(88,975)
Net decrease in noncash operating working capital	—	57,427	—	—	—	57,427
Equity in earnings of affiliates	(132,184)	1	—	—	132,183	—
Other operating activities - net	—	5,365	—		—	5,365
Net cash provided by (required by) operating activities	—	168,603	(1)	—	—	168,602
Investing Activities
Property additions	—	(116,569)	—	—	—	(116,569)
Proceeds from sale of assets	—	86,298	—	—	—	86,298
Changes in restricted cash	—	13,429	—	—	—	13,429
Other investing activities - net	—	(15,138)	—	—	—	(15,138)
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	—	—	—
Net cash required by investing activities	—	(31,980)	—	—	—	(31,980)
Financing Activities
Purchase of treasury stock	(167,105)	—	—	—	—	(167,105)
Borrowings of debt	—	200,000	—	—	—	200,000
Repayments of debt	—	(10,165)	—	—	—	(10,165)
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(4,237)	—	—	—	(4,237)
Net distributions to parent	167,105	(167,106)	1	—	—	—
Net cash provided by financing activities	—	15,252	1	—	—	15,253
Net increase in cash and cash equivalents	—	151,875	—	—	—	151,875
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at June 30	$—	$254,210	$—	$—	$—	$254,210

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,123	$49,123	$(1)	$786	$(49,908)	$49,123
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(786)	—	(786)
Depreciation and amortization	—	42,318	—	—	—	42,318
Deferred and noncurrent income tax credits	—	(9,468)	—	—	—	(9,468)
Accretion of asset retirement obligations	—	757	—	—	—	757
Pretax losses from sale of assets	—	19	—	—	—	19
Net increase in noncash operating working capital	—	(24,910)	—	—	—	(24,910)
Equity in earnings of affiliates	(49,123)	(785)	—	—	49,908	—
Other operating activities - net	—	8,010	—	—	—	8,010
Net cash provided by (required by) continuing operations	—	65,064	(1)	—	—	65,063
Net cash provided by discontinued operations	—	—	—	12,753	—	12,753
Net cash provided by (required by) operating activities	—	65,064	(1)	12,753	—	77,816
Investing Activities
Property additions	—	(87,895)	—	—	—	(87,895)
Proceeds from sale of assets	—	91	—	—	—	91
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	—	—	—	—	—
Investing activities of discontinued operations
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	(3,762)	—	(3,762)
Net cash required by investing activities	—	(87,804)	—	(3,762)	—	(91,566)
Financing Activities
Purchase of treasury stock	(189,834)	—	—	—	—	(189,834)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(46)	—	—	—	(46)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(3,030)	—	—	—	(3,030)
Net distributions to parent	189,834	(180,878)	1	(8,957)	—	—
Net cash provided by (required by) financing activities	—	(183,954)	1	(8,957)	—	(192,910)
Net increase (decrease) in cash and cash equivalents	—	(206,694)	—	34	—	(206,660)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at June 30	$—	$120,469	$—	$976	$—	$121,445
Less: Cash and cash equivalents of held for sale	—	—	—	976	—	976
Cash and cash equivalents of continuing operations at June 30	$—	$120,469	$—	$—	$—	$120,469

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	6,748	—	—	—	—	6,748
Repurchase of common stock	(167,105)	—	—	—	—	(167,105)
Balance as of June 30, 2016	$(454,496)	$—	$—	$—	$—	$(454,496)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(6,748)	—	—	—	—	(6,748)
Amounts related to share-based compensation	—	(4,237)	—	—	—	(4,237)
Share-based compensation expense	—	4,780	—	—	—	4,780
Balance as of June 30, 2016	$1,215,717	$565,097	$52,004	$87,543	$(1,368,384)	$551,977
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income	132,184	132,184	(1)	—	(132,183)	132,184
Balance as of June 30, 2016	$659,963	$598,484	$(3)	$66,795	$(665,276)	$659,963
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,517	—	—	—	—	5,517
Repurchase of common stock	(189,834)	—	—	—	—	(189,834)
Balance as of June 30, 2015	$(235,390)	$—	$—	$—	$—	$(235,390)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,517)	—	—	—	—	(5,517)
Amounts related to share-based compensation	—	(3,030)	—	—	—	(3,030)
Share-based compensation expense	—	4,353	—	—	—	4,353
Balance as of June 30, 2015	$1,222,578	$559,934	$52,004	$35,677	$(1,316,516)	$553,677
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	49,123	49,123	(1)	786	(49,908)	49,123
Balance as of June 30, 2015	$400,562	$400,562	$(2)	$90,311	$(490,871)	$400,562

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2016 and 2015.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2016 and 2015. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2016, we had a total of 1,344 Company stations in 24 states, principally in the Southeast, Southwest and Midwest United States.

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

In addition, our cost of goods sold is impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota (as well as RINs generated by companies that are not subject to quotas) can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. In recent historical periods, we have benefited from our ability to attain RINs and sell them at favorable prices in the market; however, there are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenue” in the Consolidated Statements of Income.

In March 2016, we amended and extended our existing $450 million asset based credit facility and modified some of the covenants to be slightly more favorable to the Company.   As part of the amendment, we borrowed a term loan for $200 million that has a four year term. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At June 30, 2016, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

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

We currently estimate our ongoing effective tax rate to be approximately 38.1% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 21 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2015 included with our Annual Report on Form 10-K and Note 13 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2016.

Results of Operations

Consolidated Results

For the three month period ended June 30, 2016, the Company reported net income of $46.3 million or $1.17 per diluted share on revenue of $3.01 billion.  Net income was $26.2 million for the same period in 2015 or $0.59 per diluted share on $3.47 billion in revenue. Included as a part of net income for the 2015 period was income from discontinued operations of $1.4 million related to the Hereford ethanol plant.

For the six month period ended June 30, 2016, the Company reported net income of $132.2 million or $3.26 per diluted share on revenue of $5.50 billion. Net income was $49.1 million for the same period in 2015 or $1.09 per diluted share on $6.39 billion in revenue. Included as a part of net income for the 2016 period was income from discontinued operations of $0.8 million related to Hereford along with a large gain on sale of assets related to the disposition of the CAM pipeline interest in Q1 2016.

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Quarterly revenues for 2016 decreased $0.46 billion, or 13.3%, compared to Q2 2015.  The lower revenues were caused by lower retail and wholesale fuel prices in 2016.  Partially offsetting these lower fuel revenues was an increase in store count in 2016, which resulted in slightly higher overall retail fuel volumes and higher merchandise sales. In addition, higher RIN values also contributed to the increase.

Total cost of sales decreased $0.50 billion, or 15.4%, compared to 2015.  This decline is primarily due to lower fuel purchase costs in all areas in the 2016 quarter.  Partially offsetting this decline was an increase in merchandise and fuel cost of sales for the increased store count in 2016.

Operating expenses increased $2.8 million or 2.3% from 2015.  This increase was driven by higher absolute labor and benefit costs due to more stores open during the 2016 period.

Selling, general and administrative (SG&A) expenses for 2016 decreased $0.6 million, or 1.7%, from 2015.  The decrease in SG&A costs is due to lower professional service fees related to various ongoing projects partially offset by higher labor and employee benefits.

Income tax expense for 2016 was higher than 2015 due to higher pre-tax income levels. The effective tax rate was 37.5% for the 2016 quarter and 36.0% for the 2015 quarter.   The higher effective rate in the current quarter was primarily due to certain discrete items that impacted the 2015 quarter that did not repeat.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Revenues for 2016 decreased $0.89 billion, or 14.0%, compared to 2015.  The lower revenues were caused by lower retail and wholesale fuel prices in 2016.  Partially offsetting these lower fuel revenues was an increase in store count in 2016, which led to slightly higher overall retail fuel volumes and higher merchandise sales. In addition, higher RIN values also added to the increase.

Total cost of sales decreased $0.95 billion, or 16.0%, compared to 2015.  This decline is primarily due to lower fuel purchase costs in all areas in 2016.  Partially offsetting this decline was an increase in merchandise and fuel cost of sales for the increased store count in 2016.

Operating expenses increased $5.01 million or 2.1% from 2015.  This increase was driven by higher absolute labor and benefit costs due to more stores open during 2016.

Selling, general and administrative (SG&A) expenses for 2016 decreased $0.16 million, or 0.2%, from 2015.  The decrease in SG&A costs is due to lower professional service fees related to various ongoing projects partially offset by higher labor and employee benefits.

Income tax expense for 2016 was higher than 2015 due to higher pre-tax income levels. The effective tax rate was 38.1% for 2016 and 39.4% for 2015.   The lower effective rate in the current year was primarily due to certain discrete items that impacted the first half of 2015 that did not repeat.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Marketing	$53,442	$33,468	$145,867	$58,223
Corporate	(7,132)	(8,648)	(13,683)	(9,886)
Discontinued operations	—	1,371	—	786
Net income	$46,310	$26,191	$132,184	$49,123

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Net income for the three months ended June 30, 2016 increased compared to the same period in 2015 primarily due to:

•	Higher retail fuel margin per gallon

•	Higher merchandise gross margin dollars

•	Increased total retail fuel volumes

The items below partially offset the increase in earnings in the current period:

•	Higher income tax expense due to higher pre-tax earnings

•	Slightly higher total operating expenses

•	Increased interest expense due to addition of term loan

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Net income for the six months ended June 30, 2016 increased compared to the same period in 2015 primarily due to:

•	Gain on sale of CAM pipeline system

•	Higher retail fuel margin per gallon

•	Higher merchandise gross margin dollars

•	Increased total retail fuel volumes

The items below partially offset the increase in earnings in the current period:

•	Higher income tax expense due to higher pre-tax earnings

•	Higher operating expenses

•	Increased interest expense due to addition of term loan

(Thousands of dollars, except volume per store month and margins)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2016	2015	2016	2015

Revenues
Petroleum product sales	$2,371,735	$2,858,910	$4,260,019	$5,216,989
Merchandise sales	589,457	572,164	1,151,194	1,096,301
Other operating revenues	44,558	36,911	84,595	75,199
Total revenues	3,005,750	3,467,985	5,495,808	6,388,489
Costs and operating expenses
Petroleum products cost of goods sold	2,242,936	2,750,602	4,026,065	5,011,688
Merchandise cost of goods sold	496,801	488,540	972,603	939,093
Station and other operating expenses	125,145	122,377	241,919	236,911
Depreciation and amortization	22,118	19,975	44,033	39,878
Selling, general and administrative	32,319	32,885	63,822	63,979
Accretion of asset retirement obligations	412	379	825	757
Total costs and operating expenses	2,919,731	3,414,758	5,349,267	6,292,306
Income from operations	86,019	53,227	146,541	96,183
Other income
Interest expense	(12)	(5)	(21)	(7)
Gain (loss) on sale of assets	(489)	(23)	88,976	(19)
Other nonoperating income (expense)	13	146	41	225
Total other income (expense)	(488)	118	88,996	199
Income from continuing operations before income taxes	85,531	53,345	235,537	96,382
Income tax expense	32,089	19,877	89,670	38,159
Income from continuing operations	$53,442	$33,468	$145,867	$58,223

Gallons sold per store month	258,587	265,158	255,327	259,425
Fuel margin (cpg)	10.8	9.0	11.0	9.5
Fuel margin $ per store month	$28,019	$23,958	$28,029	$24,619

Total tobacco sales revenue per store month	$110,309	$114,470	$108,173	$110,575
Total non-tobacco sales revenue per store month	$37,203	$35,528	$35,874	$33,488
Total merchandise sales revenue per store month	$147,512	$149,998	$144,047	$144,063

Merchandise margin $ per store month	$23,187	$21,923	$22,347	$20,658
Merchandise margin as a percentage of merchandise sales	15.7%	14.6%	15.5%	14.3%
Store count at end of period	1,344	1,277	1,344	1,277
Total store months during the period	3,996	3,814	7,992	7,610

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Net income in the Marketing segment for 2016 increased $20.0 million over the 2015 period. The primary reason for this improvement was an increase in retail fuel margins, higher total retail fuel sales volumes, and higher merchandise margins partially offset by income taxes on the higher pre-tax income amounts.  Quarterly chain wide retail fuel sales volumes increased 2.2% to 1.03 billion gallons sold in 2016 compared to 1.01 billion gallons sold in 2015.
Quarterly merchandise margins in 2016 were higher than 2015.  The increase in gross margin dollars of 10.8% in the current period was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 110 basis points from 14.6% in the prior period to a second consecutive quarterly record of 15.7%.
Also impacting net income in the 2016 period was the sale of RINs of $43.9 million compared to $36.2 million in 2015.  During the 2016 quarter, 57 million RINs were sold at an average selling price of $0.77 per RIN before consideration of other market factors that might negatively impact total income from PS&W.
Total revenues for the Marketing segment were approximately $3.0 billion for 2016 and $3.5 billion for 2015. Revenues included excise taxes collected and remitted to government authorities of $488 million in 2016 and $483 million in 2015.  The cause of the significant decline in revenues was a $0.39 per gallon reduction in retail fuel price in the 2016 quarter.
Total fuel sales volumes per station were down 2.5% to 258,587 gallons per store month in the 2016 period from 265,158 gallons per store month in 2015.  This decline reflected the impact of the high number of stores opened in Q4 2015 that are still ramping up operations which include a higher mix of Midwest locations that historically perform below the chain average. Retail fuel margin improved 20.0% in the 2016 quarter to 10.8 cpg, compared to 9.0 cpg in the prior year quarter. Retail fuel margins were supported by increased volatility in wholesale prices compared to a sharp increase in the 2015 quarter.
Merchandise total sales increased 3.0% to $589.5 million in 2016 from $572.2 million in 2015 because of an increase in non-tobacco sales of 4.7% average per store month (APSM) combined with a decrease in tobacco products revenue of 3.6% APSM. Merchandise margins were higher at 15.7% for the current period due primarily to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were $17.4 million in the 2016 period compared to $14.4 million in 2015. The increase in the current period reflected positive inventory and timing variances. Results were also positively impacted due to periods of tighter market conditions driven by pipeline maintenance and high demand.

Station and other operating expenses increased $2.8 million in the current period compared to 2015 levels.  On an APSM basis, expenses applicable to retail declined 0.9%, primarily because of lower labor costs in the period along with slightly higher maintenance per store which includes some refresh activities.
Depreciation expense increased $2.1 million in the 2016 period, an increase of 10.7% over the prior period. This increase was caused by more stores operating in the 2016 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses decreased $0.6 million, or 1.7%, in 2016.  This decrease was primarily due to lower professional services fees related to ongoing projects partially offset by higher labor, travel and training.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Net income in the Marketing segment for 2016 increased $87.6 million over 2015. The primary reason for this improvement was an increase in retail fuel margins, higher total retail fuel sales volumes, and higher merchandise margins partially offset by income taxes on the higher pre-tax income amounts.  Chain wide retail fuel sales volumes increased 3.4% to 2.04 billion gallons sold in 2016 compared to 1.97 billion gallons sold in 2015.
Quarterly merchandise margins in 2016 were higher than 2015.  The increase in gross margin dollars of 13.6% in the current year was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 120 basis points from 14.3% in the prior period to 15.5%.
Also impacting net income in 2016 was the sale of RINs of $82.6 million compared to $73.8 million in 2015.  During 2016, 111 million RINs were sold at an average selling price of $0.74 per RIN before consideration of other market factors that might negatively impact total income from PS&W.
Total revenues for the Marketing segment were approximately $5.5 billion for 2016 and $6.4 billion for 2015. Revenues included excise taxes collected and remitted to government authorities of $961 million in 2016 and $946 million in 2015.  The cause of the significant decline in revenues was a $0.41 per gallon reduction in retail fuel price in 2016.
Total fuel sales volumes per station were down 1.6% to 255,327 gallons per store month in 2016 from 259,425 gallons per store month in 2015.  Retail fuel margin improved 15.8% in 2016  to 11.0 cpg, compared to 9.5 cpg in the prior year. Retail fuel margins were supported by increased volatility in wholesale prices over the six month period compared to a gradual increase in 2015.
Merchandise total sales increased 5.0% to $1.15 billion in 2016 from $1.10 billion in 2015 because of an increase in non-tobacco sales of 7.1% average per store month (APSM) combined with a decrease in tobacco products revenue of 2.2% APSM. Merchandise margins were higher at 15.5% for the current year due primarily to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were $8.2 million in 2016 compared to $13.4 million in 2015. The decrease in the current year reflected inventory and timing variances which were positive but lower versus prior year, compared to 2015.

Station and other operating expenses increased $5.0 million in the current year compared to 2015 levels.  On an APSM basis, expenses applicable to retail declined 1.2%, primarily because of lower labor costs in the period along with flat maintenance on a per store basis, including the impact of store refresh costs.
Depreciation expense increased $4.2 million in 2016, an increase of 10.4% over the prior year. This increase was caused by more stores operating in 2016.
Selling, general and administrative (SG&A) expenses decreased $0.2 million, or 0.2%, in 2016.  This decrease was primarily due to lower professional services fees related to ongoing projects partially offset by higher labor, travel and training.

Same store sales comparison

	SSS	APSM	SSS	APSM
	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
Fuel gallons per month	(1.3)%	(2.5)%	(0.6)%	(1.6)%

Merchandise sales	(0.1)%	(1.7)%	1.9%	—%
Tobacco sales	(1.4)%	(3.6)%	0.3%	(2.2)%
Non tobacco sales	4.3%	4.7%	7.0%	7.1%

Merchandise margin	7.0%	5.8%	9.8%	8.2%
Tobacco margin	8.5%	5.9%	11.0%	8.1%
Non tobacco margin	4.9%	5.6%	8.0%	8.3%

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
The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be excluded from the calculation during the period it is out of service.  Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2015 for the sites being compared in the 2016 versus 2015 calculations).
Corporate and other assets

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
After-tax results for Corporate and other assets improved in the recently completed quarter to a loss of $7.1 million compared to a loss of $8.6 million in the second quarter of 2015.  This improvement was partially due to the 2015 period containing a legal settlement that did not recur. In the second quarter of 2016, interest expense within the Corporate area was $10.2 million compared to expense of $8.3 million in the same quarter of 2015. The higher interest in the current quarter is due to the new term loan of $200 million drawn in the first quarter of 2016.
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Corporate and other assets decreased to a loss of $13.7 million in 2016 compared to a lower loss of $9.9 million in 2015. The larger loss is due to interest expense within the Corporate area of $19.6 million in 2016 compared to expense of $16.7 million in 2015. The higher interest in the current year is due to the new term loan of $200 million drawn in 2016.

Discontinued Operations

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

While there were no discontinued operations in the current quarter, the 2015 quarter contained the operations of the Hereford ethanol plant operations. During Q2 2015, the Company had income of $1.4 million related to Hereford due to an unfavorable crush spread environment.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
No discontinued operations have been recognized in 2016. The 2015 year had income of $0.8 million from the operations of the Hereford ethanol plant.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ending June 30, 2016 and 2015.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015

Net income	$46,310	$26,191	$132,184	$49,123

Income taxes	27,788	13,976	81,259	31,387
Interest expense, net of interest income	9,960	8,314	19,268	14,770
Depreciation and amortization	23,685	21,215	47,171	42,318
EBITDA	107,743	69,696	279,882	137,598

(Income) loss from discontinued operations, net of tax	—	(1,371)	—	(786)
Accretion of asset retirement obligations	412	379	825	757
(Gain) loss on sale of assets	490	23	(88,975)	19
Other nonoperating (income) expense	(85)	4,854	(118)	(510)
Adjusted EBITDA	$108,560	$73,581	$191,614	$137,078

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Net cash provided by operating activities	$91,688	$34,936	$168,602	$65,063
Property additions	(69,286)	(56,273)	(116,569)	(87,895)
Free cash flow	$22,402	$(21,337)	$52,033	$(22,832)

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility.   Only the $200 million term loan is outstanding at June 30, 2016.  At June 30, 2016 we had $183 million of borrowing capacity under the ABL facility that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $169 million for the six months ended June 30, 2016 and $78 million for the comparable period in 2015, higher primarily because of higher deferred taxes and a decrease in noncash operating working capital.  Net income increased $83.1 million in 2016 compared to the corresponding period in 2015 and the amount of cash generated from adjustments of working capital in the 2016 period increased by $82 million.  The adjustments in working capital were primarily attributable to increases in accounts payable and income taxes payable along with decreases in prepaid expenses that occurred in the current year.  Cash flows from operating activities also included cash flows from discontinued operations of $13 million in 2015.
Investing Activities

For the six months ended June 30, 2016, cash required by investing activities was $32 million compared to $92 million in 2015. The lower investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth more than offset by the proceeds from the sale of assets and changes in restricted cash.
 Financing Activities

Financing activities in the six months ended June 30, 2016 generated cash of $15 million compared to use of $193 million in the six months ended June 30, 2015. The cash generated was from the borrowing of a $200 million term loan in 2016 which was mostly offset by the repurchase of common shares in the current period of $167 million.
Share Repurchase Authorization
On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities.  During the first six months of 2016, the Company purchased $167 million of its common shares under this repurchase authorization. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and borrowings under our $200 million term loan.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.

Debt
 Our long-term debt at June 30, 2016 and December 31, 2015 are as set forth below:

(Thousands of dollars)	June 30, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,259 at June 2016 and $6,692 at December 2015)	$493,741	$493,308
Term loan due 2020 (effective rate of 3.41% at June 30, 2016)	190,000	—
Less unamortized debt issuance costs	(6,046)	(3,526)
Total notes payable, net	677,695	489,782
Capitalized lease obligations, vehicles, due through 2019	943	600

Less current maturities	(30,372)	(222)
Total long-term debt	$648,266	$490,160

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

We are obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. We made the first payment on the term loan for $10 million on June 30, 2016. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of June 30, 2016, our fixed charge coverage ratio was 0.70; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Marketing:
Company stores	$53,663	$47,328	$86,996	$69,203
Terminals	374	914	409	1,430
Sustaining capital	10,008	7,303	14,926	15,667
Corporate	5,502	843	8,872	2,006
Discontinued operations	—	2,478	—	3,072
Total	$69,547	$58,866	$111,203	$91,378

We currently expect capital expenditures for the full year 2016 to range from approximately $250 million to $300 million, including $175 million to $225 million for the retail marketing business,  $5 million for product supply and wholesale operations and $30 million for Corporate and other assets including our ASaP program initiatives and a remodel of our Corporate headquarters.  Also included in this total is approximately $40 million of maintenance capital for a continuation of our refresh program at 300 sites, along with increasing our supercooler installations to 180 locations this year. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.
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
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2016 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2015 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2016.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2016, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
April 1, 2016 to April 30, 2016	603	$61.84	603	$349,952,248
May 1, 2016 to May 31, 2016	—	—	—	349,952,248
June 1, 2016 to June 30, 2016	243,526	70.04	243,526	332,895,489
Three Months Ended June 30, 2016	244,129	$70.02	244,129	$332,895,489

1 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on January 25, 2016 include authorization for the Company to acquire up to $500 million of its Common shares by December 31, 2017

ITEM 6. EXHIBITS

The Exhibit Index on page 42 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By    ___/s/ Donald R. Smith Jr.__________________
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
August 4, 2016

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