Form 10-Q
period 2016-09-30
Murphy USA Inc.
filed 2016-11-03
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
  __Yes        ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2016 was 38,599,541.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Thousands of dollars)	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$206,692	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,988 in 2016 and $1,963 in 2015	139,692	136,253
Inventories, at lower of cost or market	152,542	155,906
Prepaid expenses and other current assets	29,153	41,173
Total current assets	528,079	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $756,305 in 2016 and $724,486 in 2015	1,488,261	1,369,318
Restricted cash	—	68,571
Other assets	40,489	12,685
Total assets	$2,056,829	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$40,471	$222
Trade accounts payable and accrued liabilities	376,897	390,341
Deferred income taxes	—	1,729
Total current liabilities	417,368	392,292

Long-term debt, including capitalized lease obligations	638,911	490,160
Deferred income taxes	200,601	161,236
Asset retirement obligations	25,637	24,345
Deferred credits and other liabilities	15,125	25,918
Total liabilities	1,297,642	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2016 and 2015, respectively)	468	468
Treasury stock (8,167,623 and 5,088,434 shares held at
September 30, 2016 and December 31, 2015, respectively)	(497,111)	(294,139)
Additional paid in capital (APIC)	550,376	558,182
Retained earnings	705,454	527,779
Total stockholders' equity	759,187	792,290
Total liabilities and stockholders' equity	$2,056,829	$1,886,241
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars except per share amounts)	2016	2015	2016	2015
Revenues
Petroleum product sales (a)	$2,394,951	$2,770,169	$6,654,970	$7,987,158
Merchandise sales	598,968	591,584	1,750,162	1,687,885
Other operating revenues	48,819	20,754	133,630	96,214
Total revenues	3,042,738	3,382,507	8,538,762	9,771,257
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	2,275,487	2,594,273	6,301,552	7,605,961
Merchandise cost of goods sold	503,266	505,200	1,475,869	1,444,293
Station and other operating expenses	127,991	121,551	369,910	358,463
Depreciation and amortization	25,576	21,695	72,747	64,013
Selling, general and administrative	30,726	33,016	94,549	96,995
Accretion of asset retirement obligations	411	380	1,236	1,137
Total costs and operating expenses	2,963,457	3,276,115	8,315,863	9,570,862
Income from operations	79,281	106,392	222,899	200,395
Other income (expense)
Interest income	144	20	474	1,908
Interest expense	(10,182)	(8,382)	(29,780)	(25,040)
Gain (loss) on sale of assets	(335)	(4,072)	88,640	(4,091)
Other nonoperating income (expense)	2,848	106	2,966	616
Total other income (expense)	(7,525)	(12,328)	62,300	(26,607)
Income before income taxes	71,756	94,064	285,199	173,788
Income tax expense	26,265	34,043	107,524	65,430
Income from continuing operations	45,491	60,021	177,675	108,358
Income (loss) from discontinued operations, net of taxes	—	510	—	1,296
Net Income	$45,491	$60,531	$177,675	$109,654
Earnings per share - basic:
Income from continuing operations	$1.17	$1.41	$4.47	$2.46
Income (loss) from discontinued operations	—	0.01	—	0.03
Net Income - basic	$1.17	$1.42	$4.47	$2.49
Earnings per share - diluted:
Income from continuing operations	$1.16	$1.40	$4.44	$2.44
Income (loss) from discontinued operations	—	0.01	—	0.03
Net Income - diluted	$1.16	$1.41	$4.44	$2.47
Weighted-average shares outstanding (in thousands):
Basic	38,896	42,437	39,719	44,038
Diluted	39,174	42,760	39,989	44,389
Supplemental information:
(a) Includes excise taxes of:	$505,814	$513,427	$1,466,347	$1,459,871

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$177,675	$109,654
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	—	(1,296)
Depreciation and amortization	72,747	64,013
Deferred and noncurrent income tax charges (credits)	37,636	(11,939)
Accretion of asset retirement obligations	1,236	1,137
Pretax (gains) losses from sale of assets	(88,640)	4,091
Net (increase) decrease in noncash operating working capital	5,382	(33,194)
Other operating activities - net	3,792	5,428
Net cash provided by continuing operations	209,828	137,894
Net cash provided by discontinued operations	—	10,948
Net cash provided by operating activities	209,828	148,842
Investing Activities
Property additions	(198,911)	(151,521)
Proceeds from sale of assets	85,001	725
Changes in restricted cash	68,571	—
Other investing activities - net	(28,888)	(2,889)
Investing activities of discontinued operations
Other	—	(4,945)
Net cash required by investing activities	(74,227)	(158,630)
Financing Activities
Purchase of treasury stock	(212,328)	(248,695)
Borrowings of debt	200,000	—
Repayments of debt	(10,281)	(89)
Debt issuance costs	(3,240)	(58)
Amounts related to share-based compensation	(5,395)	(3,036)
Net cash required by financing activities	(31,244)	(251,878)
Net increase (decrease) in cash and cash equivalents	104,357	(261,666)
Cash and cash equivalents at January 1	102,335	328,105
Cash and cash equivalents at September 30	206,692	66,439
Less: Cash and cash equivalents held for sale	—	1,137
Cash and cash equivalents of continuing operations at September 30	$206,692	$65,302

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	109,654	109,654
Purchase of treasury stock	—	—	(248,695)	—	—	(248,695)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,562	(5,562)	—	—
Amounts related to share-based compensation	—	—	—	(3,035)	—	(3,035)
Share-based compensation expense	—	—	—	6,811	—	6,811
Balance as of September 30, 2015	46,767,164	$468	$(294,206)	$556,085	$461,093	$723,440

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	177,675	177,675
Purchase of treasury stock	—	—	(212,328)	—	—	(212,328)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	9,356	(9,356)	—	—
Amounts related to share-based compensation	—	—	—	(5,395)	—	(5,395)
Share-based compensation expense	—	—	—	6,945	—	6,945
Balance as of September 30, 2016	46,767,164	$468	$(497,111)	$550,376	$705,454	$759,187

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 25 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2016, Murphy USA had a total of 1,364 Company stations.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While this ASU will have impact on our internal processes and controls and result in a change to our accounting, we are still in the evaluation and information gathering stage of implementing the guidance and can not yet estimate the potential impact.
On March 30, 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. While we do not anticipate this ASU having a significant financial impact, we are currently evaluating the adoption of this standard on our consolidated financial statements and expect to adopt the standard effective January 1, 2017.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Discontinued Operations

In September 2015, the Company determined that it had met held for sale criteria for its Hereford, Texas ethanol production facility. On September 25, 2015, the Company signed a letter of intent to sell this subsidiary for a gain and the transaction closed on November 12, 2015.

The financial results of our Hereford plant for the three and nine months ended September 30, 2015 are presented as income from discontinued operations, net of income taxes on our condensed consolidated statements of income. The results of the Hereford ethanol plant were previously included along with "Corporate" as a reconciling item within our segment footnote prior to third quarter 2015. The following table presents financial results of the Hereford business:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Thousands of dollars)	2015	2015
Revenues
Ethanol sales	$45,187	$136,173
Total revenues	45,187	136,173
Costs and operating expenses
Ethanol cost of goods sold	36,186	109,206
Station and other operating expenses	7,651	23,385
Depreciation and amortization	116	293
Selling, general and administrative expenses	373	1,100
Total costs and operating expenses	44,326	133,984
Income (loss) from operations	861	2,189
Other income (expense)
Gain (loss) on sale of assets	—	—
Other nonoperating income (expense)	—	—
Total other income (expense)	—	—
Income (loss) before income taxes	861	2,189
Income tax expense (benefit)	351	893
Net income (loss)	$510	$1,296

The following table presents cash flow of the Hereford ethanol plant:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Thousands of dollars)	2015	2015
Net cash provided by (used in) discontinued operating activities	(1,804)	10,948
Net cash used in discontinued investing activities	(1,183)	(4,945)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	September 30, 2016	December 31, 2015
Finished products - FIFO basis	$188,771	$159,774
Less LIFO reserve - finished products	(131,505)	(102,849)
Finished products - LIFO basis	57,266	56,925
Store merchandise for resale	90,673	94,925
Materials and supplies	4,603	4,056
Total inventories	$152,542	$155,906

At September 30, 2016 and December 31, 2015, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $131,505,000 and $102,849,000, respectively.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	September 30, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,042 at September 2016 and $6,692 at December 2015)	$493,958	$493,308
Term loan due 2020 (effective rate of 3.59% at September 30, 2016)	190,000	—
Less unamortized debt issuance costs	(5,727)	(3,526)
Total notes payable, net	678,231	489,782
Capitalized lease obligations, vehicles, due through 2019	1,151	600
Less current maturities	(40,471)	(222)
Total long-term debt	$638,911	$490,160

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We were obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of September 30, 2016, our fixed charge coverage ratio was 0.64; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at September 30, 2016 and December 31, 2015 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	September 30, 2016	December 31, 2015
Balance at beginning of period	$24,345	$22,245
Accretion expense	1,236	1,521
Liabilities incurred	230	579
Settlement of liabilities	$(174)	$—
Balance at end of period	$25,637	$24,345

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three and nine month periods ended September 30, 2016 and 2015, the Company’s effective tax rates were as follows:

	2016	2015
Three months ended September 30,	36.6%	36.2%
Nine months ended September 30,	37.7%	37.6%

The effective tax rate for the three and nine months ended September 30, 2016 was higher than the U.S. Federal tax rate of 35% primarily due to U.S. state tax expense while the effective rates for the prior year periods were higher than the statutory rate primarily due to certain discrete items that impacted income taxes in the period in addition to U.S. state tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation in multiple jurisdictions that remain subject to audit by taxing authorities. These audits often take years to complete and settle. As of September 30, 2016, the earliest year remaining open for Federal audit and/or settlement is 2012 and for the states it ranges from 2008-2011.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

For the nine months ended September 30, 2016 and 2015, share based compensation was $6.9 million and $6.8 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2016 was $1.7 million.

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of September 30, 2016, all current derivative activity is immaterial.

At September 30, 2016 and December 31, 2015, cash deposits of $1.7 million and $1.6 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2016 or December 31, 2015, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan apart from Walmart rather than continue to acquire land from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. For the first nine months ended September 30, 2016, the Company has acquired 3,238,760 shares of common stock for an average price of $65.56 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings per common share:
Net income (loss) per share - basic
Income from continuing operations	$45,491	$60,021	$177,675	$108,358
Income (loss) from discontinued operations	—	510	—	1,296
Net income attributable to common stockholders	$45,491	$60,531	$177,675	$109,654

Weighted average common shares outstanding (in thousands)	38,896	42,437	39,719	44,038
Earnings per share:
Continuing operations	$1.17	$1.41	$4.47	$2.46
Discontinued operations	—	0.01	—	0.03
Total earnings per share	$1.17	$1.42	$4.47	$2.49

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Income from continuing operations	$45,491	$60,021	$177,675	$108,358
Income (loss) from discontinued operations	—	510	—	1,296
Net income attributable to common stockholders	$45,491	$60,531	$177,675	$109,654
Weighted average common shares outstanding (in thousands)	38,896	42,437	39,719	44,038
Common equivalent shares:
Dilutive options	278	323	270	351
Weighted average common shares outstanding - assuming dilution (in thousands)	39,174	42,760	39,989	44,389

Earnings per share:
Continuing operations	$1.16	$1.40	$4.44	$2.44
Discontinued operations	—	0.01	—	0.03
Earnings per share - assuming dilution	$1.16	$1.41	$4.44	$2.47

Note 10 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015
Renewable Identification Numbers (RINs) sales	$48,047	$20,037	$130,690	$93,883
Other	772	717	2,940	2,331
Other operating revenues	$48,819	$20,754	$133,630	$96,214

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $57,472,000 and $77,830,000 for the nine month periods ended September 30, 2016 and 2015, respectively. Interest paid was $35,244,000 and $31,337,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30,
(Thousands of dollars)	2016	2015
Accounts receivable	$(3,403)	$(5,742)
Inventories	3,364	(8,082)
Prepaid expenses and other current assets	11,891	(63)
Accounts payable and accrued liabilities	(6,289)	(16,642)
Income taxes payable	(181)	(11,695)
Current deferred income tax liabilities	—	9,030
Net decrease (increase) in noncash operating working capital	$5,382	$(33,194)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2016		At December 31, 2015
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(679,382)	$(699,284)	$(490,382)	$(511,916)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2016, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2016. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence and other insurance programs for general and auto liability. As of September 30, 2016, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.0 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2016, the Company had contingent liabilities of $16.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

		Three Months Ended
		September 30, 2016		September 30, 2015
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,778,818	$3,042,727	$52,755	$3,382,500	$65,785
Corporate and other assets	278,011	11	(7,264)	7	(5,764)
Total continuing operations	2,056,829	3,042,738	45,491	3,382,507	60,021
Discontinued operations	—	—	—	—	510
Total	$2,056,829	$3,042,738	$45,491	$3,382,507	$60,531

		Nine Months Ended
		September 30, 2016		September 30, 2015
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		$8,538,535	$198,622	$9,770,989	$124,008
Corporate and other assets		227	(20,947)	268	(15,650)
Total operating segment		8,538,762	177,675	9,771,257	108,358
Discontinued operations		—	—	—	1,296
Total		$8,538,762	$177,675	$9,771,257	$109,654

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	September 30, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$206,692	$—	$—	$—	$206,692
Accounts receivable—trade, less allowance for doubtful accounts of $1,988 in 2016	—	139,692	—	—	—	139,692
Inventories, at lower of cost or market	—	152,542	—	—	—	152,542
Prepaid expenses and other current assets	—	29,153	—	—	—	29,153
Total current assets	—	528,079	—	—	—	528,079
Property, plant and equipment, at cost less accumulated depreciation and amortization of $756,305 in 2016	—	1,488,261	—	—	—	1,488,261
Restricted cash	—	—	—	—	—	—
Investments in subsidiaries	1,934,292	144,920	—	—	(2,079,212)	—
Other assets	—	40,489	—	—	—	40,489
Total assets	$1,934,292	$2,201,749	$—	$—	$(2,079,212)	$2,056,829
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,471	$—	$—	$—	$40,471
Inter-company accounts payable	512,372	(305,973)	(52,061)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	376,897	—	—	—	376,897
Deferred income taxes	—	—	—	—	—	—
Total current liabilities	512,372	111,395	(52,061)	(154,338)	—	417,368
Long-term debt, including capitalized lease obligations	—	638,911	—	—	—	638,911
Deferred income taxes	—	200,601	—	—		200,601
Asset retirement obligations	—	25,637	—	—	—	25,637
Deferred credits and other liabilities	—	15,125	—	—	—	15,125
Total liabilities	512,372	991,669	(52,061)	(154,338)	—	1,297,642
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at September 30, 2016)	468	1	60	—	(61)	468
Treasury Stock (8,167,623 shares held at September 30, 2016)	(497,111)	—	—	—	—	(497,111)
Additional paid in capital (APIC)	1,213,109	566,104	52,004	87,543	(1,368,384)	550,376
Retained earnings	705,454	643,975	(3)	66,795	(710,767)	705,454
Total stockholders' equity	1,421,920	1,210,080	52,061	154,338	(2,079,212)	759,187
Total liabilities and stockholders' equity	$1,934,292	$2,201,749	$—	$—	$(2,079,212)	$2,056,829

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$102,335	$—	$—	$—	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,963 in 2015	—	136,253	—	—	—	136,253
Inventories, at lower of cost or market	—	155,906	—	—	—	155,906
Prepaid expenses and other current assets	—	41,173	—	—	—	41,173
Total current assets	—	435,667	—	—	—	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $724,486 in 2015	—	1,369,318	—	—	—	1,369,318
Restricted cash	—	68,571	—	—	—	68,571
Investments in subsidiaries	1,756,617	144,921	—	—	(1,901,538)	—
Other assets	—	12,685	—	—	—	12,685
Total assets	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$222	$—	$—	$—	$222
Inter-company accounts payable	300,044	(93,644)	(52,062)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	390,341	—	—	—	390,341
Deferred income taxes	—	1,729	—	—	—	1,729
Total current liabilities	300,044	298,648	(52,062)	(154,338)	—	392,292
Long-term debt, including capitalized lease obligations	—	490,160	—	—	—	490,160
Deferred income taxes	—	161,236	—	—	—	161,236
Asset retirement obligations	—	24,345	—	—	—	24,345
Deferred credits and other liabilities	—	25,918	—	—	—	25,918
Total liabilities	300,044	1,000,307	(52,062)	(154,338)	—	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2015)	468	1	60	—	(61)	468
Treasury Stock (5,088,434 shares held at December 31, 2015)	(294,139)	—	—	—	—	(294,139)
Additional paid in capital (APIC)	1,222,465	564,554	52,004	87,543	(1,368,384)	558,182
Retained earnings	527,779	466,300	(2)	66,795	(533,093)	527,779
Total stockholders' equity	1,456,573	1,030,855	52,062	154,338	(1,901,538)	792,290
Total liabilities and stockholders' equity	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,394,951	$—	$—	$—	$2,394,951
Merchandise sales	—	598,968	—	—	—	598,968
Other operating revenues	—	48,819	—	—	—	48,819
Total revenues	$—	$3,042,738	$—	$—	$—	$3,042,738
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,275,487	—	—	—	2,275,487
Merchandise cost of goods sold	—	503,266	—	—	—	503,266
Station and other operating expenses	—	127,991	—	—	—	127,991
Depreciation and amortization	—	25,576	—	—	—	25,576
Selling, general and administrative	—	30,726	—	—	—	30,726
Accretion of asset retirement obligations	—	411	—	—	—	411
Total costs and operating expenses	—	2,963,457	—	—	—	2,963,457
Income (loss) from operations	$—	$79,281	$—	$—	$—	$79,281
Other income (expense)
Interest income	—	144	—	—	—	144
Interest expense	—	(10,182)	—	—	—	(10,182)
Loss on sale of assets	—	(335)	—	—	—	(335)
Other nonoperating income	—	2,848	—	—	—	2,848
Total other income (expense)	$—	$(7,525)	$—	$—	$—	$(7,525)
Income (loss) from continuing operations before income taxes	—	71,756	—	—	—	71,756
Income tax expense	—	26,265	—	—	—	26,265
Income (loss) from continuing operations	—	45,491	—	—	—	45,491
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	45,491	—	—	—	(45,491)	—
Net Income (Loss)	$45,491	$45,491	$—	$—	$(45,491)	$45,491

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,805,369	$—	$—	$(35,200)	$2,770,169
Merchandise sales	—	591,584	—	—	—	591,584
Other operating revenues	—	20,754	—	—	—	20,754
Total revenues	$—	$3,417,707	$—	$—	$(35,200)	$3,382,507
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,629,473	—	—	(35,200)	2,594,273
Merchandise cost of goods sold	—	505,200	—	—	—	505,200
Station and other operating expenses	—	121,551	—	—	—	121,551
Depreciation and amortization	—	21,695	—	—	—	21,695
Selling, general and administrative	—	33,016	—	—	—	33,016
Accretion of asset retirement obligations	—	380	—	—	—	380
Total costs and operating expenses	—	3,311,315	—	—	(35,200)	3,276,115
Income (loss) from operations	$—	$106,392	$—	$—	$—	$106,392
Other income (expense)
Interest income	—	20	—	—	—	20
Interest expense	—	(8,382)	—	—	—	(8,382)
Loss on sale of assets	—	(4,072)	—	—	—	(4,072)
Other nonoperating income	—	106	—	—	—	106
Total other income (expense)	$—	$(12,328)	$—	$—	$—	$(12,328)
Income (loss) from continuing operations before income taxes	—	94,064	—	—	—	94,064
Income tax expense	—	34,043	—	—	—	34,043
Income (loss) from continuing operations	—	60,021	—	—	—	60,021
Income from discontinued operations, net of taxes	—	—	—	510	—	510
Equity earnings in affiliates, net of tax	60,531	510	—	—	(61,041)	—
Net Income (Loss)	$60,531	$60,531	$—	$510	$(61,041)	$60,531

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$6,654,970	$—	$—	$—	$6,654,970
Merchandise sales	—	1,750,162	—	—	—	1,750,162
Other operating revenues	—	133,630	—	—	—	133,630
Total revenues	$—	$8,538,762	$—	$—	$—	$8,538,762
Costs and Operating Expenses
Petroleum product cost of goods sold	—	6,301,552	—	—	—	6,301,552
Merchandise cost of goods sold	—	1,475,869	—	—	—	1,475,869
Station and other operating expenses	—	369,910	—	—	—	369,910
Depreciation and amortization	—	72,747	—	—	—	72,747
Selling, general and administrative	—	94,548	1	—	—	94,549
Accretion of asset retirement obligations	—	1,236	—	—	—	1,236
Total costs and operating expenses	—	8,315,862	1	—	—	8,315,863
Income (loss) from operations	$—	$222,900	$(1)	$—	$—	$222,899
Other income (expense)
Interest income	—	474	—	—	—	474
Interest expense	—	(29,780)	—	—	—	(29,780)
Gain on sale of assets	—	88,640	—	—	—	88,640
Other nonoperating income	—	2,966	—	—	—	2,966
Total other income (expense)	$—	$62,300	$—	$—	$—	$62,300
Income (loss) from continuing operations before income taxes	—	285,200	(1)	—	—	285,199
Income tax expense	—	107,524	—	—	—	107,524
Income (loss) from continuing operations	—	177,676	(1)	—	—	177,675
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	177,675	(1)	—	—	(177,674)	—
Net Income (Loss)	$177,675	$177,675	$(1)	$—	$(177,674)	$177,675

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$177,675	$177,675	$(1)	$—	$(177,674)	$177,675
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	72,747	—	—	—	72,747
Deferred and noncurrent income tax charges	—	37,636	—	—	—	37,636
Accretion of asset retirement obligations	—	1,236	—	—	—	1,236
Pretax gains from sale of assets	—	(88,640)	—	—	—	(88,640)
Net (increase) decrease in noncash operating working capital	—	5,382	—	—	—	5,382
Equity in earnings of affiliates	(177,675)	1	—	—	177,674	—
Other operating activities - net	—	3,792	—		—	3,792
Net cash provided by (required by) operating activities	—	209,829	(1)	—	—	209,828
Investing Activities
Property additions	—	(198,911)	—	—	—	(198,911)
Proceeds from sale of assets	—	85,001	—	—	—	85,001
Changes in restricted cash	—	68,571	—	—	—	68,571
Other investing activities - net	—	(28,888)	—	—	—	(28,888)
Investing activities of discontinued operations
Other	—	—	—	—	—	—
Net cash required by investing activities	—	(74,227)	—	—	—	(74,227)
Financing Activities
Purchase of treasury stock	(212,328)	—	—	—	—	(212,328)
Borrowings of debt	—	200,000	—	—	—	200,000
Repayments of debt	—	(10,281)	—	—	—	(10,281)
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(5,395)	—	—	—	(5,395)
Net distributions to parent	212,328	(212,329)	1	—	—	—
Net cash provided by (required by) financing activities	—	(31,245)	1	—	—	(31,244)
Net increase in cash and cash equivalents	—	104,357	—	—	—	104,357
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at September 30	$—	$206,692	$—	$—	$—	$206,692

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$109,654	$109,654	$(1)	$1,296	$(110,949)	$109,654
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	—	—	(1,296)	—	(1,296)
Depreciation and amortization	—	64,013	—	—	—	64,013
Deferred and noncurrent income tax credits	—	(11,939)	—	—	—	(11,939)
Accretion of asset retirement obligations	—	1,137	—	—	—	1,137
Pretax losses from sale of assets	—	4,091	—	—	—	4,091
Net (increase) decrease in noncash operating working capital	—	(33,194)	—	—	—	(33,194)
Equity in earnings of affiliates	(109,654)	(1,295)	—	—	110,949	—
Other operating activities - net	—	5,428	—	—	—	5,428
Net cash provided by (required by) continuing operations	—	137,895	(1)	—	—	137,894
Net cash provided by discontinued operations	—	—	—	10,948	—	10,948
Net cash provided by (required by) operating activities	—	137,895	(1)	10,948	—	148,842
Investing Activities
Property additions	—	(151,521)	—	—	—	(151,521)
Proceeds from sale of assets	—	725	—	—	—	725
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	(2,889)	—	—	—	(2,889)
Investing activities of discontinued operations
Other	—	—	—	(4,945)	—	(4,945)
Net cash required by investing activities	—	(153,685)	—	(4,945)	—	(158,630)
Financing Activities
Purchase of treasury stock	(248,695)	—	—	—	—	(248,695)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(89)	—	—	—	(89)
Debt issuance costs	—	(58)	—	—	—	(58)
Amounts related to share-based compensation	—	(3,036)	—	—	—	(3,036)
Net distributions to parent	248,695	(242,888)	1	(5,808)	—	—
Net cash provided by (required by) financing activities	—	(246,071)	1	(5,808)	—	(251,878)
Net increase (decrease) in cash and cash equivalents	—	(261,861)	—	195	—	(261,666)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at September 30	$—	$65,302	$—	$1,137	$—	$66,439
Less: Cash and cash equivalents of held for sale	—	—	—	1,137	—	1,137
Cash and cash equivalents of continuing operations at September 30	$—	$65,302	$—	$—	$—	$65,302

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	9,356	—	—	—	—	9,356
Repurchase of common stock	(212,328)	—	—	—	—	(212,328)
Balance as of September 30, 2016	$(497,111)	$—	$—	$—	$—	$(497,111)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(9,356)	—	—	—	—	(9,356)
Amounts related to share-based compensation	—	(5,395)	—	—	—	(5,395)
Share-based compensation expense	—	6,945	—	—	—	6,945
Balance as of September 30, 2016	$1,213,109	$566,104	$52,004	$87,543	$(1,368,384)	$550,376
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income	177,675	177,675	(1)	—	(177,674)	177,675
Balance as of September 30, 2016	$705,454	$643,975	$(3)	$66,795	$(710,767)	$705,454
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,562	—	—	—	—	5,562
Repurchase of common stock	(248,695)	—	—	—	—	(248,695)
Balance as of September 30, 2015	$(294,206)	$—	$—	$—	$—	$(294,206)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,562)	—	—	—	—	(5,562)
Amounts related to share-based compensation	—	(3,035)	—	—	—	(3,035)
Share-based compensation expense	—	6,811	—	—	—	6,811
Balance as of September 30, 2015	$1,222,533	$562,387	$52,004	$35,677	$(1,316,516)	$556,085
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	109,654	109,654	(1)	1,296	(110,949)	109,654
Balance as of September 30, 2015	$461,093	$461,093	$(2)	$90,821	$(551,912)	$461,093

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis” or "MD&A") is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2016 and 2015.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2016 and 2015. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2016, we had a total of 1,364 Company stations in 25 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Retail fuel margins were weaker in the current year quarter due to a rising wholesale price environment. The upward trending wholesale price coincided with the September Colonial pipeline disruption to impact both fuel volumes and margins. The prior year quarter was a period of declining wholesale costs which caused more opportunity for increased margin.   As it relates to our merchandise cost of sales, we implemented a new supply agreement with Core-Mark in February 2016 that has provided margin improvement and uplift compared to our prior supply deal and is expected to continue until early 2017 when we begin to cycle against the 2016 impact.

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

In March 2016, we amended and extended our existing $450 million asset based credit facility and modified some of the covenants to be slightly more favorable to the Company.   As part of the amendment, we borrowed a term loan for $200 million that has a four year term. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2016, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed in 2017 relative to the 2012 sites. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores. However, we can provide no assurance that we will develop all additional sites as contemplated under the agreement.  See “Risk Factors—Risks Relating to Our Business—Our ability to continue to generate revenue and operating income depends on our continued relationship with Walmart” in our Annual Report on Form 10-K.  The Company currently anticipates total capital expenditures

(including purchases of Walmart properties and other land for future developments) for the full year 2016 to range from approximately $250 million to $300 million depending on how many new sites are developed.  We intend to fund the remainder of our capital program in 2016 primarily using operating cash flow but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations in close proximity to Walmart stores and other locations. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

On May 18, 2016, the Department of Labor (DOL) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (FLSA). The new rule increases the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations become effective December 1, 2016. The DOL will automatically update the standard salary and compensation levels every three years going forward. The Company has undertaken an evaluation of the requirements and compared the options available to our existing employee base. Based on the approach determined to be best suited for our employees and our business, we believe the ultimate financial impact to the Company of these FLSA changes will be immaterial to the fourth quarter of 2016 and the full year of 2017.

We currently estimate our ongoing effective tax rate to be approximately 37.7% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 21 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2015 included with our Annual Report on Form 10-K and Note 13 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2016.

Results of Operations

Consolidated Results

For the three month period ended September 30, 2016, the Company reported net income of $45.5 million or $1.16 per diluted share on revenue of $3.04 billion.  Net income was $60.5 million for the same period in 2015 or $1.41 per diluted share on $3.38 billion in revenue. Included as a part of net income for the 2015 period was income from discontinued operations of $0.5 million related to the Hereford ethanol plant.

For the nine month period ended September 30, 2016, the Company reported net income of $177.7 million or $4.44 per diluted share on revenue of $8.54 billion. Net income was $109.7 million for the same period in 2015 or $2.47 per diluted share on $9.77 billion in revenue. Included as a part of net income for the 2015 period was income from discontinued operations of $1.3 million related to Hereford while the 2016 period contained a large gain on sale of assets related to the disposition of the CAM pipeline interest in Q1 2016.

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Quarterly revenues for 2016 decreased $0.34 billion, or 10.0%, compared to Q3 2015.  The lower revenues were caused by lower retail and wholesale fuel prices in 2016.  Partially offsetting these lower fuel revenues was an increase in store count in 2016, which resulted in slightly higher overall retail fuel volumes and higher merchandise sales. In addition, higher RIN values also contributed to the increase.

Total cost of sales decreased $0.32 billion, or 10.3%, compared to 2015.  This decline is primarily due to lower fuel purchase costs in all areas in the 2016 quarter.  Partially offsetting this decline was an increase in merchandise and fuel cost of sales for the increased store count in 2016.

Operating expenses increased $6.4 million or 5.3% from 2015.  This increase was driven by higher absolute payment fees, maintenance costs and promotional costs during the 2016 period partially due to higher store count.

Selling, general and administrative (SG&A) expenses for 2016 decreased $2.3 million, or 6.9%, from 2015.  The decrease in SG&A costs is due to lower professional service fees related to various ongoing projects partially offset by higher labor and employee benefits.

Income tax expense for 2016 was lower than 2015 due to lower pre-tax income levels. The effective tax rate was 36.6% for the 2016 quarter and 36.2% for the 2015 quarter.   The higher effective rate in the current quarter was primarily due to certain discrete items that impacted the 2015 quarter that did not repeat.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Revenues for 2016 decreased $1.23 billion, or 12.6%, compared to 2015.  The lower revenues were caused by lower retail and wholesale fuel prices in 2016.  Partially offsetting these lower fuel revenues was an increase in store count in 2016, which led to slightly higher overall retail fuel volumes and higher merchandise sales. In addition, higher RIN values also added to the increase.

Total cost of sales decreased $1.27 billion, or 14.1%, compared to 2015.  This decline is primarily due to lower fuel purchase costs in all areas in 2016.  Partially offsetting this decline was an increase in merchandise and fuel cost of sales for the increased store count in 2016.

Operating expenses increased $11.4 million or 3.2% from 2015.  This increase was driven by higher absolute labor and benefit costs due to more stores open during 2016 although labor costs are lower on a per store basis in 2016. Higher payment fees and maintenance costs in the current period also contributed to this year-to-date increase.

Selling, general and administrative (SG&A) expenses for 2016 decreased $2.4 million, or 2.5%, from 2015.  The decrease in SG&A costs is due to lower professional service fees related to various ongoing projects partially offset by higher labor and employee benefits for non-store level positions.

Income tax expense for 2016 was higher than 2015 due to higher pre-tax income levels. The effective tax rate was 37.7% for 2016 and 37.6% for 2015.   The slightly higher effective rate in the current year was primarily due to certain discrete items that impacted the first half of 2015 that did not repeat.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015
Marketing	$52,755	$65,785	$198,622	$124,008
Corporate	(7,264)	(5,764)	(20,947)	(15,650)
Discontinued operations	—	510	—	1,296
Net income	$45,491	$60,531	$177,675	$109,654

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Net income for the three months ended September 30, 2016 decreased compared to the same period in 2015 primarily due to:

•	Lower retail fuel margin per gallon

•	Slightly higher total operating expenses

•	Increased interest expense due to addition of term loan

The items below partially offset the decrease in earnings in the current period:

•	Lower income tax expense due to lower pre-tax earnings

•	Higher merchandise gross margin dollars

•	Higher RINs income

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Net income for the nine months ended September 30, 2016 increased compared to the same period in 2015 primarily due to:

•	Gain on sale of CAM pipeline system

•	Higher RINs income

•	Higher merchandise gross margin dollars

•	Increased total retail fuel volumes

The items below partially offset the increase in earnings in the current period:

•	Lower retail fuel margin per gallon

•	Higher income tax expense due to higher pre-tax earnings

•	Higher operating expenses

•	Increased interest expense due to addition of term loan

(Thousands of dollars, except volume per store month and margins)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2016	2015	2016	2015

Revenues
Petroleum product sales	$2,394,951	$2,770,169	$6,654,970	$7,987,158
Merchandise sales	598,968	591,584	1,750,162	1,687,885
Other operating revenues	48,808	20,747	133,403	95,946
Total revenues	3,042,727	3,382,500	8,538,535	9,770,989
Costs and operating expenses
Petroleum products cost of goods sold	2,275,487	2,594,273	6,301,552	7,605,961
Merchandise cost of goods sold	503,266	505,200	1,475,869	1,444,293
Station and other operating expenses	127,991	121,552	369,910	358,463
Depreciation and amortization	23,939	20,366	67,972	60,244
Selling, general and administrative	30,727	33,016	94,549	96,995
Accretion of asset retirement obligations	411	380	1,236	1,137
Total costs and operating expenses	2,961,821	3,274,787	8,311,088	9,567,093
Income from operations	80,906	107,713	227,447	203,896
Other income
Interest expense	(14)	(6)	(35)	(13)
Gain (loss) on sale of assets	(336)	(4,072)	88,640	(4,091)
Other nonoperating income (expense)	2,730	107	2,771	332
Total other income (expense)	2,380	(3,971)	91,376	(3,772)
Income from continuing operations before income taxes	83,286	103,742	318,823	200,124
Income tax expense	30,531	37,957	120,201	76,116
Income from continuing operations	$52,755	$65,785	$198,622	$124,008

Gallons sold per store month	268,259	279,086	259,681	266,034
Fuel margin (cpg)	13.7	18.1	11.9	12.5
Fuel margin $ per store month	$36,761	$50,596	$30,969	$33,351

Total tobacco sales revenue per store month	$111,898	$116,886	$109,427	$112,696
Total non-tobacco sales revenue per store month	$35,763	$36,642	$35,837	$34,548
Total merchandise sales revenue per store month	$147,661	$153,528	$145,264	$147,244

Merchandise margin $ per store month	$23,593	$22,418	$22,766	$21,250
Merchandise margin as a percentage of merchandise sales	16.0%	14.6%	15.7%	14.4%
Store count at end of period	1,364	1,291	1,364	1,291
Total store months during the period	4,056	3,853	12,048	11,463

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Net income in the Marketing segment for 2016 decreased $13.0 million over the 2015 period. The primary reason for this decline was a reduction in retail fuel margins and higher operating expenses partially offset by higher total retail fuel sales volumes, higher merchandise margins and increased RINs income. Quarterly chain wide retail fuel sales volumes increased 1.2% to 1.09 billion gallons sold in 2016 compared to 1.08 billion gallons sold in 2015.
Quarterly merchandise margins in 2016 were higher than 2015.  The increase in gross margin dollars of 10.8% in the current period was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 140 basis points from 14.6% in the prior period to a third consecutive quarterly record of 16.0%.
Also impacting net income in the 2016 period was the sale of RINs of $48.0 million compared to $20.0 million in 2015.  During the 2016 quarter, 54 million RINs were sold at an average selling price of $0.89 per RIN before consideration of other market factors that might negatively impact total income from PS&W.
Total revenues for the Marketing segment were approximately $3.0 billion for 2016 and $3.4 billion for 2015. Revenues included excise taxes collected and remitted to government authorities of $506 million in 2016 and $513 million in 2015.  The cause of the significant decline in revenues was a $0.28 per gallon reduction in retail fuel price in the 2016 quarter.
Total fuel sales volumes per station were down 3.9% to 268,259 gallons per store month in the 2016 period from 279,086 gallons per store month in 2015.  This decline continues to reflect the impact from a higher mix of Midwest locations that historically perform below the chain average. Retail fuel margin declined 24.3% in the 2016 quarter to 13.7 cpg, compared to 18.1 cpg in the prior year quarter. Retail fuel margins were pressured by flat to rising wholesale prices compared to a large decline in the 2015 quarter.
Merchandise total sales increased 1.2% to $599.0 million in 2016 from $591.6 million in 2015 despite a decrease in non-tobacco sales of 2.4% average per store month (APSM) combined with a decrease in tobacco products revenue of 4.3% APSM. Merchandise margins were higher at 16.0% for the current period due primarily to higher cigarette margins due to price increases in certain jurisdictions.
Total product supply and wholesale margin dollars excluding RINs were negative $29.0 million in the 2016 period compared to negative $22.4 million in 2015. The decrease in the current period was largely caused by a negative spot-to-rack differential, which is a direct reflection of higher RIN prices embedded in refined product spot prices.

Station and other operating expenses increased $6.4 million in the current period compared to 2015 levels.  Total operating expenses in 2015 were slightly reduced by a one-time item that did not repeat in the current year. On an APSM basis, expenses applicable to retail declined 1.9%, primarily because of lower labor costs in the period along with slightly higher maintenance per store which includes some refresh activities.
Depreciation expense increased $3.6 million in the 2016 period, an increase of 17.5% over the prior period. This increase was primarily caused by more stores operating in the 2016 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses decreased $2.3 million, or 6.9%, in 2016.  This decrease was primarily due to lower professional services fees related to ongoing projects partially offset by higher labor, travel and training.
Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Net income in the Marketing segment for 2016 increased $74.6 million over 2015. The primary reason for this improvement was the gain on sale of the CAM pipeline in the current year along with higher total retail fuel sales volumes and higher merchandise margins partially offset by income taxes on the higher pre-tax income amounts.  Chain wide retail fuel sales volumes increased 2.6% to 3.13 billion gallons sold in 2016 compared to 3.05 billion gallons sold in 2015.
Merchandise margins in 2016 were higher than 2015.  The increase in gross margin dollars of 12.6% in the current year was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 130 basis points from 14.4% in the prior period to 15.7%.
Also impacting net income in 2016 was the sale of RINs of $130.7 million compared to $93.9 million in 2015.  During 2016, 165 million RINs were sold at an average selling price of $0.79 per RIN before consideration of other market factors that might negatively impact total income from PS&W.
Total revenues for the Marketing segment were approximately $8.5 billion for 2016 and $9.8 billion for 2015. Revenues included excise taxes collected and remitted to government authorities of $1.47 billion in 2016 and

$1.46 billion in 2015.  The cause of the significant decline in revenues was a $0.36 per gallon reduction in retail fuel price in 2016.
Total fuel sales volumes per station were down 2.4% to 259,681 gallons per store month in 2016 from 266,034 gallons per store month in 2015.  Retail fuel margin declined 4.8% in 2016  to 11.9 cpg, compared to 12.5 cpg in the prior year. Retail fuel margins were pressured by increasing wholesale prices over the nine month period compared to more volatility in 2015.
Merchandise total sales increased 3.7% to $1.75 billion in 2016 from $1.69 billion in 2015 because of an increase in non-tobacco sales of 3.7% average per store month (APSM) combined with a decrease in tobacco products revenue of 2.9% APSM. Merchandise margins were higher at 15.7% for the current year due primarily to higher cigarette margins.
Total product supply and wholesale margin dollars excluding RINs were negative $20.8 million in 2016 compared to negative $9.0 million in 2015. The decrease in the current year reflected inventory and timing variances which were negative versus prior year. When considering RINs in conjunction with product supply and wholesale margins, the margin dollars are higher than prior year by 29.5%.

Station and other operating expenses increased $11.4 million in the current year compared to 2015 levels primarily due to more total stores in operation.  On an APSM basis, expenses applicable to retail declined 1.4%, primarily because of lower labor costs in the period along with flat maintenance on a per store basis, including the impact of store refresh costs.
Depreciation expense increased $7.7 million in 2016, an increase of 12.8% over the prior year. This increase was primarily caused by more stores operating in 2016.
Selling, general and administrative (SG&A) expenses decreased $2.4 million, or 2.5%, in 2016.  This decrease was primarily due to lower professional services fees related to ongoing projects partially offset by higher labor, travel and training.

Same store sales comparison

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	SSS	APSM	SSS	APSM
Fuel gallons per month	(3.1)%	(3.9)%	(1.5)%	(2.4)%

Merchandise sales	(2.6)%	(3.8)%	0.3%	(1.3)%
Tobacco sales	(2.3)%	(4.3)%	(0.6)%	(2.9)%
Non tobacco sales	(3.7)%	(2.4)%	3.2%	3.7%

Merchandise margin	6.3%	5.2%	8.6%	7.1%
Tobacco margin	8.9%	6.4%	10.3%	7.5%
Non tobacco margin	2.7%	3.7%	6.1%	6.6%

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

Corporate and other assets

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
After-tax results for Corporate and other assets were lower in the recently completed quarter to a loss of $7.3 million compared to a loss of $5.8 million in the third quarter of 2015.  This change was partially due to the 2016 period containing higher interest expense than the prior year quarter due to the $200 million term loan taken out in 2016. In the third quarter of 2016, interest expense within the Corporate area was $10.2 million compared to expense of $8.4 million in the same quarter of 2015.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
Corporate and other assets decreased to a loss of $20.9 million in 2016 compared to a lower loss of $15.7 million in 2015. The larger loss is due to interest expense within the Corporate area of $29.8 million in 2016 compared to expense of $25.0 million in 2015. The higher interest in the current year is due to the new term loan of $200 million drawn in 2016.

Discontinued Operations

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

While there were no discontinued operations in the current quarter, the 2015 quarter contained the operations of the Hereford ethanol plant operations. During Q3 2015, the Company had income of $0.5 million related to Hereford due to an unfavorable crush spread environment.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
No discontinued operations have been recognized in 2016. The 2015 period had income of $1.3 million from the operations of the Hereford ethanol plant.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ending September 30, 2016 and 2015.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015

Net income	$45,491	$60,531	$177,675	$109,654

Income taxes	26,265	34,043	107,524	65,430
Interest expense, net of interest income	10,038	8,362	29,306	23,132
Depreciation and amortization	25,576	21,695	72,747	64,013
EBITDA	107,370	124,631	387,252	262,229

(Income) loss from discontinued operations, net of tax	—	(510)	—	(1,296)
Accretion of asset retirement obligations	411	380	1,236	1,137
(Gain) loss on sale of assets	335	4,072	(88,640)	4,091
Other nonoperating (income) expense	(2,848)	(106)	(2,966)	(616)
Adjusted EBITDA	$105,268	$128,467	$296,882	$265,545

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015
Net cash provided by continuing operations	$41,226	$72,830	$209,828	$137,894
Property additions	(82,342)	(63,626)	(198,911)	(151,521)
Free cash flow	$(41,116)	$9,204	$10,917	$(13,627)

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”) (subject to the borrowing base) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility.   Only the $200 million term loan is outstanding at September 30, 2016.  At September 30, 2016 we had $192 million of borrowing capacity under the ABL facility that we could utilize for working capital and other general corporate purposes, including to support our operating model as described herein.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $210 million for the nine months ended September 30, 2016 and $149 million for the comparable period in 2015, higher primarily because of a decrease in prepaids and lower accounts payable.  Net income increased $68.0 million in 2016 compared to the corresponding period in 2015 and the amount of cash generated from adjustments of working capital in the 2016 period increased by $5 million.  Cash flows from operating activities also included cash flows from discontinued operations of $11 million in 2015.
Investing Activities

For the nine months ended September 30, 2016, cash required by investing activities was $74 million compared to $159 million in 2015. The lower investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth more than offset by the proceeds from the sale of assets and changes in restricted cash.
 Financing Activities

Financing activities in the nine months ended September 30, 2016 used cash of $31 million compared to use of $252 million in the nine months ended September 30, 2015. Cash was generated from the borrowing of a $200 million term loan in 2016 but was more than offset by the repurchase of common shares in the current period of $212 million.
Share Repurchase Authorization
On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities.  During the first nine months of 2016, the Company purchased $212 million of its common shares under this repurchase authorization. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and borrowings under our $200 million term loan.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.

Debt
 Our long-term debt at September 30, 2016 and December 31, 2015 are as set forth below:

(Thousands of dollars)	September 30, 2016	December 31, 2015
6% senior notes due 2023 (net of unamortized discount of $6,042 at September 2016 and $6,692 at December 2015)	$493,958	$493,308
Term loan due 2020 (effective rate of 3.59% at September 30, 2016)	190,000	—
Less unamortized debt issuance costs	(5,727)	(3,526)
Total notes payable, net	678,231	489,782
Capitalized lease obligations, vehicles, due through 2019	1,151	600
Less current maturities	(40,471)	(222)
Total long-term debt	$638,911	$490,160

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

We were obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility beginning on July 1, 2016 equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of September 30, 2016, our fixed charge coverage ratio was 0.64; however, we had no debt outstanding under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.

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

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015
Marketing:
Company stores	$63,294	$53,037	$150,290	$122,239
Terminals	703	1,739	1,112	3,169
Sustaining capital	12,318	6,636	27,244	22,303
Corporate	6,349	2,417	15,221	4,424
Discontinued operations	—	531	—	3,603
Total	$82,664	$64,360	$193,867	$155,738

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
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2016 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2015 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2016.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2016, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
July 1, 2016 to July 31, 2016	216,400	$75.24	216,400	$316,612,553
August 1, 2016 to August 31, 2016	113,850	76.88	113,850	307,859,845
September 1, 2016 to September 30, 2016	276,902	72.91	276,902	287,671,431
Three Months Ended September 30, 2016	607,152	$74.49	607,152	$287,671,431

1 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on January 25, 2016 include authorization for the Company to acquire up to $500 million of its Common shares by December 31, 2017

ITEM 5. OTHER INFORMATION

Marn K. Cheng who was previously Senior Vice President, Retail Operations & Support has assumed a new position as Senior Vice President, Operations Support. In this new role, Mr. Cheng will continue to be responsible for key areas of support to our store operations including labor management, store level analytics, customer care, and store support call center.

ITEM 6. EXHIBITS

The Exhibit Index on page 43 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By     /s/ Donald R. Smith Jr. __________
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
November 3, 2016

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