Form 10-K
period 2016-12-31
Murphy USA Inc.
filed 2017-02-22
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
   __ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2016), based on the closing price on that date of $74.16 was $2,904,362,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2017 was 36,898,928.
Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 4, 2017 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2016 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,401 (as of December 31, 2016) retail stores operated by us, almost all of which are in close proximity to Walmart stores. Our retail stores are located in 26 states, primarily in the Southwest, Southeast and Midwest United States. Of these stores, 1,152 are branded Murphy USA and 249 are standalone Murphy Express locations (as of December 31, 2016). Our retail stores under the brand name Murphy USA® participate in the Walmart discount program that we offer at most locations. The Walmart discount program offers a cents-off per gallon purchased for fuel when using specific payment methods as decided by Walmart and us. The amount of the discount offered can vary based on many factors, including state laws. Our Murphy Express branded stores are not connected to the Walmart discount program but are otherwise similar to the Murphy USA sites, including the types of fuel and merchandise offerings available to our customers.
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

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 28 through 41, F-13, and F-28 to F-29 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,401 retail gasoline stores (as of December 31, 2016), more than 1,100 are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart. We have an active real estate development team that purchases and leases land from third parties near Walmart Supercenters. If land near a Walmart Supercenter is not a viable option, other nearby locations are considered if it is thought that traffic counts support our low-cost, high-volume model.

Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers represent a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers such as our popular cross promotions with soft drink, candy/snack and tobacco partners that offer a fuel discount if certain quantities of products are purchased.
Low cost retail operating model
We operate our retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. Almost all of our new stores are standardized 1,200 square foot small store formats, which we believe have very low capital expenditure, maintenance and utility requirements relative to our competitors. In the past, we have also developed standardized 208 square feet kiosks with external supercoolers when the available land or economics did not support the small store format. In addition, many of our stores require only one or two attendants to be present during business hours and the majority of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a larger store format. According to the 2015 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 53% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2015 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins.
Distinctive fuel supply chain capabilities
We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intra-day supply options and dispatch third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility. It would take substantial time and investment, both in expertise and assets, for a competitor to try and replicate our existing position and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment. In connection with the Separation, we entered into a new credit facility and issued $500 million aggregate principal amount of 6.00% senior unsecured notes due 2023.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. In addition, we have already completed over $623 million of share repurchases in a little more than three years of operation. We also have 9,100 hardworking employees that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and stable organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years. We expect to build at a pace of 30 to 50 new sites per year (not including raze and rebuild), targeting high-return locations near Walmart Supercenters in our core market areas complemented by our supply chain capabilities. Over 1,100 of our locations currently participate in our fuel discount program with Walmart which reinforces Walmart’s low-price philosophy. Our real estate development team maintains a land bank that supports longer-term, ratable expansion of our network.
Diversify merchandise mix
We plan to continuously evaluate our kiosk strategy in an effort to maximize our site economics and return on investment, such as the installation of super coolers to help drive outside beverage sales. Complementary to that strategy, we are continually refining, and increasingly constructing, our 1,200 square foot small store format design to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. For example, we continue to tailor our product offerings to complement the retail selection within Walmart stores, such as offering products in a variety of quantities and sizes, or stock keeping units (SKUs), which are more convenience-oriented. We expect to further expand merchandise revenue and margins through our new supplier relationship with Core-Mark, in addition to optimizing our promotional analytics, merchandise mix and workforce planning capabilities, in order to help boost overall site returns.
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
 Invest for the long term
We maintain a portfolio of predominantly fee-simple assets and utilize what we believe to be an appropriate debt structure that will allow us to be resilient during times of fuel price and margin volatility. We believe our strong financial position should allow us to profitably execute our low-cost, high volume retail strategy through periods of both high and low fuel margins while preserving the ability to re-invest in and grow our existing sites, brand image and supporting capabilities. Furthermore, in addition to our site development capital and capability building investments we will continue to consider all alternatives for returning excess earnings or capital with a focus on maximizing shareholder value.
Industry Trends
We operate within the large, growing, competitive and highly fragmented U.S. retail fuel and convenience store industry.  We believe we will continue to benefit on a relative basis to competitors from several key industry trends and characteristics, including:

•	Sensitivity to gas prices among cost conscious consumers, and increasing customer demand for low-priced fuel;

•	Highly fragmented nature of the industry providing larger chain operators like Murphy USA with significant scale advantage; and

•	High levels of consumer traffic around supermarkets and large format hypermarkets, supporting complementary demand at nearby and cross-promoted retail fuel stores.
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

Description of Our Business
We market fueling products through a network of Company retail stores and unbranded wholesale customers. During 2016, the Company sold approximately 4.2 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stores at December 31, 2016 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	76	Kentucky	47	North Carolina	86
Arkansas	68	Louisiana	75	Ohio	44
Colorado	12	Michigan	27	Oklahoma	53
Florida	120	Minnesota	9	South Carolina	56
Georgia	94	Missouri	48	Tennessee	92
Iowa	22	Mississippi	55	Texas	294
Illinois	37	Nebraska	3	Utah	4
Indiana	38	Nevada	2	Virginia	22
Kansas	5	New Mexico	12	Total	1,401

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
Start of period	1,335	1,263	1,203
New construction	67	73	60
Closed	(1)	(1)	—
End of period	1,401	1,335	1,263
In the last ten years, we have purchased from Walmart the properties underlying 1,044 of our Company stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”
For the remaining fueling stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is ten years at each station, with us holding four successive five-year extension options at each site. A majority of the leased sites have over 20 years of term remaining including renewals. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased station or allowing a third party to operate a leased station without written consent from Walmart. As of December 31, 2016 we are currently leasing 103 sites from Walmart. We also have five Murphy USA sites located near Walmart locations where we pay rent to other landowners.
As of December 31, 2016, we have 187 Murphy Express sites where we own the land and 62 locations where we rent the underlying land.
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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. In 2016, we purchased more than 75% of our merchandise from a single vendor, Core-Mark Holding Company, Inc., with whom we began a five year supply agreement in late January 2016 and we expect them to deliver over 80% of our store merchandise during the term of this agreement. We also purchased 8% of our merchandise in 2016 from our prior vendor before the transition to Core-Mark was finalized.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2016 are reported below.

	As of December 31,
	2016	2015	2014	2013	2012
Branded retail outlets:
Murphy USA®	1,152	1,111	1,056	1,021	1,015
Murphy Express	249	224	207	182	150
Total	1,401	1,335	1,263	1,203	1,165
Retail marketing:
Fuel margin per gallon (cpg) (1)	11.6	12.5	15.8	13.0	12.9
Gallons sold per store month	259,059	267,910	270,415	268,458	277,001
Merchandise sales revenue per store month	$144,410	147,726	146,823	152,549	156,429
Merchandise margin as a percentage of merchandise sales	15.6%	14.4%	14.0%	13.1%	13.5%

(1)Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas.  We reassessed our segments in 2013 and due to not meeting the aggregation criteria, we included the remainder of the former Ethanol segment in the prior “Corporate” section which was renamed “Corporate and other assets”.  In November 2015 we sold our remaining ethanol producing asset and it was removed from the "Corporate and other assets" category and reclassified into Discontinued Operations.

For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2016.
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
In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail sites compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline sites. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety.
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
Technology Systems
All of our Company stores use a standard hardware and software platform for point-of-sale (“POS”) that facilitates item level scanning of merchandise for sales and inventory, and the secure acceptance of all major payment methods – cash, check, credit, debit, fleet and mobile. Our standard approach to large scale and geographically dispersed deployments reduces total technology cost of ownership for the POS and inherently makes the system easier to use, support, and replace. This POS technology strategy reflects close alignment with our growth plan.
We use a combination of software as a service, commercial off the shelf software, and custom software applications developed using modern industry standard tools and methodologies to manage and run our business. For our financial systems, we use enterprise class systems which provide significant flexibility in managing corporate and store operations, as well as scalability for growth.
We invest in disaster recovery, system backups, redundancy, firewall, remote access security and virus and spam protection to ensure a high level of system security and availability. We have systems, business policies and processes around access controls, password expirations and file retention to ensure a high level of control within our technology network.
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be $2.1 million in 2017.
We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third-parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws, we could be responsible for remediating contamination relating to such sites, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stores, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further remediation obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. From time to time, we are subject to legal and administrative proceedings governing the remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks.

Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by the 2016 model year and imposing the first-ever federal GHG emissions standards on cars and light trucks. Further regulations require increases in fuel economy beginning with the 2017 through 2021 model year vehicles. NHTSA also published non-binding inaugural standards for model year 2022 through 2025 cars and trucks increasing fuel economy to the equivalent of 54.5 miles per gallon by 2025.  These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
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
Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves.  In compliance with U.S. health care reform legislation, we implemented in 2015 a “bronze level” offering to our eligible non-exempt field employees.  The offering increased labor costs by an immaterial amount.  To date, initial enrollment is lower than projected.
On May 18, 2016, the Department of Labor (DOL) released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act (FLSA). The new rule increased the salary threshold for the overtime exemption from $455 per week to $913 per week. On an annual basis, this increases the salary threshold from $23,660 to $47,476 per year. These regulations were scheduled to be effective December 1, 2016 but the implementation was halted by Federal court injunction. The injunction is currently under appeal by the DOL and is pending as of year-end. The Company has undertaken an evaluation of the requirements and compared the options available to our existing employee base. Regardless of whether the injunction is lifted, we believe the ultimate financial impact to the Company of these FLSA changes will be immaterial to the full year of 2017.
Employees
At December 31, 2016, we had 9,100 employees, including approximately 4,100 full-time employees and 5,000 part-time employees.
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
We currently have $500 million of 6.00% Senior Notes due 2023 and a term loan with a remaining balance of $180 million as of December 31, 2016. We also have undrawn capacity of up to $450 million on our credit facility, subject to the borrowing base limitation of $216 million as of December 31, 2016. This outstanding debt could have significant consequences to our future operations, including:

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
Our leverage may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.  Our leverage could increase with additional borrowings on our shelf registration statement. We have below investment-grade ratings from Moody’s and S&P based on our current capital structure. Our credit ratings could be lowered or withdrawn entirely by a ratings agency if, in its judgment, the circumstances warrant. If our existing ratings are lowered, or otherwise we do not obtain an investment grade rating in the future, or if we do and a rating agency were to downgrade us again to below investment grade, our borrowing costs would increase and our funding sources could decrease. Actual or anticipated changes or downgrades in our ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our business, cash flows, financial condition and operating results.
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
At December 31, 2016, our 1,401 Company stores were almost all located near Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have a material adverse effect on us, including operations of the existing 1,152 stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.
In addition, on December 21, 2012, we entered into an agreement with Walmart to purchase properties for the development of additional retail fueling stores, which we expect to complete in 2017. As a result, the foregoing risks impact our ability to achieve growth from these additional retail sites. We also rely upon Walmart’s cooperation with us in order to complete the purchases of these additional sites, and our agreement with Walmart requires us to obtain their approval of our development plans before we may close on the purchase of these properties from them. See “– Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business” below.  If our relationship with Walmart deteriorates or Walmart experiences a slowdown in customer traffic or reputational harm, we may not be successful in developing these additional retail sites, and as a result, our financial condition, results of operations and cash flows could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.

We are impacted by our ability to generate revenues from activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers ("RINs").  RIN prices also have an impact on our cost of goods sold for petroleum products that can be positive or negative depending on the movement. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In recent years, RIN prices remained relatively steady through most of 2015 due to significant uncertainty about how government standards could be modified as they impact RINs. However, once the new standard was announced late in 2015, RIN prices increased in response and held steady until late 2016 when a decline in prices occurred. Although a decline in RIN prices could have a material impact on our revenues, our business model is not dependent on our ability to generate revenues from RINs.

Recently, independent refiners filed suit to change the way the Renewable Fuel Standard (RFS) is administered in an attempt to shift the burden for compliance from the refiners to blenders.  Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners are obligated to obtain RINs either by blending biofuels into gasoline and diesel or through purchase on the open market.  This litigation is attempting to shift that burden of having the RINs to the blender rather than the refiner.  If this burden were to be shifted, the Company would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell the RINs to other obligated parties.  This could have a significant impact on our current business model should this change ever be implemented unless we were able to pass these costs along to consumers or other parties.
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
An inability to source land for our independent growth plan with Murphy Express may cause our Company's growth to slow in 2019 and beyond.
As we announced in January 2016, we have shifted direction in our Walmart relationship and have undertaken an independent growth plan with respect to future sites for Company stores. While we have a high confidence level that our growth of 45-50 new locations for 2017 (not including raze and rebuild) is secure due to our existing pipeline of land closures, the future development relies on the continued build out of our land bank portfolio. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase of those locations in a timely fashion, the Company could find that it does not have its stated pipeline of 30-50 new locations per year beginning in 2019.
We currently have one primary supplier for over 75% of our merchandise. A disruption in supply could have a material effect on our business.
In 2016, over 75% of our general merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark Holding Company, Inc. ("Core-Mark"). We began a five year supply contract with Core-Mark in late January 2016. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available. A disruption in supply could have a material effect on our business, cost of goods sold, financial condition, results of operations and cash flows.
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
From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We have entered into a credit facility to provide us with available financing for working capital and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our credit facility. Accordingly, we may not be able to obtain the full amount of the funds available under our credit facility to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position. Further, since the credit facility is secured by receivables and inventories, low commodity prices can limit the borrowing base to an amount substantially less than its ceiling as the resulting collateral for the loan is required to be valued at then current pricing on a monthly basis.
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
In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail sites compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline sites. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety. Competition from these retailers may reduce our market share and our revenues, and the resulting impact on our business and results of operations could be materially adverse.

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
Our retail operations are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, tobacco, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business, financial condition, results of operations and cash flows.
In certain areas where our retail sites are located, state or local laws limit the retail sites’ hours of operation or sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties.
 Regulations related to wages also affect our business. Any appreciable increase in the statutory minimum wage or changes in overtime rules would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash flows.
In compliance with U.S. health care reform legislation, we implemented in 2015 a “bronze level” health care offering to our eligible non-exempt field employees.  The offering increased labor costs by an immaterial amount.  To date, initial enrollment is lower than projected.  We expect that as awareness of the taxpayer non-compliance penalty and related increases in this penalty takes effect, enrollment will increase and such increases could be significant enough to materially affect our business, financial condition, results of operations and cash flows.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 18 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2016 included in this Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.
We rely on our technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our technology systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a gasoline and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our technology systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.
 Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued and applied. This activity could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.
In addition, significant forms of U.S. corporate tax reform have been proposed by key members of Congress and the current U.S. administration. Parts of the proposals that have been discussed publicly such as a reduction in corporate income tax rates at the Federal level could be favorable to the Company's financial position while other ideas such as a border tax could have indirect impact to the Company by raising cost of goods sold as additional taxes are passed through or could raise the cost of living for our customers which could, in turn, reduce their ability to travel and purchase convenience items. The Company is unable to predict the impact of such reform efforts at this time and will continue to monitor these developments.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2016.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K report beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 18 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2016.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

SUPPLEMENTAL INFORMATION; Executive Officers of the Registrant

The age at January 1, 2017, present corporate office and length of service in office of each of the Company’s executive officers are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 53; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde led the successful spin-off from Murphy Oil Corporation in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.
Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 47; Executive Vice President, Chief Financial Officer and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

Marn K. Cheng – Age 51; Senior Vice President, Retail Operations & Support since February 2015; Senior Vice President, Retail Operations Support August 2013 to February 2015. Mr. Cheng joined Murphy Oil in 2000 as District Manager in Oklahoma City, Oklahoma. He held several positions within Murphy Oil before being promoted to General Manager, Retail Marketing in 2006. In 2008, he was named Regional Vice President for Murphy USA Marketing Company, a division of Murphy Oil USA, Inc. before serving as Vice President, Retail Operations. He was promoted to Vice President, Renewable Energy for Murphy Oil USA, Inc. in 2009. He returned to the retail marketing division in 2011 as Vice President, Fuels for Murphy USA Marketing Company and was promoted to Senior Vice President of Retail Operations in 2012. Mr. Cheng graduated from Texas Tech University with a bachelor’s degree in Marketing and also holds an MBA from Texas Tech University.
John A. Moore – Age 49; Senior Vice President and General Counsel since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.
Robert J. Chumley - Age 52; Senior Vice President Merchandising and Marketing since September 2016. Mr. Chumley began his retail career in 2009 as a Senior Product Director at 7-Eleven Inc. He was promoted to Vice President of Merchandising in 2010 and to Senior Vice President of Innovation in 2014 before leaving in 2015. Prior to 2009, he spent 17 years in Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 2,325 stockholders of record as of December 31, 2016.  The following table reflects the high and low sales prices of our common stock for the period starting January 1, 2015 and ending on December 31, 2016.

	Stock Price
	High	Low

2015
January 1, 2015 to March 31, 2015	73.48	66.82
April 1, 2015 to June 30, 2015	73.47	55.82
July 1, 2015 to September 30, 2015	57.40	48.70
October 1, 2015 to December 31, 2015	65.09	54.17

2016
January 1, 2016 to March 31, 2016	67.18	54.24
April 1, 2016 to June 30, 2016	74.16	57.42
July 1, 2016 to September 30, 2016	79.29	70.08
October 1, 2016 to December 31, 2016	72.56	57.80

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
We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2016.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 8 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2016.
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
In January 2016, the Board of Directors approved a strategic allocation of capital for the Company to pursue its independent growth plan and to undertake a share repurchase program of up to $500 million for the two capital programs through December 31, 2017. As of December 31, 2016, $323 million of the $500 million had been used to repurchase the Company's common stock.

Below is the detail of the Company's purchases of its own equity securities during the fourth quarter of 2016:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
October 1, 2016 to October 31, 2016	259,720	$70.90	259,720	$269,257,154
November 1, 2016 to November 30, 2016	669,374	64.92	669,374	225,802,539
December 1, 2016 to December 31, 2016	735,344	66.74	735,344	176,727,858
Three Months Ended December 31, 2016	1,664,438	$66.66	1,664,438	$176,727,858

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 11 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	887,364	$47.88	4,263,265
Equity compensation plans not approved by security holders	—	—	—
Total	887,364	$47.88	4,263,265

(1)	Amounts in this column include outstanding restricted stock units.

(2)
Number of shares available for issuance includes 3,846,939 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2016 plus 416,326 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2016.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

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

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

Item 6.  SELECTED FINANCIAL DATA

(Thousands of dollars, except per share data)	2016	2015	2014	2013	2012
Results of Operations for the Year
Net sales and other operating revenues	$11,594,553	$12,699,411	$16,986,014	$17,814,081	$19,011,040
Net cash provided by operating activities	$337,440	$215,838	$305,582	$356,698	$237,427
Income from continuing operations	$221,492	$137,591	$222,960	$154,135	$138,416
Net income (loss)	$221,492	$176,340	$243,863	$235,033	$83,568
Per Common Share - diluted (1)
Income (loss) from continuing operations	$5.59	$3.14	$4.81	$3.29	$2.96
Income (loss) from discontinued operations	$—	$0.88	$0.45	$1.73	$(1.17)
Net income (loss)	$5.59	$4.02	$5.26	$5.02	$1.79

Capital Expenditures for the Year
Marketing	$239,095	$202,370	$131,139	$162,051	$103,152
Corporate and other	24,761	9,477	4,200	8,169	—
Subtotal	$263,856	$211,847	$135,339	$170,220	$103,152
Discontinued operations	—	3,720	3,549	1,752	8,441
Total capital expenditures	$263,856	$215,567	$138,888	$171,972	$111,593

Financial condition at December 31
Current ratio	1.00	1.11	1.67	1.30	1.12
Working capital	$994	$43,375	$277,633	$155,899	$88,053
Net property, plant and equipment	$1,532,655	$1,369,318	$1,248,081	$1,189,082	$1,169,476
Total assets (at period end)	$2,088,740	$1,886,241	$1,949,337	$1,888,564	$2,010,403
Long term debt (at period end)	$629,622	$490,160	$488,250	$541,381	$1,124
Stockholders' equity/net parent investment	$697,076	$792,290	$858,705	$656,336	$1,104,451
Long term debt - percent of capital employed (2)	47.5%	38.2%	36.2%	45.2%	0.1%

Notes:
(1)  For the year ended December 31, 2012, the number of diluted shares used at period end for the calculation is based on the number of shares issued at the date of the Separation from Murphy Oil on August 30, 2013.

(2) Calculated as Long Term Debt on the Balance Sheet divided by the sum of Long Term Debt plus Stockholder's Equity.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

•	Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2016.

•
Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2016. It also includes a discussion of our capital structure and available sources of liquidity.

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

We market refined products through a network of retail gasoline stores and unbranded wholesale customers. Our owned retail stores are almost all located near Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2016, we had a total of 1,401 Company stores in 26 states, principally in the Southwest, Southeast and Midwest United States.

In conjunction with the Separation, Murphy Oil received a private letter ruling from the Internal Revenue Service to the effect that the distribution would not result in any taxable income, gain or loss to Murphy Oil, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) U.S holders of Murphy Oil common stock upon their receipt of shares of Murphy USA common stock in the distribution, except with respect to cash received in lieu of fractional shares of Murphy USA common stock.

Basis of Presentation

Murphy USA was incorporated in March 2013 in contemplation of the Separation, and until the Separation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  Accordingly, the financial information presented in this Management’s Discussion and Analysis and the accompanying consolidated financial statements reflect the historical results of operations, financial position and cash flows of Murphy USA.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2016 started the year around $30 per barrel and rose over 40% during the year to the low $50 per barrel range by December 2016. Margins in 2016 averaged the low end of our recent historical average of 11.6 cents per gallon due to this increasing price environment.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the U.S. Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a companywide basis either favorably or unfavorably.  RIN prices increased late in 2015 as a result of governmental action related to standards for 2014-2016 and remained at those levels until late 2016 when prices fell. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2016, we have $500 million of Senior Notes and $180 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At December 31, 2016, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop new Company stores located adjacent to existing Walmart stores in Walmart’s core market area covering the Southwest, Southeast, and Midwest United States. The construction program is expected to be completed in 2017 relative to these 2012 sites. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores.  The Company currently anticipates total capital expenditures (including remaining purchases of Walmart properties and other land for future development) for the full year 2017 to range from approximately $250 million to $300 million depending on how many new sites are completed.  We intend to fund our capital program in 2017 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months.

Business Segments
Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. Prior to December 2013, we also had an Ethanol segment which consisted of our ethanol production facilities located in Hankinson, North Dakota and in Hereford, Texas. We reassessed our segments in 2013 and due to not meeting the aggregation criteria, we included the remainder of the former Ethanol segment in the prior “Corporate” section which has been renamed “Corporate and other assets”.  In November 2015 we sold our remaining ethanol producing asset and it was removed from the "Corporate and other assets" category and reclassified as Discontinued Operations.
For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2016.

Results of Operations

Consolidated Results

For the year ended December 31, 2016, the Company reported net income of $221.5 million or $5.59 per diluted share on revenue of $11.59 billion.  Net income was $176.3 million for 2015 or $4.02 per diluted share on $12.70 billion in revenue.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(thousands of dollars)	2016	2015	2014
Marketing	$249,790	$159,796	$242,434
Corporate and other assets	(28,298)	(22,205)	(19,473)
Subtotal	221,492	137,591	222,961
Discontinued operations	—	38,749	20,902
Net income	$221,492	$176,340	$243,863

Net income for 2016 increased compared to 2015 primarily due to:

•	Gain on the sale of Camline pipeline in 2016;

•	Higher RINs sales (volumes and prices) in the current year partially offset by increased cost of sales due to the higher RIN values embedded in spot prices for motor fuels;

•	Increased merchandise margin compared to prior year

Net income for 2015 decreased compared to 2014 primarily due to:

•	Lower retail fuel margins and per site volumes in the 2015 period;

•	Lower contribution from Product Supply & Wholesale business (excluding RINs) in 2015 compared to 2014; and

•	Higher SG&A expenses in the current year.

2016 versus 2015
Revenues for the year ended December 31, 2016 declined $1.10 billion, or 8.7%, compared to 2015.  Leading the decline was a decrease in retail fuel prices of 24 cents per gallon (cpg) for the full year with lower wholesale prices.  Lower wholesale volumes for the year also played a part in the decline but were partially offset by increases in retail fuel volumes of 1.7% in total, primarily due to increased store count.
Cost of sales declined $1.16 billion, or 9.9%, compared to 2015.  This decline was due to lower wholesale prices of motor fuel for both retail and wholesale as a result of the large decline in crude oil prices in the latter half of the year partially offset by lower cost of sales for merchandise.
Station and other operating expenses were higher in 2016 than in 2015 due primarily to the addition of 67 new stores in 2016 compared to 73 stores added in 2015.  On an average per store month (APSM) basis, the expenses applicable to the retail marketing business decreased 4.1% in 2016.  The largest area of decrease was in labor and benefits which were improved in the current year due to initiatives undertaken during 2015 and realized in 2016.
Selling, general and administrative expenses for 2016 were lower by $6.6 million.  The 2015 amount contained higher professional fees and other costs associated with the Company's business improvement initiatives.
Interest expense in 2016 increased by $6.2 million compared to 2015 due to the initiation of the $200 million term loan in the first quarter of 2016.
Other nonoperating income (expense) improved $3.5 million in the current year due to a favorable settlement of a liability related to the disposal of a pipeline interest.
Income tax expense is higher in 2016 by $49.8 million due to higher pre-tax earnings.  The effective rate in 2016 is 37.1% compared to an effective rate of 37.0% for 2015.  The rate in both years benefited from various state income tax benefits and recurring tax credits.
Income from discontinued operations is higher in the 2015 period by $38.7 million as the 2015 amount includes the earnings from operations and the gain on sale of the Hereford facility while 2016 had no discontinued operations.

2015 versus 2014

Revenues for the year ended December 31, 2015 decreased $4.29 billion, or 25.2%, compared to 2014.  Leading the decline was a decrease in retail fuel prices of 98 cents per gallon (cpg) for the full year combined with lower wholesale prices. Lower wholesale volumes for the year also played a part in the decline but were partially offset by increases in retail fuel volumes of 3.6% in total, partially due to increased store count.

Cost of sales on a combined basis decreased $4.19 billion, or 26.3%, compared to 2014.  This decline was due to significantly lower wholesale prices of motor fuel for both retail and wholesale as a result of the large decline in crude oil prices in the latter half of the year.

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

Interest expense in 2015 decreased by $3.1 million compared to 2014 due to 2014 containing a partial year of interest expense on the term loan that was paid off in May 2014. The 2015 period also benefited by not having a charge of $1.9 million related to a write-off of deferred debt costs for the repaid term loan in 2014.

Other nonoperating income (expense) is down $10.6 million in 2015 due primarily to settlement of an outstanding legal case in 2014 that did not recur.

Income tax expense is lower in 2015 by $35.7 million due to lower pre-tax earnings in 2015. The effective rate in 2015 is 37.0% compared to an effective rate of 34.3% for 2014.   The 2014 rate benefited from a state income tax benefit of $6.8 million and $9.8 million in tax benefits related to tax contingencies and other matters that did not exist in 2015 results.

Income from discontinued operations is higher in the 2015 period by $17.8 million as the 2014 amount contained income from operations of Hereford only while the 2015 amount includes the earnings from operations and the gain on sale of the Hereford facility.

Segment Results

Marketing

Income from continuing operations in the Marketing segment for 2016 increased $90.0 million, or 56.3%, over 2015.  The primary reason for the increase was the gain on sale of Camline pipeline in early 2016, higher RINs sales volumes and prices and improved merchandise margins. These improved results were partially offset by lower retail fuel margins and volumes per store month and increased product costs.

The table below shows the results for the Marketing segment for the three years ended December 31, 2016 along with certain key metrics for the segment.

(Thousands of dollars, except volume per store month and margins)	Years Ended December 31,
Marketing Segment	2016	2015	2014

Revenues
Petroleum product sales	$9,070,623	$10,304,689	$14,728,527
Merchandise sales	2,338,586	2,273,888	2,161,378
Other	185,102	120,547	95,998
Total revenues	$11,594,311	$12,699,124	$16,985,903

Costs and operating expenses
Petroleum product cost of goods sold	8,603,953	9,794,475	14,074,579
Merchandise cost of goods sold	1,974,486	1,946,423	1,859,732
Station and other operating expenses	493,320	486,383	486,761
Depreciation and amortization	92,242	81,348	74,906
Selling, general and administrative	122,669	129,277	119,266
Accretion of asset retirement obligations	1,650	1,521	1,200
Total costs and operating expenses	$11,288,320	$12,439,427	$16,616,444

Income from operations	305,991	259,697	369,459

Other income (expense)
Interest expense	(53)	(20)	—
Gain (loss) on sale of assets	88,212	(4,658)	194
Other nonoperating income	2,857	434	438
Total other income (expense)	$91,016	$(4,244)	$632

Income from continuing operations
before income taxes	397,007	255,453	370,091
Income tax expense	147,217	95,657	127,657
Income from continuing operations	$249,790	$159,796	$242,434

	Twelve Months Ended December 31,
Key Operating Metrics	2016	2015	2014
Retail fuel volume - chain (Million gal per year)	4,195.2	4,123.8	3,980.8
Retail fuel volume - per site (K gal APSM)	259.1	267.9	270.4
Retail fuel margin (cpg excl credit card fees)	11.6	12.5	15.8
Retail fuel contribution ($K APSM)	$30.0	$33.5	$42.8
PS&W contribution ($ Millions excl RINs)	$(19.8)	$(16.8)	$13.4
RIN sales ($ Millions)	$181.1	$117.5	$92.9

	Twelve Months Ended December 31,
Key Operating Metrics	2016	2015	2014
Total merchandise sales ($ Millions)	$2,338.6	$2,273.9	$2,161.4
Total merchandise contribution ($ Millions)	$364.1	$327.5	$301.6
Total merchandise sales ($K APSM)	$144.4	$147.7	$146.8
Merchandise unit margin (%)	15.6%	14.4%	14.0%
Tobacco contribution ($K APSM)	$13.32	$12.53	$12.45
Non-tobacco contribution ($K APSM)	$9.16	$8.74	$8.04
Total merchandise contribution ($K APSM)	$22.48	$21.27	$20.49

2016 versus 2015

Total fuel volumes for the year ended December 31, 2016 were up 1.7%.  Retail fuel volumes in 2016 on an APSM basis were lower by 3.3% compared to 2015. The decline in retail volumes on an APSM basis was concentrated in the second half of the year due to a combination of rising wholesale prices and market externalities, such as the Colonial pipeline disruptions as well as headwinds associated with a higher mix of new Midwest stores.
The Marketing segment had total revenues of $11.6 billion in 2016 compared to approximately $12.7 billion in 2015, a decrease of $1.1 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2016 and 2015. Total fuel sales volumes per station averaged 259,059 gallons per month in 2016, down 3.3% from 267,910 gallons per month in the prior year. Fuel margin decreased in 2016 to 11.6 cpg, compared to 12.5 cpg in the prior year. The lower fuel margins in the period were attributed to less volatility in 2016 compared to 2015. Total product supply and wholesale margin dollars excluding RINs declined in the current year.   Also impacting operating income positively in the year ended December 31, 2016 was sale of RINs of $181.1 million compared to $117.5 million in the prior year.  During 2016, 221 million RINs were sold at an average selling price of $0.82 per RIN compared to 2015 when 218 million RINs sold at an average price of $0.54.
Merchandise sales were up 2.8% in 2016 to $2.3 billion. Merchandise margins increased 120 basis points, from 14.4% in 2015 to 15.6% in 2016. This improvement in margin was primarily caused by the transition of our primary merchandise supplier to Coremark early in 2016.  On an APSM basis, total merchandise sales were down 2.2% with tobacco products down 3.8%, partially offset by a 2.7% increase in non-tobacco sales.  Total margins on an APSM basis for 2016 were up 5.7% with tobacco margins up 6.3%, combined with a 4.8% increase in non-tobacco margins.
Station and other operating expenses increased $6.9 million in 2016 compared to 2015 levels, an increase of 1.4%. This increase in total dollars was due to increased store count. On an APSM basis, amounts were lower in 2016. This decline was due primarily to lower labor and benefits costs due to the Company's labor initiatives in the current year. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were lower by 4.1% compared to 2015 levels.
Depreciation and amortization increased $10.9 million in 2016, an increase of 13.4%. This increase was caused by more stores operating in the 2016 period compared to the prior year.

Selling, general and administrative expenses decreased $6.6 million in 2016 compared to 2015.    The lower SG&A costs in 2016 reflect fewer professional fees and other costs associated with the Company's business improvement initiatives.

2015 versus 2014

Total fuel volumes for the year ended December 31, 2015 were up 3.6%.  Retail fuel volumes in 2015 on an APSM basis were lower by 0.9% compared to 2014. The decline in retail volumes on an APSM basis was due to no repeat of the enhanced Walmart discount that ran during parts of 2014.
The Marketing segment had total revenues of $12.7 billion in 2015 compared to approximately $17.0 billion in 2014, a decrease of $4.3 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2015 and $1.9 billion in 2014. Total fuel sales volumes per station averaged 267,910 gallons per month in 2015, down 0.9% from 270,416 gallons per month in the prior year. Fuel margin decreased in 2015 to 12.5 cpg, compared to 15.8 cpg in the prior year. The lower fuel margins in the period were attributed to less volatility in 2015 compared to the record setting margins in late 2014. Total product supply and wholesale margin dollars excluding RINs declined substantially in the current year.  Also impacting operating income positively in the year ended December 31, 2015 was sale of RINs of $117.5 million compared to $92.9 million in the prior year.  During 2015, 218 million RINs were sold at an average selling price of $0.54 per RIN compared to 2014 when 196 million RINs sold at an average price of $0.48 each.
Merchandise sales were up 5.2% in 2015 to $2.3 billion. Merchandise margins increased 0.4%, from 14.0% in the 2014 period to 14.4% in 2015. This improvement in margin was caused by increased sales of higher margin non-tobacco items that combined with higher margins on tobacco items other than cigarettes.  Total non-tobacco sales revenues increased 13.3% and related margin dollars increased 13.6% year over year. Categories showing the most improvement in 2015 include dispensed beverages, beer, wine and liquor, and general merchandise.  On an APSM basis, total merchandise sales were up 0.6% with tobacco products down 1.5%, more than offset by an 8.3% increase in non-tobacco sales.  Total margins on an APSM basis for 2015 were up 3.8% with tobacco margins up 0.7%, combined with an 8.7% increase in non-tobacco margins.
Station and other operating expenses decreased $0.4 million in 2015 compared to 2014 levels, a decrease of 0.1%. This increase was due mainly to lower credit card expense in 2015 caused by lower retail prices. This decline was partially offset by higher store counts in the 2015 period. The largest area of increase within station and other operating expenses was related to maintenance expense in the 2015 period compared to the prior year.  The 2015 period contained higher charges for maintenance related to site upgrades and repairs. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were essentially flat compared to 2014 levels.
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
Corporate and other assets

2016 versus 2015
Income from continuing operations for Corporate and other assets declined in 2016 to a loss of $28.3 million compared to a loss of $22.2 million in 2015. The 2016 year included interest expense of $39.7 million compared to interest expense in 2015 of $33.5 million. The increase in interest expense in 2016 was due to the term loan of $200 million that was taken out in early 2016.

2015 versus 2014
Income from continuing operations for Corporate and other assets declined in 2015 to a loss of $22.2 million compared to a loss of $19.5 million in 2014. The 2015 year included interest expense of $33.5 million compared to interest expense in 2014 of $36.6 million.   The reduction in interest expense in 2015 was due to the term loan that was repaid in May 2014 and no repeat of a write-off of deferred debt cost of $1.9 million related to the term loan. The 2014 amounts included settlement of a legal case which did not recur in 2015.

Discontinued Operations

2016 versus 2015
For 2016, the Company had no discontinued operations compared to 2015 which contained the results of operations of Hereford for the 11 months of operation prior to the sale and the gain on sale of the plant, net of tax of $38.7 million.

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

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three years ended December 31, 2016.  EBITDA means net income (loss) plus net interest expense, income tax expense, and depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	Years Ended December 31,
(Thousands of dollars)	2016	2015	2014

Net income	$221,492	$176,340	$243,863
Income taxes	130,539	80,698	116,386
Interest expense, net of interest income	39,126	31,354	36,402
Depreciation and amortization	98,610	86,568	79,087
EBITDA	489,767	374,960	475,738

(Income) loss from discontinued operations, net of taxes	—	(38,749)	(20,903)
Impairment of properties	—	—	—
Accretion of asset retirement obligations	1,650	1,521	1,200
(Gain) loss on sale of assets	(88,212)	4,658	(194)
Other nonoperating (income) expense	(3,080)	463	(10,166)
Adjusted EBITDA	$400,125	$342,853	$445,675

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

	Years Ended December 31,
(Thousands of dollars)	2016	2015	2014
Net cash provided by continuing operations	$337,440	$233,725	$276,706
Payments for property and equipment	(262,144)	(205,225)	(135,339)
Free cash flow	$75,296	$28,500	$141,367

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2016, we had $153.8 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.
We have borrowing capacity under a committed $450 million asset based loan facility (the "ABL facility") (subject to the borrowing base) and a $180 million term loan, as well as a $150 million incremental uncommitted facility.    At December 31, 2016 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes under our existing facility, including to support our operating model as described herein. Our borrowing base limit for the facility is approximately $215.9 million based on December 31, 2016 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
We also have a shelf registration on file with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
Operating Activities

Net cash provided by operating activities was $337.4 million for the year ended December 31, 2016 and $215.8 million for the comparable period in 2015, an increase of 56.3%, primarily because of higher net income and changes in noncash working capital.  Net income improved $45.2 million in 2016 compared to 2015 and the amount of cash generated from drawdown of working capital in the 2016 period improved by $100.3 million.    Net cash provided by operating activities was $305.6 million in 2014. The primary reason for changes in the amounts between 2015 and 2014 related to improved operating performance and decrease of accounts payable in 2014 and timing of month end compared to our receivables positions.  Included in net cash provided by operating activities were cash flows used in discontinued operations of $17.9 million in 2015 and cash flows provided by discontinued operations of $28.9 million in 2014. These discontinued operations cash flows were generated from the recently disposed Hankinson and Hereford ethanol operations in each year.
Investing Activities

For the year ended December 31, 2016, cash required by investing activities was $134.9 million compared to cash required by investing activities of $189.6 million in 2015. The investing cash required decrease of $54.8 million in 2016 was primarily due to proceeds from asset sales partially offset by higher capital expenditures. Capital expenditures in 2016 required cash of $262.1 million compared to $205.2 million in 2015.  More land bank locations were acquired in 2016 along with accelerated timing for 2017 construction on certain sites which began prior to year-end 2016 resulted in the higher capital expenditures.

In 2015, cash required by investing activities was $189.6 million while 2014 provided cash from investing activities of $149.4 million due primarily to the sale of the Hankinson ethanol plant in 2013. For 2014, virtually all of the cash used for investing activities related to capital expenditures to build 60 retail marketing locations and ethanol plant improvements.

Financing activities

Financing activities in the year ended December 31, 2016 used cash of $151.1 million compared to use of $252.0 million in the year ended December 31, 2015. This decreased use of cash was due to borrowing of the $200 term loan offset by increased share repurchases in 2016.  Net cash required by financing activities in 2014 was $122.8 million. In 2014, virtually all of the change was due to movements in accounts related to the repayment of debt and Net Parent Investment between Murphy USA and Murphy Oil.

Debt
 Our long-term debt at December 31, 2016 and 2015 was as set forth below:

	December 31,
(Thousands of dollars)	2016	2015
6.00% senior notes due 2023 (net of unamortized discount of $5,826 at 2016 and $6,692 at 2015)	$494,174	$493,308
Term loan due 2020 (effective rate of 3.77% at December 31, 2016)	180,000	—
Capitalized lease obligations, vehicles, due through 2020	1,451	600
Unamortized debt issuance costs	(5,407)	(3,526)
Total long-term debt	670,218	490,382
Less current maturities	40,596	222
Total long-term debt, net of current	$629,622	$490,160

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
We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the Separation.
On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  All of the Senior Notes were tendered for exchange.

Credit Facilities and Term Loan

On August 30, 2013, we entered into a credit agreement, which provided for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provided for a $150 million uncommitted incremental facility.   On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amended the terms of the various covenants.   On March 10, 2016, we amended the agreement to extend the effective date of the ABL to

March 10, 2021, added a $200 million term loan that was immediately drawn down and is due on March 10, 2020 and requires quarterly principal payments of $10 million that began July 1, 2016, and reduced the uncommitted incremental facility to $150 million.

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

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum,

•
plus, (A) in the case Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the term facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the credit agreement.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2016, our fixed charge coverage ratio was 0.58; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2016 was 0.4 to 1.0.

After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $150 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0) and the indenture, and subject to compliance with applicable law.  As of December 31, 2016, the Company's ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million while our fixed charge coverage ratio was less than 1.0 to 1.0. At December 31, 2016, the Company had a shortfall of approximately $304.1 million of its net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2016.

(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$675,625	$40,596	$80,845	$60,010	$494,174
Operating lease obligations	136,770	10,355	19,676	19,031	87,708
Purchase obligations (b)	584,761	377,119	207,642	—	—
Asset retirement obligations	154,500	—	—	—	154,500
Other long-term obligations, including interest on long-term debt	236,163	54,501	70,639	62,394	48,629

Total	$1,787,819	$482,571	$378,802	$141,435	$785,011

(a)	For additional information, see Note 8 “Long-Term Debt” in the accompanying audited consolidated financial statements.

(b)
Primarily includes ongoing new retail station construction in progress at December 31, 2016, commitments to purchase land from Walmart and other landowners, and take-or-pay supply contracts. See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2016.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. We use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment which is primarily technology related. The following table outlines our capital spending and investments by segment for the three years ended December 31, 2016:

(Thousands of dollars)	2016	2015	2014
Marketing:
Company stores	$199,534	$169,144	$111,174
Terminals	1,770	5,426	1,696
Sustaining capital	37,791	27,801	18,269
Corporate and other assets	24,761	9,477	4,200
Discontinued operations	—	3,720	3,549
Total	$263,856	$215,568	$138,888

We currently expect capital expenditures for the full year 2017 to range from approximately $250 million to $300 million, including $205 million to $255 million for the retail marketing business, $10 million for product supply and wholesale operations and $35 million for Corporate and other assets needs including our ASaP program initiatives which are intended to improve certain key systems and processes for the Company and the completion of the remodel of our Corporate headquarters. Also included in this total is approximately $26 million of maintenance capital for a continuation of our refresh program at 300 sites, along with increasing our supercooler installations to over 200 locations this year. See Note 17 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2016 included in this Annual Report on Form 10-K.

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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 10 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2016 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2016, 2015 or 2014. See also Note 9 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2016.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to market risks related to the volatility in the price of crude oil and refined products(primarily gasoline and diesel) used in our operations. These fluctuations can affect our revenues and purchases, as well as the cost of operating, investing and financing activities. We make limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by our middle-office function and the Company’s senior management.
As described in Note 13 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2016 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the three year period ended December 31, 2016 included in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-41, which follow the exhibit index of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company; internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.  Management’s report is included on page F-1 of this Form 10-K report.  KPMG, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and their report is included on page F-3 of this Form 10-K report.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2016 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2017 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2017 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2017 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2017 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2017 under the caption “Audit Committee Report.”

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

10.7	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†

10.8*	Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017)†
10.9	Form of Murphy USA Inc. 2013 Annual Incentive Plan, as amended and restated effective as of February 12, 2014)†
10.10	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.11	Murphy USA Inc. Supplemental Executive Retirement Plan (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.12	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
10.13	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.14	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.15	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
10.16
Third Amendment, dated as of September 2, 2014, to the Credit Agreement, dated as of August 30, 2013, among Murphy Oil USA, Inc. as borrower, Murphy USA Inc. and certain subsidiaries, and JP Morgan Chase Bank, N.A. as administrative agent and the other lenders party thereto (incorporated by reference  to Murphy USA’s Quarterly Report on Form 10-Q filed November 6, 2014)

10.17
Amended and Restated Credit Agreement, dated as of March 10, 2016 among Murphy Oil USA, Inc., as the borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc., as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 16, 2016)

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

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 22, 2017
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 22, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ James W. Keyes
R. Madison Murphy, Chairman and Director	James W. Keyes, Director

/s/ R. Andrew Clyde	/s/ Diane N. Landen
R. Andrew Clyde, President and Chief	Diane N. Landen, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ David B. Miller
Claiborne P. Deming, Director	David B. Miller, Director

/s/ Thomas M. Gattle, Jr.	/s/ Jack T. Taylor
Thomas M. Gattle, Jr, Director	Jack T. Taylor, Director

/s/ Fred L. Holliger	/s/ Mindy K. West
Fred L. Holliger, Director	Mindy K. West, Executive Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ Christoph Keller, III	/s/ Donald R. Smith, Jr.
Christoph Keller, III, Director	Donald R. Smith, Jr.
Vice President and Controller
(Principal Accounting Officer)

REPORT OF MANAGEMENT- CONSOLIDATED FINANCIAL STATEMENTS

The management of Murphy USA Inc. is responsible for the preparation and integrity of the accompanying consolidated financial statements and other financial data.  The statements were prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances and include some amounts based on informed estimates and judgments, with consideration given to materiality.

An independent, registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent opinion about the Company’s consolidated financial statements.  The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders.   KPMG LLP’s opinion covering the Company’s consolidated financial statements can be found on page F-2.

The Board of Directors appoints an Audit Committee annually to implement and to support the Board’s oversight function of the Company’s financial reporting, accounting policies, internal controls and independent registered public accounting firm.  This Committee is composed solely of directors who are not employees of the Company.  The Committee meets routinely with representatives of management, the Company’s internal audit team and the independent registered public accounting firm to review and discuss the adequacy and effectiveness of the Company’s internal controls, the quality and clarity of its financial reporting, the scope and results of independent and internal audits, and to fulfill other responsibilities included in the Committee’s Charter.  The independent registered public accounting firm and the Company’s internal audit team have unrestricted access to the Committee, without management presence, to discuss audit findings and other financial matters.

 REPORT OF MANAGEMENT – INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal controls have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems have inherent limitations, and therefore, can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of consolidated financial statements.
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy USA Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Murphy USA Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Houston, Texas
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

We have audited Murphy USA Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Murphy USA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management - Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Murphy USA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Murphy USA Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements,  statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 22, 2017

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2016	2015
Assets
Current assets
Cash and cash equivalents	$153,813	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016 and $1,963 in 2015	183,519	136,253
Inventories, at lower of cost or market	153,351	155,906
Prepaid expenses and other current assets	24,871	41,173
Total current assets	515,554	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016 and $724,486 in 2015	1,532,655	1,369,318
Restricted cash	—	68,571
Other assets	40,531	12,685
Total assets	$2,088,740	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$40,596	$222
Trade accounts payable and accrued liabilities	473,370	390,341
Income taxes payable	594	—
Deferred income taxes	—	1,729
Total current liabilities	514,560	392,292
Long-term debt, including capitalized lease obligations	629,622	490,160
Deferred income taxes	204,656	161,236
Asset retirement obligations	26,200	24,345
Deferred credits and other liabilities	16,626	25,918
Total liabilities	1,391,664	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2016 and 2015, respectively)	468	468
Treasury stock (9,831,196 and 5,088,434 shares held at
December 31, 2016 and December 31, 2015, respectively)	(608,001)	(294,139)
Additional paid in capital (APIC)	555,338	558,182
Retained earnings	749,271	527,779
Total stockholders' equity	697,076	792,290
Total liabilities and stockholders' equity	$2,088,740	$1,886,241

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Thousands of dollars except per share amounts)	2016	2015	2014
Revenues
Petroleum product sales (a)	$9,070,623	$10,304,689	$14,728,527
Merchandise sales	2,338,586	2,273,888	2,161,378
Other operating revenues	185,344	120,834	96,109
Total revenues	11,594,553	12,699,411	16,986,014
Costs and operating expenses
Petroleum product cost of goods sold (a)	8,603,953	9,794,475	14,074,579
Merchandise cost of goods sold	1,974,486	1,946,423	1,859,732
Station and other operating expenses	493,320	486,383	486,762
Depreciation and amortization	98,610	86,568	79,087
Selling, general and administrative	122,669	129,277	119,266
Accretion of asset retirement obligations	1,650	1,521	1,200
Total costs and operating expenses	11,294,688	12,444,647	16,620,626
Income from operations	299,865	254,764	365,388
Other income (expense)
Interest income	578	2,177	244
Interest expense	(39,704)	(33,531)	(36,646)
Gain (loss) on sale of assets	88,212	(4,658)	194
Other nonoperating income (expense)	3,080	(463)	10,166
Total other income (expense)	52,166	(36,475)	(26,042)
Income from continuing operations before income taxes	352,031	218,289	339,346
Income tax expense	130,539	80,698	116,386
Income from continuing operations	221,492	137,591	222,960
Income from discontinued operations, net of income taxes	—	38,749	20,903
Net Income	$221,492	$176,340	$243,863
Earnings per share - basic:
Income from continuing operations	$5.64	$3.17	$4.84
Income from discontinued operations	—	0.89	0.45
Net Income - basic	$5.64	$4.06	$5.29
Earnings per share - diluted:
Income from continuing operations	$5.59	$3.14	$4.81
Income from discontinued operations	—	0.88	0.45
Net Income - diluted	$5.59	$4.02	$5.26
Weighted-average shares outstanding (in thousands):
Basic	39,269	43,434	46,104
Diluted	39,646	43,794	46,417
Supplemental information:
(a) Includes excise taxes of:	$1,961,478	$1,968,629	$1,930,608

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Thousands of dollars)	2016	2015	2014
Operating Activities
Net income	$221,492	$176,340	$243,863
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	—	(38,749)	(20,903)
Depreciation and amortization	98,610	86,568	79,087
Deferred and noncurrent income tax charges (credits)	40,407	40,556	(4,403)
Accretion of asset retirement obligations	1,650	1,521	1,200
Pretax (gains) losses from sale of assets	(88,212)	4,658	(194)
Net decrease (increase) in noncash operating working capital	53,726	(46,586)	(36,475)
Other operating activities - net	9,767	9,417	14,531
Net cash provided by continuing operations	337,440	233,725	276,706
Net cash provided by (used in) discontinued operations	—	(17,887)	28,876
Net cash provided by operating activities	337,440	215,838	305,582
Investing Activities
Property additions	(262,144)	(205,225)	(135,339)
Proceeds from sale of assets	85,327	729	376
Changes in restricted cash	68,571	(68,571)	—
Other investing activities - net	(28,963)	(2,889)	(10,631)
Investing activities of discontinued operations
Sales proceeds	—	93,765	1,097
Other	2,355	(7,443)	(4,918)
Net cash required by investing activities	(134,854)	(189,634)	(149,415)
Financing Activities
Purchase of treasury stock	(323,272)	(248,695)	(51,348)
Repayments of long-term debt	(20,438)	(146)	(70,000)
Additions to long-term debt	200,000	—	—
Debt issuance costs	(3,240)	(58)	(875)
Amounts related to share-based compensation	(4,158)	(3,075)	(580)
Net cash required by financing activities	(151,108)	(251,974)	(122,803)
Net change in cash and cash equivalents	51,478	(225,770)	33,364
Cash and cash equivalents at January 1	102,335	328,105	294,741
Cash and cash equivalents at December 31	153,813	102,335	328,105
Less: Cash and cash equivalents held for sale	—	—	942
Cash and cash equivalents of continuing operations at December 31	$153,813	$102,335	$327,163

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2013	46,743,633	$467	$—	$548,293	$107,576	$656,336
Net income	—	—	—	—	243,863	243,863
Purchase of treasury stock	—	—	(51,348)	—	—	(51,348)
Issuance of common stock	23,531	1	—	—	—	1
Issuance of treasury stock	—	—	275	(275)	—	—
Amounts related to share-based compensation	—	—	—	(582)	—	(582)
Share-based compensation expense	—	—	—	10,435	—	10,435
Balance as of December 31, 2014	46,767,164	468	(51,073)	557,871	351,439	858,705
Net income	—	—	—	—	176,340	176,340
Purchase of treasury stock	—	—	(248,695)	—	—	(248,695)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,629	(5,629)	—	—
Amounts related to share-based compensation	—	—	—	(3,075)	—	(3,075)
Share-based compensation expense	—	—	—	9,015	—	9,015
Balance as of December 31, 2015	46,767,164	468	(294,139)	558,182	527,779	792,290
Net income	—	—	—	—	221,492	221,492
Purchase of treasury stock	—	—	(323,272)	—	—	(323,272)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	9,410	(9,410)	—	—
Amounts related to share-based compensation	—	—	—	(2,748)	—	(2,748)
Share-based compensation expense	—	—	—	9,314	—	9,314
Balance as of December 31, 2016	46,767,164	$468	$(608,001)	$555,338	$749,271	$697,076

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — The business of Murphy USA Inc. and its subsidiaries (“Murphy USA” or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Murphy Oil stockholders of record received one share of Murphy USA common stock for every four shares of Murphy Oil common stock. The spin-off was completed in accordance with a separation and distribution agreement entered into between Murphy Oil and Murphy USA. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers. Murphy USA’s owned retail stores are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2016, Murphy USA had a total of 1,401 Company stores. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

The contributed assets of Murphy Oil included in the Company’s financial statements also include buildings, real estate, an airplane and computer equipment and software that are used to support the operating activities of Murphy USA.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil for $1.00. Murphy USA was formed solely in contemplation of the separation and until the separation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities, or commitments.  All significant intercompany transactions and accounts within the consolidated financial statements have been eliminated.

Note 2 – Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION – These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Murphy USA Inc. and it's subsidiaries for all periods presented. All significant intercompany accounts and transactions within the consolidated entity have been eliminated.

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

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangement based on location or quality differences. The Company accounts for such transactions on a net basis in its Consolidated Income Statements.

SHIPPING AND HANDLING COSTS – Costs incurred for the shipping and handling of motor fuel are included in Petroleum product cost of goods sold in the Consolidated Income Statements. Costs incurred for the shipping and handling of convenience store merchandise are included in Merchandise cost of goods sold in the Consolidated Income Statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in revenues and costs and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $1.96 billion in 2016, $1.97 billion in 2015, and $1.93 billion in 2014.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations, improvements to gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. Gains and losses on asset disposals or retirements are included in income as a separate component of other nonoperating income. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long term borrowings. Total interest cost capitalized in 2016 was $0.3 million.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2016, the Company had no open LKE transactions with an intermediary while at year end 2015 the Company had $68.6 million of proceeds with an intermediary.
IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
INCOME TAXES – The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. The Company routinely assesses the realizability of deferred tax assets based on available positive and negative evidence including assumptions of future taxable income, tax planning strategies and other pertinent factors.  A deferred tax asset valuation allowance is recorded when evidence indicates that it is more likely than not that all or a portion of these deferred tax assets will not be realized in a future period.  The accounting principles for income tax uncertainties permit recognition of income tax benefits only when they are more likely than not to be realized.
The Company’s results of operations were included in the consolidated federal income tax return of Murphy Oil prior to the separation, while in most cases, these results have been included in the various state tax returns of Murphy USA historically. The Company has elected to classify any interest expense and penalties related to the underpayment of income taxes in Income tax expense in the Consolidated Income Statements.
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
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all awards that will not vest and adjusts its compensation expense accordingly. Differences between estimated and

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actual vested amounts are accounted for as an adjustment to expense when known. See Note 11 for a discussion of the basis of allocation of such costs.

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

The results of operations associated with the Hankinson discontinued operations are presented in the following table.

(Thousands of dollars)	2014
Revenues	$—
Income (loss) from operations before income taxes	—
Gain on sale before income taxes	1,202
Total income (loss) from discontinued operations before taxes	1,202
Provision for income taxes	421
Income (loss) from discontinued operations	$781

In September 2015, the Company determined that it had met held for sale criteria for its Hereford, Texas ethanol production facility. On September 25, 2015, the Company signed a letter of intent to sell this subsidiary for a gain and the transaction closed on November 12, 2015. We have classified the results of the Hereford plant as discontinued operations in our Consolidated Income Statement for all periods presented.

The financial results of our Hereford plant through December 31, 2015 are presented as income from discontinued operations, net of income taxes on our Consolidated Income Statement. The results of the Hereford ethanol plant have been included along with "Corporate" as a reconciling item within our segment footnote. The following table presents financial results of the Hereford business:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended December 31,
(Thousands of dollars)	2015	2014
Revenues
Ethanol sales	$154,502	$223,904
Total revenues	154,502	223,904
Costs and operating expenses
Ethanol cost of goods sold	121,753	158,276
Station and other operating expenses	27,881	34,763
Depreciation and amortization	333	147
Selling, general and administrative expenses	1,382	1,635
Total costs and operating expenses	151,349	194,821
Income from operations	3,153	29,083
Other income (expense)
Gain (loss) on sale of assets	60,782	—
Other nonoperating income (expense)	—	994
Total other income (expense)	60,782	994
Income before income taxes	63,935	30,077
Income taxes	25,186	9,955
Net income	$38,749	$20,122

The following table presents cash flow of the Hereford ethanol plant:

	Twelve months ended December 31,
(Thousands of dollars)	2015	2014
Net cash provided by (used in) discontinued operating activities	$(17,887)	$28,741
Net cash provided by (used in) discontinued investing activities	$86,322	$(4,918)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Inventories

Inventories consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
Finished products - FIFO basis	$207,903	$159,774
Less LIFO reserve - finished products	(153,319)	(102,849)
Finished products - LIFO basis	54,584	56,925
Store merchandise for resale	95,649	94,925
Materials and supplies	3,118	4,056
Total inventories	$153,351	$155,906

At December 31, 2016 and 2015, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $153.3 million and $102.8 million, respectively.

In 2014, inventories valued at LIFO incurred a decrement that resulted in a benefit of $19.5 million on income from continuing operations before income tax.

Note 6 – Property, Plant and Equipment

		December 31, 2016		December 31, 2015
(Thousands of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$577,743	$577,743	$555,198	$555,198
Pipeline and terminal facilities	16 to 25 years	67,946	41,218	95,244	40,846
Retail gasoline stations	3 to 50 years	1,565,275	867,165	1,367,176	746,747
Buildings	20 to 45 years	33,375	22,310	19,441	8,985
Other	3 to 20 years	68,742	24,219	56,745	17,542
		$2,313,081	$1,532,655	$2,093,804	$1,369,318

Note 7 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
Trade accounts payable	$309,988	$226,769
Excise taxes/withholdings payable	76,552	75,704
Accrued insurance obligations	21,631	23,347
Accrued taxes other than income	26,740	26,626
Other	38,459	37,895
Accounts payable and accrued liabilities	$473,370	$390,341

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Thousands of dollars)	2016	2015
6.00% senior notes due 2023 (net of unamortized discount of $5,826 at 2016 and $6,692 at 2015)	$494,174	$493,308
Term loan due 2020 (effective rate of 3.77% at December 31, 2016)	180,000	—
Capitalized lease obligations, vehicles, due through 2020	1,451	600
Unamortized debt issuance costs	(5,407)	(3,526)
Total long-term debt	670,218	490,382
Less current maturities	40,596	222
Total long-term debt, net of current	$629,622	$490,160

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

We used the net proceeds of the Senior Notes, together with borrowings under the credit facilities, to finance a cash dividend from Murphy Oil USA, Inc. to Murphy Oil paid in connection with the Separation.

On June 17, 2014, we closed an exchange offer for our Senior Notes to make them eligible for public resale, as required by a registration rights agreement entered into in connection with the issuance of the Senior Notes.  All of the Senior Notes were tendered for exchange.

Credit Facilities and Term Loan

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provides for a $200 million uncommitted incremental facility.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of the various covenants. On March 10, 2016, we amended the agreement to extend the effective date of the ABL to March 10, 2021, added a $200 million term loan facility that was immediately drawn down and is due on March 10, 2020 and requires quarterly principal payments of $10 million that began July 1, 2016, and reduced the uncommitted incremental facility to $150 million.

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

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2016, our fixed charge coverage ratio was 0.58; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2016 was 0.44 to 1.0.

After giving effect to the applicable restrictions on certain payments, which could include dividends under the credit agreement (which restrictions are only applicable when availability under the credit agreement does not exceed the greater of 25% of the lesser of the revolving commitments and the borrowing base and $100 million (and if availability under the credit agreement does not exceed the greater of 40% of the lesser of the revolving commitments and the borrowing base and $100 million, then our fixed charge coverage ratio must be at least 1.0 to 1.0)) and the indenture, and subject to compliance with applicable law.  As of December 31, 2016, the Company's ability to make restricted payments was not limited as our availability under the borrowing base was more than $100.0 million while our fixed charge coverage ratio was less than 1.0 to 1.0. At December 31, 2016, the Company had a shortfall of approximately $304.1 million of its net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 9 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2016 and 2015 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Thousands of dollars)	2016	2015
Balance at beginning of period	$24,345	$22,245
Accretion expense	1,650	1,521
Settlements of liabilities	(174)	—
Liabilities incurred	379	579
Balance at end of period	$26,200	$24,345

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 10 — Income Taxes

The components of income from continuing operations before income taxes for each of the three years ended December 31, 2016 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Thousands of dollars)	2016	2015	2014
Income (loss) from continuing operations before income taxes	$352,031	$218,289	$339,346
Income tax expense (benefit)
Federal - Current	$74,932	58,039	119,338
Federal - Deferred	38,807	15,853	(382)
State - Current and deferred	16,800	6,806	(2,570)
Total	$130,539	$80,698	$116,386

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Years Ended December 31,
(Thousands of dollars)	2016	2015	2014
Income tax expense based on the U.S. statutory tax rate	$123,211	$76,401	$118,771
State income taxes, net of federal benefit	11,438	4,424	(1,671)
Other, net	(4,110)	(127)	(714)
Total	$130,539	$80,698	$116,386

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Thousands of dollars)	2016	2015
Deferred tax assets
Property costs and asset retirement obligations	$4,059	$2,666
Employee benefits	10,742	9,647
Other deferred tax assets	7,623	7,297
Total gross deferred tax assets	22,424	19,610
Less valuation allowance	—	—
Net deferred tax assets	22,424	19,610
Deferred tax liabilities
Accumulated depreciation and amortization	(197,727)	(157,322)
State deferred taxes	(18,643)	(17,042)
Other deferred tax liabilities	(10,710)	(8,211)
Total gross deferred tax liabilities	(227,080)	(182,575)
Net deferred tax liabilities	$(204,656)	$(162,965)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

Murphy Oil’s tax returns in multiple jurisdictions that include the Company are subject to audit by taxing authorities. These audits often take years to complete and settle. As of December 31, 2016, the earliest year remaining open for Federal audit and/or settlement is 2012 and for the states it ranges from 2009-2012.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

The FASB’s rules for accounting for income tax uncertainties clarify the criteria for recognizing uncertain income tax benefits and require additional disclosures about uncertain tax positions.  Under U.S. GAAP the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Liabilities associated with uncertain income tax positions are included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2016 and 2015 is shown in the following table.

	Year Ended December 31,
(Thousands of dollars)	2016	2015

Balance at January 1	$5,450	$6,101
Additions for tax positions related to prior years	3,771	222
Additions for tax positions related to current year	—	—
Settlements with taxing authorities	—	—
Expiration of statutes of limitation	(1,347)	(873)

Balance at December 31	$7,874	$5,450

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2016, 2015 and 2014 included interest and penalties of $1.5 million, $0.7 million and $1.1 million, respectively, associated with uncertain tax positions.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the next twelve months, the Company currently expects to add immaterial amounts to the liability for uncertain taxes for 2017 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2017.

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

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan. During the period from August 30, 2013 to December 31, 2016, the Company granted a total of 1,653,061 awards from the MUSA 2013 Plan which leaves 3,846,939 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of grants under the Directors Plan.  Since 2013, 83,674 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 416,326 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.  All expense prior to August 30, 2013 was incurred under the 2007 Plan and the 2012 Plan while all amounts after August 30, 2013 were incurred in the MUSA 2013 Plan and the Directors Plan.

	December 31,
(Thousands of dollars)	2016	2015	2014
Compensation charged against income before income tax benefit	$9,314	$9,015	$10,435
Related income tax benefit recognized in income	$3,259	$3,155	$3,652
As of December 31, 2016, there was $13.3 million in compensation costs to be expensed over approximately the next 2.0 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $1.6 million, $3.1 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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

As a result of the separation from Murphy Oil, the unvested Murphy Oil options were replaced with an appropriate number of Company options bearing an exercise price that was adjusted to preserve the intrinsic value near the date of the separation in connection with the terms of the Employee Matters Agreement.  The grant date fair values of the options replaced with MUSA 2013 Plan awards ranged from $32.53 to $40.25.  Because of these adjustments, no further Black-Scholes fair values were required to be calculated for the post separation period.  The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MUSA common stock to Murphy Oil stockholders. As a result, no grant, exercise, or cancellation activity occurred on MUSA stock compensation awards during the year ended December 31, 2013. In February 2016, the Committee granted nonqualified stock options to certain employees of the Company.  Following are the assumptions used by the Company to value the original awards:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Fair value per option grant	$16.08	$20.18	$11.44
Assumptions
Dividend yield	—	—	—
Expected volatility	26.1%	29.3%	31.7%
Risk-free interest rate	1.26%	1.52%	1.37%
Expected life	5.7 years	5.0 years	4.6 years

Changes in options outstanding for Company employees during the period from December 31, 2013 to December 31, 2016 are presented in the following table:

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2013	621,149	$35.13
Granted	127,400	39.46
Vested and issued	(74,766)	34.21
Forfeited	(13,148)	38.36
Outstanding at December 31, 2014	660,635	36.00
Granted at FMV	72,350	70.57
Exercised	(236,620)	33.80
Forfeited	(30,609)	40.21
Outstanding at December 31, 2015	465,756	42.22
Granted at FMV	96,500	59.11
Exercised	(126,969)	34.48
Forfeited	(14,350)	58.28
Outstanding at December 31, 2016	420,937	$47.88

Exercisable at December 31, 2014	88,445	$34.54
Exercisable at December 31, 2015	127,077	$36.71
Exercisable at December 31, 2016	218,937	$38.32

Additional information about stock options outstanding at December 31, 2016 is shown below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$32.53 to $37.06	60,414	2.9	$1,667,576	60,414	2.9	$1,667,576
$37.07 to $39.45	2,574	1.1	62,798	2,574	1.1	62,798
$39.46 to $40.25	202,799	3.6	4,369,459	155,949	3.4	3,338,290
$40.26 to $70.57	155,150	5.7	212,872	—	0.0	—
	420,937	4.2	$6,312,705	218,937	3.2	$5,068,664

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the replacement of previously unvested performance based RSUs, performance units, and time based RSU’s previously issued to employees of Murphy Oil prior to August 30, 2013.  In addition, certain other employees have also received grants of time based RSUs that will vest over various periods of time in the year ended December 31, 2016. In 2016, the Committee granted time based restricted stock to certain employees.  These awards were granted under the MUSA 2013 Plan and vest over 3 years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Number of units)	Employee RSU's
Outstanding at December 31, 2013	347,098
Granted	93,025
Vested and issued	(20,680)
Forfeited	(22,428)
Outstanding at December 31, 2014	397,015
Granted	55,450
Vested and issued	(66,116)
Forfeited	(30,049)
Outstanding at December 31, 2015	356,300
Granted	74,325
Vested and issued	(142,392)
Forfeited	(18,888)
Outstanding at December 31, 2016	269,345

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2016, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $82.94 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $59.11 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

(Number of units)	Employee PSU's
Outstanding at December 31, 2013	—
Granted	78,500
Vested and issued	—
Forfeited	(6,500)
Outstanding at December 31, 2014	72,000
Granted	40,400
Vested and issued	—
Forfeited	(10,006)
Outstanding at December 31, 2015	102,394
Granted	53,300
Vested and issued	—
Forfeited	(7,954)
Outstanding at December 31, 2016	147,740

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Number of units)	Director RSU's
Outstanding at December 31, 2013	28,413
Granted	22,437
Vested and issued	—
Forfeited	—
Outstanding at December 31, 2014	50,850
Granted	12,924
Vested and issued	—
Forfeited	—
Outstanding at December 31, 2015	63,774
Granted	19,900
Vested and issued	(34,332)
Forfeited	—
Outstanding at December 31, 2016	49,342

Note 12 — Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS — After separating from Murphy Oil, the Company no longer sponsors or participates in any defined benefit pension plan or postretirement benefit plan for its employees.  Prior to the separation, Murphy Oil had defined benefit pension plans that were principally noncontributory and covered most full-time employees. Upon separation from Murphy Oil, all amounts for these plans that involved Murphy USA employees were frozen and retained by Murphy Oil.

THRIFT PLAN – At the time of the spin-off, Murphy USA set up a new qualified defined contribution plan for full-time employees with an asset transfer from the Murphy Oil defined contribution plan.  Most full-time employees of the Company may participate in savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s expenses related to this plan were $10.5 million in 2016, $9.2 million in 2015 and $8.9 million in 2014.

PROFIT SHARING PLAN – Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1.8 million in 2016, $1.8 million in 2015 and $1.8 million in 2014.

Note 13 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of December 31, 2016, all current derivative activity is immaterial.

At December 31, 2016 and 2015 cash deposits of $1.8 million and $1.6 million, respectively, related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2016 and 2015.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During May 2014, the Company authorized a share repurchase program that was approved by the Board of Directors for approximately $50 million worth of common stock of the Company.  At the completion of this program, the Company had acquired 1,040,636 shares of common stock for an average price of $48.07 per share including brokerage fees. In October 2014, the Company announced a $250 million share repurchase program that was completed prior to the end of 2015. In this repurchase, 4,196,349 shares were repurchased for an average price of $59.58 per share.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. For the twelve months ended December 31, 2016, the Company has acquired 4,903,198 shares of common stock for an average price of $65.93 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(Thousands of dollars except per share amounts)	2016	2015	2014
Earnings per common share:
Net income per share - basic
Income from continuing operations	$221,492	$137,591	$222,960
Income from discontinued operations	$—	$38,749	$20,903
Net income attributable to common stockholders	$221,492	$176,340	$243,863

Weighted average common shares outstanding (in thousands)	39,269	43,434	46,104
Earnings per share:
Continuing operations	$5.64	$3.17	$4.84
Discontinued operations	$—	$0.89	$0.45
Total earnings per share	$5.64	$4.06	$5.29

Earnings per common share - assuming dilution:	Years ended December 31,
	2016	2015	2014
Net income per share - diluted
Income from continuing operations	$221,492	$137,591	$222,960
Income from discontinued operations	$—	$38,749	$20,903
Net income attributable to common stockholders	$221,492	$176,340	$243,863
Weighted average common shares outstanding (in thousands)	39,269	43,434	46,104
Common equivalent shares:
Dilutive options	377	360	313
Weighted average common shares outstanding - assuming dilution (in thousands)	39,646	43,794	46,417

Earnings per share:
Continuing operations	$5.59	$3.14	$4.81
Discontinued operations	$—	$0.88	$0.45
Earnings per share - assuming dilution	$5.59	$4.02	$5.26

Note 15 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Income Statements includes the following items:

(Thousands of dollars)	2016	2015	2014
Renewable Identification Numbers (RINs) sales	$181,138	$117,513	$92,916
Other	4,206	3,321	3,193
Total other operating revenue	$185,344	$120,834	$96,109

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $70.8 million, $113.5 million and $158.1 million for the three years ended December 31, 2016, 2015 and 2014, respectively. Interest paid, net of amounts capitalized, was $37.1 million, $31.8 million and $34.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN WORKING CAPITAL -

(Thousands of dollars)	2016	2015	2014
Accounts receivable	$(47,203)	$2,857	$59,519
Inventories	2,143	1,121	750
Prepaid expenses and other current assets	13,705	(27,107)	477
Accounts payable and accrued liabilities	83,384	1,043	(53,234)
Income taxes payable	1,697	(25,599)	(37,325)
Current deferred income tax liabilities	—	1,099	(6,662)
Net decrease (increase) in noncash operating working capital	$53,726	$(46,586)	$(36,475)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2016 and 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2016		December 31, 2015
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(670,218)	$(690,114)	$(490,382)	$(511,916)

Note 17 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $10.4 million in 2017, $9.9 million in 2018, $9.8 million in 2019, $9.6 million in 2020, and $9.4 million in 2021.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $23.2 million in 2016, $22.4 million in 2015 and $8.5 million in 2014.  Operating lease expense related to discontinued operations was $0.0 million, $2.7 million, and $2.9 million in 2016, 2015, and 2014, respectively.

Commitments for capital expenditures were approximately $192.5 million at December 31, 2016, including $152.4 million for construction of future Murphy USA and Murphy Express gasoline stations (including land) in process at year-end, along with $6.9 million for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply our waterborne terminals with a noncancellable remaining term of two years. At December 31, 2016, our minimum annual payments under our take-or-pay

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts are estimated to be $196.1 million in both 2017 and 2018. To estimate our annual commitments under this supply arrangement, we applied Argus posted pricing as of December 31, 2016 on the refined product mix to be delivered under the contract's minimum purchase requirements.

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2016, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2016. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

Based on information currently available to the Company, the amount of future remediation costs to be incurred to address known contamination sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. However, there is the possibility that additional environmental expenditures could be

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2016, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.7 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2016, the Company had contingent liabilities of $16.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 19 — Recent Accounting and Reporting Rules

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in the Accounting Standards Codification (“Codification”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 beginning January 1, 2018. The Company is currently determining the overall impacts that the ASU will have on its various revenue streams and consolidated financial statements and will update existing controls and processes to comply with the guidance. During our evaluation process, the Company will perform a detailed review of contracts for all types of revenue sources and will compare our current accounting policies and practices to the new standard. We anticipate completing this detailed review of existing revenue streams by the end of the first quarter of 2017 and will progress into the next phase of our comprehensive review process at that time. Until this analysis exercise is completed, the Company is unable to predict the potential impact of adoption of this standard to the Company's overall consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the Company's ability to continue as a going concern.  The new standard substantially aligns the accounting requirements with current auditing requirements (except that the auditing standards require a one-year assessment from the balance sheet date rather than the financial statement issuance date).   The new standard was adopted for the year ended December 31, 2016.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. All deferred tax assets and liabilities will still be offset by each tax-paying jurisdiction, but the resulting net item must be shown as a single, noncurrent amount. The ASU allows for either prospective or retrospective transition methods. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption at the beginning of an interim or annual period is allowed for all entities. The Company adopted the new standard for the first quarter of 2016. No significant financial impact was recorded with the adoption of this ASU.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While this ASU will have impact on our internal processes and controls and result in a change to our accounting, we are still in the evaluation and information gathering stage of implementing the guidance and cannot yet estimate the potential impact.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. While we do not anticipate this ASU having a significant financial impact, we are currently evaluating the adoption of this standard on our consolidated financial statements and expect to adopt the standard effective January 1, 2017.

Note 20 — Business Segments

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

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2016
Segment income (loss)	$249,790	(28,298)	—	$221,492
Revenues from external customers	11,594,311	242	—	11,594,553
Interest income	—	578	—	578
Interest expense	(53)	(39,651)	—	(39,704)
Income tax expense (benefit)	147,217	(16,678)	—	130,539
Significant noncash charges (credits)
Depreciation and amortization	92,242	6,368	—	98,610
Accretion of asset retirement obligations	1,650	—	—	1,650
Deferred and noncurrent income taxes (benefits)	51,290	(10,883)	—	40,407
Additions to property, plant and equipment	239,095	24,761	—	263,856
Total assets at year-end	$1,858,055	230,685	—	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2015
Segment income (loss)	$159,796	(22,205)	38,749	$176,340
Revenues from external customers	12,699,125	286	—	12,699,411
Interest income	—	2,177	—	2,177
Interest expense	(20)	(33,511)	—	(33,531)
Income tax expense (benefit)	95,657	(14,959)	—	80,698
Significant noncash charges (credits)
Depreciation and amortization	81,349	5,219	—	86,568
Accretion of asset retirement obligations	1,521	—	—	1,521
Deferred and noncurrent income taxes (benefits)	42,593	(2,037)	—	40,556
Additions to property, plant and equipment	202,371	9,477	3,720	215,568
Total assets at year-end	$1,727,131	159,110	—	$1,886,241

Year ended December 31, 2014
Segment income (loss)	$242,434	(19,474)	20,903	$243,863
Revenues from external customers	16,985,903	111	—	16,986,014
Interest income	—	244	—	244
Interest expense	—	(36,646)	—	(36,646)
Income tax expense (benefit)	127,657	(11,271)	—	116,386
Significant noncash charges (credits)
Depreciation and amortization	74,906	4,181	—	79,087
Accretion of asset retirement obligations	1,200	—	—	1,200
Deferred and noncurrent income taxes (benefits)	368	(4,771)	—	(4,403)
Additions to property, plant and equipment	131,139	4,200	3,549	138,888
Total assets at year-end	$1,544,018	348,991	56,328	$1,949,337

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$153,813	$—	$—	$—	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016	—	183,519	—	—	—	183,519
Inventories, at lower of cost or market	—	153,351	—	—	—	153,351
Prepaid expenses and other current assets	—	24,871	—	—	—	24,871
Total current assets	—	515,554	—	—	—	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016	—	1,532,655	—	—	—	1,532,655
Restricted cash	—	—	—	—	—	—
Investments in subsidiaries	1,978,110	144,917	—	—	(2,123,027)	—
Other assets	—	40,531	—	—	—	40,531
Total assets	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,596	$—	$—	$—	$40,596
Inter-company accounts payable	623,316	(416,914)	(52,064)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	473,370	—	—	—	473,370
Income taxes payable	—	591	3	—	—	594
Deferred income taxes	—	—	—	—	—	—
Total current liabilities	623,316	97,643	(52,061)	(154,338)	—	514,560
Long-term debt, including capitalized lease obligations	—	629,622	—	—	—	629,622
Deferred income taxes	—	204,656	—	—	—	204,656
Asset retirement obligations	—	26,200	—	—	—	26,200
Deferred credits and other liabilities	—	16,626	—	—	—	16,626
Total liabilities	623,316	974,747	(52,061)	(154,338)	—	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2016)	468	1	60	—	(61)	468
Treasury stock (9,831,196 shares held at December 31, 2016)	(608,001)	—	—	—	—	(608,001)
Additional paid in capital (APIC)	1,213,056	571,117	52,004	87,543	(1,368,382)	555,338
Retained earnings	749,271	687,792	(3)	66,795	(754,584)	749,271
Total stockholders' equity	1,354,794	1,258,910	52,061	154,338	(2,123,027)	697,076
Total liabilities and stockholders' equity	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2015
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$102,335	$—	$—	$—	$102,335
Accounts receivable—trade, less allowance for doubtful accounts of $1,963 in 2015	—	136,253	—	—	—	136,253
Inventories, at lower of cost or market	—	155,906	—	—	—	155,906
Prepaid expenses and other current assets	—	41,173	—	—	—	41,173
Total current assets	—	435,667	—	—	—	435,667
Property, plant and equipment, at cost less accumulated depreciation and amortization of $724,486 in 2015	—	1,369,318	—	—	—	1,369,318
Investments in subsidiaries	1,756,617	144,921	—	—	(1,901,538)	—
Restricted cash	—	68,571	—	—	—	68,571
Other assets	—	12,685	—	—	—	12,685
Total assets	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$222	$—	$—	$—	$222
Inter-company accounts payable	300,044	(93,644)	(52,062)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	390,341	—	—	—	390,341
Income taxes payable	—	—	—	—	—	—
Deferred income taxes	—	1,729	—	—	—	1,729
Total current liabilities	300,044	298,648	(52,062)	(154,338)	—	392,292
Long-term debt, including capitalized lease obligations	—	490,160	—	—	—	490,160
Deferred income taxes	—	161,236	—	—	—	161,236
Asset retirement obligations	—	24,345	—	—	—	24,345
Deferred credits and other liabilities	—	25,918	—	—	—	25,918
Total liabilities	300,044	1,000,307	(52,062)	(154,338)	—	1,093,951
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2015)	468	1	60	—	(61)	468
Treasury stock (5,088,434 shares held at December 31, 2015)	(294,139)	—	—	—	—	(294,139)
Additional paid in capital (APIC)	1,222,465	564,554	52,004	87,543	(1,368,384)	558,182
Retained earnings	527,779	466,300	(2)	66,795	(533,093)	527,779
Total stockholders' equity	1,456,573	1,030,855	52,062	154,338	(1,901,538)	792,290
Total liabilities and stockholders' equity	$1,756,617	$2,031,162	$—	$—	$(1,901,538)	$1,886,241

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$9,070,623	$—	$—	$—	$9,070,623
Merchandise sales	—	2,338,586	—	—	—	2,338,586
Other operating revenues	—	185,344	—	—	—	185,344
Total revenues	—	11,594,553	—	—	—	11,594,553
Costs and operating expenses
Petroleum product cost of goods sold	—	8,603,953	—	—	—	8,603,953
Merchandise cost of goods sold	—	1,974,486	—	—	—	1,974,486
Station and other operating expenses	—	493,320	—	—	—	493,320
Depreciation and amortization	—	98,610	—	—	—	98,610
Selling, general and administrative	—	122,668	1	—	—	122,669
Accretion of asset retirement obligations	—	1,650	—	—	—	1,650
Total costs and operating expenses	—	11,294,687	1	—	—	11,294,688
Income (loss) from operations	—	299,866	(1)	—	—	299,865
Other income (expense)
Interest income	—	578	—	—	—	578
Interest expense	—	(39,704)	—	—	—	(39,704)
Gain on sale of assets	—	88,212	—	—	—	88,212
Other nonoperating income	—	3,080	—	—	—	3,080
Total other income (expense)	—	52,166	—	—	—	52,166
Income (loss) from continuing operations before income taxes	—	352,032	(1)	—	—	352,031
Income tax expense	—	130,539	—	—	—	130,539
Income (loss) from continuing operations	—	221,493	(1)	—	—	221,492
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	221,492	(1)	—	—	(221,491)	—
Net Income (Loss)	$221,492	$221,492	$(1)	$—	$(221,491)	$221,492

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2015
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$10,424,855	$—	$—	$(120,166)	$10,304,689
Merchandise sales	—	2,273,888	—	—	—	2,273,888
Other operating revenues	—	120,834	—	—	—	120,834
Total revenues	—	12,819,577	—	—	(120,166)	12,699,411
Costs and operating expenses
Petroleum product cost of goods sold	—	9,914,641	—	—	(120,166)	9,794,475
Merchandise cost of goods sold	—	1,946,423	—	—	—	1,946,423
Station and other operating expenses	—	486,383	—	—	—	486,383
Depreciation and amortization	—	86,568	—	—	—	86,568
Selling, general and administrative	—	129,276	1	—	—	129,277
Accretion of asset retirement obligations	—	1,521	—	—	—	1,521
Total costs and operating expenses	—	12,564,812	1	—	(120,166)	12,444,647
Income (loss) from operations	—	254,765	(1)	—	—	254,764
Other income (expense)
Interest income	—	2,177	—	—	—	2,177
Interest expense	—	(33,531)	—	—	—	(33,531)
Loss on sale of assets	—	(4,658)	—	—	—	(4,658)
Other nonoperating expense	—	(463)	—	—	—	(463)
Total other income (expense)	—	(36,475)	—	—	—	(36,475)
Income (loss) from continuing operations before income taxes	—	218,290	(1)	—	—	218,289
Income tax expense	—	80,698	—	—	—	80,698
Income (loss) from continuing operations	—	137,592	(1)	—	—	137,591
Income from discontinued operations, net of income taxes	—	—	—	38,749	—	38,749
Equity earnings in affiliates, net of tax	176,340	(22,731)	—	(61,479)	(92,130)	—
Net Income (Loss)	$176,340	$114,861	$(1)	$(22,730)	$(92,130)	$176,340

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2014
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$14,911,658	$—	$—	$(183,131)	$14,728,527
Merchandise sales	—	2,161,378	—	—	—	2,161,378
Other operating revenues	—	96,109	—	—	—	96,109
Total revenues	—	17,169,145	—	—	(183,131)	16,986,014
Costs and operating expenses
Petroleum product cost of goods sold	—	14,257,710	—	—	(183,131)	14,074,579
Merchandise cost of goods sold	—	1,859,732	—	—	—	1,859,732
Station and other operating expenses	—	486,762	—	—	—	486,762
Depreciation and amortization	—	79,087	—	—	—	79,087
Selling, general and administrative	—	119,265	1	—	—	119,266
Accretion of asset retirement obligations	—	1,200	—	—	—	1,200
Total costs and operating expenses	—	16,803,756	1	—	(183,131)	16,620,626
Income (loss) from operations	—	365,389	(1)	—	—	365,388
Other income (expense)
Interest income	—	244	—	—	—	244
Interest expense	—	(36,646)	—	—	—	(36,646)
Gain on sale of assets	—	194	—	—	—	194
Other nonoperating income	—	10,166	—	—	—	10,166
Total other income (expense)	—	(26,042)	—	—	—	(26,042)
Income (loss) from continuing operations before income taxes	—	339,347	(1)	—	—	339,346
Income tax expense	—	116,386	—	—	—	116,386
Income (loss) from continuing operations	—	222,961	(1)	—	—	222,960
Income from discontinued operations, net of income taxes	—	—	—	20,903	—	20,903
Equity earnings in affiliates, net of tax	351,439	89,524	—	—	(440,963)	—
Net Income (Loss)	$351,439	$312,485	$(1)	$20,903	$(440,963)	$243,863

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Thousands of dollars)	Year ended December 31, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$221,492	$221,492	$(1)	$—	$(221,491)	$221,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	98,610	—	—	—	98,610
Deferred and noncurrent income tax charges (credits)	—	40,407	—	—	—	40,407
Accretion of asset retirement obligations	—	1,650	—	—	—	1,650
Pretax gains from sale of assets	—	(88,212)	—	—	—	(88,212)
Net decrease (increase) in noncash operating working capital	—	53,726	—	—	—	53,726
Equity in earnings	(221,492)	1	—	—	221,491	—
Other operating activities - net	—	9,767	—	—	—	9,767
Net cash provided by (used in) continuing operations	—	337,441	(1)	—	—	337,440
Net cash used in discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) operating activities	—	337,441	(1)	—	—	337,440
Investing Activities
Property additions	—	(262,144)	—	—	—	(262,144)
Proceeds from sale of assets	—	85,327	—	—	—	85,327
Changes in restricted cash	—	68,571	—	—	—	68,571
Other investing activities - net	—	(28,963)	—	—	—	(28,963)
Sales proceeds	—	—	—	—	—	—
Other	—	2,355	—	—	—	2,355
Net cash provided by (required by) investing activities	—	(134,854)	—	—	—	(134,854)
Financing Activities
Purchase of treasury stock	(323,272)	—	—	—	—	(323,272)
Repayments of long-term debt	—	(20,438)	—	—	—	(20,438)
Additions to long-term debt	—	200,000	—	—	—	200,000
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(4,158)	—	—	—	(4,158)
Net distributions to parent	323,272	(323,273)	1	—	—	—
Net cash provided by (required by) financing activities	—	(151,109)	1	—	—	(151,108)
Net change in cash and cash equivalents	—	51,478	—	—	—	51,478
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at December 31	$—	$153,813	$—	$—	$—	$153,813
Less: Cash and cash equivalents held for sale	—	—	—	—	—	—
Cash and cash equivalents of continuing operations at December 31	$—	$153,813	$—	$—	$—	$153,813

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Thousands of dollars)	Year ended December 31, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$176,340	$114,861	$(1)	$(22,730)	$(92,130)	$176,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(38,749)	—	(38,749)
Depreciation and amortization	—	86,568	—	—	—	86,568
Deferred and noncurrent income tax charges (credits)	—	40,556	—	—	—	40,556
Accretion of asset retirement obligations	—	1,521	—	—	—	1,521
Pretax losses from sale of assets	—	4,658	—	—	—	4,658
Net decrease (increase) in noncash operating working capital	—	(46,586)	—	—	—	(46,586)
Equity in earnings	(176,340)	22,731	—	61,479	92,130	—
Other operating activities - net	—	9,417	—	—	—	9,417
Net cash provided by (used in) continuing operations	—	233,726	(1)	—	—	233,725
Net cash provided by discontinued operations	—	—	—	(17,887)	—	(17,887)
Net cash provided by (used in) operating activities	—	233,726	(1)	(17,887)	—	215,838
Investing Activities
Property additions	—	(205,225)	—	—	—	(205,225)
Proceeds from sale of assets	—	729	—	—	—	729
Changes in restricted cash	—	(68,571)	—	—	—	(68,571)
Other investing activities - net	—	(2,889)	—	—	—	(2,889)
Sales proceeds	—	—	—	93,765	—	93,765
Other	—	—	—	(7,443)	—	(7,443)
Net cash provided by (required by) investing activities	—	(275,956)	—	86,322	—	(189,634)
Financing Activities
Purchase of treasury stock	(248,695)	—	—	—	—	(248,695)
Repayments of long-term debt	—	(146)	—	—	—	(146)
Additions to long-term debt	—	—	—	—	—	—
Debt issuance costs	—	(58)	—	—	—	(58)
Amounts related to share-based compensation	—	(3,075)	—	—	—	(3,075)
Net distributions to parent	248,695	(179,319)	1	(69,377)	—	—
Net cash provided by (required by) financing activities	—	(182,598)	1	(69,377)	—	(251,974)
Net change in cash and cash equivalents	—	(224,828)	—	(942)	—	(225,770)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at December 31	$—	$102,335	$—	$—	$—	$102,335
Less: Cash and cash equivalents held for sale	—	—	—	—	—	—
Cash and cash equivalents of continuing operations at December 31	$—	$102,335	$—	$—	$—	$102,335

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS
W

(Thousands of dollars)	Year ended December 31, 2014
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$351,439	$312,485	$(1)	$20,903	$(440,963)	$243,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(20,903)	—	(20,903)
Depreciation and amortization	—	79,087	—	—	—	79,087
Deferred and noncurrent income tax charges (credits)	—	(4,403)	—	—	—	(4,403)
Accretion of asset retirement obligations	—	1,200	—	—	—	1,200
Pretax gains from sale of assets	—	(194)	—	—	—	(194)
Net decrease (increase) in noncash operating working capital	—	(36,475)	—	—	—	(36,475)
Equity in earnings	(351,439)	(89,524)	—	—	440,963	—
Other operating activities - net	—	14,531	—	—	—	14,531
Net cash provided by (used in) continuing operations	—	276,707	(1)	—	—	276,706
Net cash provided by discontinued operations	—	—	—	28,876	—	28,876
Net cash provided by (used in) operating activities	—	276,707	(1)	28,876	—	305,582
Investing Activities
Property additions	—	(135,339)	—	—	—	(135,339)
Proceeds from sale of assets	—	376	—	—	—	376
Other investing activities - net	—	(10,631)	—	—	—	(10,631)
Sales proceeds	—	—	—	1,097	—	1,097
Other	—	—	—	(4,918)	—	(4,918)
Net cash provided by (required by) investing activities	—	(145,594)	—	(3,821)	—	(149,415)
Financing Activities
Purchase of treasury stock	(51,348)	—	—	—	—	(51,348)
Repayments of long-term debt	—	(70,000)	—	—	—	(70,000)
Additions to long-term debt	—	—	—	—	—	—
Debt issuance costs	—	(875)	—	—	—	(875)
Amounts related to share-based compensation	—	(580)	—	—	—	(580)
Net distributions to parent	51,348	(27,236)	1	(24,113)	—	—
Net cash provided by (required by) financing activities	—	(98,691)	1	(24,113)	—	(122,803)
Net change in cash and cash equivalents	—	32,422	—	942	—	33,364
Cash and cash equivalents at January 1	—	294,741	—	—	—	294,741
Cash and cash equivalents at December 31	$—	$327,163	$—	$942	$—	$328,105
Less: Cash and cash equivalents held for sale	—	—	—	942	—	942
Cash and cash equivalents of continuing operations at December 31	$—	$327,163	$—	$—	$—	$327,163

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	9,410	—	—	—	—	9,410
Repurchase of common stock	(323,272)	—	—	—	—	(323,272)
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
APIC
Balance as of December 31, 2015	$1,222,466	$564,551	$52,004	$87,543	$(1,368,382)	$558,182
Issuance of common stock	(9,410)	—	—	—	—	(9,410)
Amounts related to share-based compensation	—	(2,748)	—	—	—	(2,748)
Share-based compensation expense	—	9,314	—	—	—	9,314
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income	221,492	221,492	(1)	—	(221,491)	221,492
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271

CONSOLIDATING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,629	—	—	—	—	5,629
Repurchase of common stock	(248,695)	—	—	—	—	(248,695)
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,629)	—	—	—	—	(5,629)
Amounts related to share-based compensation	—	(3,075)	—	—	—	(3,075)
Reclassification of equity	—	—	—	51,866	(51,866)	—
Share-based compensation expense	—	9,015	—	—	—	9,015
Balance as of December 31, 2015	$1,222,466	$564,551	$52,004	$87,543	$(1,368,382)	$558,182
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	176,340	114,861	(1)	(22,730)	(92,130)	176,340
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2014
Statement of Stockholders' Equity/Net Parent Investment	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2013	$467	$1	$60	$—	$(61)	$467
Issuance of common stock	1	—	—	—	—	1
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$—
Issuance of common stock	275	—	—	—	—	275
Repurchase of common stock	(51,348)	—	—	—	—	(51,348)
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
APIC
Balance as of December 31, 2013	$1,228,370	$548,758	$52,004	$35,677	$(1,316,516)	$548,293
Issuance of common stock	(275)	—	—	—	—	(275)
Amounts related to share-based compensation	—	(582)	—	—	—	(582)
Share-based compensation expense	—	10,435	—	—	—	10,435
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Retained Earnings
Balance as of December 31, 2013	$—	$38,954	$—	$68,622	$—	$107,576
Net income	351,439	312,485	(1)	20,903	(440,963)	243,863
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439

Murphy USA Inc.
Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2016
Sales and other operating revenues	$2,490.3	$3,005.8	$3,042.7	$3,055.8	$11,594.6
Income from continuing operations before income taxes	$139.3	$74.1	$71.8	$66.8	$352.0
Income from continuing operations	$85.9	$46.3	$45.5	$43.8	$221.5
Net income	$85.9	$46.3	$45.5	$43.8	$221.5
Income from continuing operations (per Common share)
Basic	$2.10	$1.18	$1.17	$1.16	$5.64
Diluted	$2.08	$1.17	$1.16	$1.14	$5.59
Net income (per Common share)
Basic	$2.10	$1.18	$1.17	$1.16	$5.64
Diluted	$2.08	$1.17	$1.16	$1.14	$5.59
Market price of Common stock 1
High	$67.18	$74.16	$79.29	$72.56	$79.29
Low	$54.24	$57.42	$70.08	$57.80	$54.24
Year Ended December 31, 2015
Sales and other operating revenues	$2,920.7	$3,468.0	$3,382.5	$2,928.2	$12,699.4
Income from continuing operations before income taxes	$40.9	$38.8	$94.1	$44.5	$218.3
Income from continuing operations	$23.6	$24.8	$60.0	$29.2	$137.6
Net income	$22.9	$26.2	$60.5	$66.7	$176.3
Income from continuing operations (per Common share)
Basic	$0.52	$0.56	$1.41	$0.70	$3.17
Diluted	$0.51	$0.56	$1.40	$0.69	$3.14
Net income (per Common share)
Basic	$0.50	$0.59	$1.42	$1.60	$4.06
Diluted	$0.50	$0.59	$1.41	$1.58	$4.02
Market price of Common stock 1
High	$73.48	$73.47	$57.40	$65.09	$73.48
Low	$66.82	$55.82	$48.70	$54.17	$48.70

1 Prices as quoted on the New York Stock Exchange.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Thousands of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2016
Deducted from assets accounts
Allowance for doubtful accounts	$1,963	—	(72)	1,891

2015
Deducted from assets accounts
Allowance for doubtful accounts	$4,456	—	(2,493)	1,963

2014
Deducted from assets accounts
Allowance for doubtful accounts	$4,576	—	(120)	4,456