Form 10-Q
period 2017-03-31
Murphy USA Inc.
filed 2017-05-04
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-35914
 MURPHY USA INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2279221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Peach Street
El Dorado, Arkansas	71730-5836
(Address of principal executive offices)	(Zip Code)

(870) 875-7600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes __ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑ Accelerated filer __ Non-accelerated filer __ Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2017 was 36,775,640.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Thousands of dollars)	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36,256	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2017 and $1,891 in 2016	156,453	183,519
Inventories, at lower of cost or market	166,476	153,351
Prepaid expenses and other current assets	37,761	24,871
Total current assets	396,946	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $792,912 in 2017 and $780,426 in 2016	1,565,160	1,532,655
Other assets	40,630	40,531
Total assets	$2,002,736	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$67,210	$40,596
Trade accounts payable and accrued liabilities	387,641	473,370
Income taxes payable	—	594
Total current liabilities	454,851	514,560

Long-term debt, including capitalized lease obligations	620,206	629,622
Deferred income taxes	210,268	204,656
Asset retirement obligations	26,283	26,200
Deferred credits and other liabilities	18,360	16,626
Total liabilities	1,329,968	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2017 and 2016, respectively)	468	468
Treasury stock (9,991,524 and 9,831,196 shares held at
March 31, 2017 and December 31, 2016, respectively)	(618,722)	(608,001)
Additional paid in capital (APIC)	544,777	555,338
Retained earnings	746,245	749,271
Total stockholders' equity	672,768	697,076
Total liabilities and stockholders' equity	$2,002,736	$2,088,740
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Thousands of dollars except per share amounts)	2017	2016
Revenues
Petroleum product sales (a)	$2,402,254	$1,888,284
Merchandise sales	565,790	561,737
Other operating revenues	31,574	40,241
Total revenues	2,999,618	2,490,262
Costs and Operating Expenses
Petroleum product cost of goods sold (a)	2,329,333	1,783,129
Merchandise cost of goods sold	476,961	475,802
Station and other operating expenses	124,744	116,774
Depreciation and amortization	27,012	23,486
Selling, general and administrative	38,246	31,503
Accretion of asset retirement obligations	442	413
Total costs and operating expenses	2,996,738	2,431,107
Income from operations	2,880	59,155
Other income (expense)
Interest income	47	80
Interest expense	(9,498)	(9,388)
Gain (loss) on sale of assets	(3,498)	89,465
Other nonoperating income (expense)	232	33
Total other income (expense)	(12,717)	80,190
Income (loss) before income taxes	(9,837)	139,345
Income tax expense (benefit)	(6,811)	53,471
Net Income (Loss)	$(3,026)	$85,874
Basic and Diluted Earnings Per Common Share
Basic	$(0.08)	$2.10
Diluted	$(0.08)	$2.08
Weighted-Average Common Shares Outstanding (in thousands):
Basic	36,880	40,909
Diluted	36,880	41,255
Supplemental information:
(a) Includes excise taxes of:	$480,068	$472,610
See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income (loss)	$(3,026)	$85,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	27,012	23,486
Deferred and noncurrent income tax charges (credits)	5,612	28,855
Accretion of asset retirement obligations	442	413
Pretax (gains) losses from sale of assets	3,498	(89,465)
Net (increase) decrease in noncash operating working capital	(80,399)	24,847
Other operating activities - net	914	2,904
Net cash provided by (required by) operating activities	(45,947)	76,914
Investing Activities
Property additions	(65,897)	(47,283)
Proceeds from sale of assets	455	86,011
Changes in restricted cash	—	(63,650)
Other investing activities - net	—	(1,300)
Net cash required by investing activities	(65,442)	(26,222)
Financing Activities
Purchase of treasury stock	(17,411)	(150,010)
Borrowings of debt	42,500	200,000
Repayments of debt	(26,178)	(73)
Debt issuance costs	—	(3,114)
Amounts related to share-based compensation	(5,079)	(4,129)
Net cash provided by (required by) financing activities	(6,168)	42,674
Net increase (decrease) in cash and cash equivalents	(117,557)	93,366
Cash and cash equivalents at January 1	153,813	102,335
Cash and cash equivalents at March 31	$36,256	$195,701

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	85,874	85,874
Purchase of treasury stock	—	—	(150,010)	—	—	(150,010)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,091	(6,091)	—	—
Amounts related to share-based compensation	—	—	—	(4,129)	—	(4,129)
Share-based compensation expense	—	—	—	1,589	—	1,589
Balance as of March 31, 2016	46,767,164	$468	$(438,058)	$549,551	$613,653	$725,614

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2016	46,767,164	$468	$(608,001)	$555,338	$749,271	$697,076
Net income (loss)	—	—	—	—	(3,026)	(3,026)
Purchase of treasury stock	—	—	(17,411)	—	—	(17,411)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,690	(6,690)	—	—
Amounts related to share-based compensation	—	—	—	(5,079)	—	(5,079)
Share-based compensation expense	—	—	—	1,208	—	1,208
Balance as of March 31, 2017	46,767,164	$468	$(618,722)	$544,777	$746,245	$672,768

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2017, Murphy USA had a total of 1,406 Company stations of which 1,152 were Murphy USA and 254 were Murphy Express.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2016, 2015 and 2014, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 22, 2017.

Recently Issued Accounting Standards—

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 beginning January 1, 2018. The Company is currently determining the overall impacts that the ASU will have on its various revenue streams and consolidated financial statements and will update existing controls and processes to comply with the guidance. While we had anticipated completing our review of existing revenue streams by the end of March 2017, this work remains ongoing. We currently expect to complete this review during the second quarter of 2017.

One key area under consideration is the recognition of excise and other taxes collected on sales of refined products and remitted to governmental agencies which are currently included in both revenues and cost of petroleum products sold in the income statement.  Under ASU 2014-09, the Company can either analyze each individual tax on a jurisdiction-by-jurisdiction basis to determine if it continues to meet the stated criteria for gross reporting or it could avail itself of the practical expedient to report all of these taxes on a net basis.  While the Company is still considering these options, if a determination is made to elect net reporting the impact would be a reduction of revenues and a corresponding reduction of cost of goods sold with no impact to net income.  For Q1 2017 and Q1 2016, the amounts reported as excise and other taxes collected were $480.1 million and $472.6 million, respectively.  For the three years ended December 31, 2016, 2015 and 2014, the amounts were $1.96 billion, $1.97 billion, and $1.93 billion, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to share-based payments, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified among other changes. The standard was effective for the Company on January 1, 2017.
The primary impact of adoption was the recognition of $1.8 million of excess tax benefits in the provision for income taxes rather than paid-in-capital for the current period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes is required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively as of January 1, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statement of cash flows, as such cash flows have historically been presented as a financing activity.

Note 2 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	March 31, 2017	December 31, 2016
Finished products - FIFO basis	$208,323	$207,903
Less LIFO reserve - finished products	(143,363)	(153,319)
Finished products - LIFO basis	64,960	54,584
Store merchandise for resale	97,697	95,649
Materials and supplies	3,819	3,118
Total inventories	$166,476	$153,351

At March 31, 2017 and December 31, 2016, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $143.4 million and $153.3 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	March 31, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,609 at March 31, 2017 and $5,826 at December 2016)	$494,391	$494,174
Asset-based loan facility (ABL) due 2021 (effective rate of 5.06% at March 31, 2017)	26,500	—
Term loan due 2020 (effective rate of 3.59% at March 31, 2017)	170,000	180,000
Capitalized lease obligations, vehicles, due through 2020	1,613	1,451
Less unamortized debt issuance costs	(5,088)	(5,407)
Total long-term debt	687,416	670,218
Less current maturities	67,210	40,596
Total long-term debt, net of current	$620,206	$629,622

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2023 (the “2023 Senior Notes”) in an aggregate principal amount of $500 million. The 2023 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2023 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

The 2023 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2023 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term. As of March 31, 2017, we have $26.5 million outstanding under our ABL facility which is included in our Current maturities of long-term debt on the Balance Sheet.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of March 31, 2017, our fixed charge coverage ratio was 0.57; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of March 31, 2017 was 0.55 to 1.0.

The Senior Credit Agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2017, the Company's ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our Senior Credit Agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our Senior Credit Agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at March 31, 2017 and December 31, 2016 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	March 31, 2017	December 31, 2016
Balance at beginning of period	$26,200	$24,345
Accretion expense	442	1,650
Liabilities incurred	42	379
Settlement of liabilities	$(401)	$(174)
Balance at end of period	$26,283	$26,200

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 5— Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) before income tax expense (benefit). For the three month periods ended March 31, 2017 and 2016, the Company’s effective tax rates were as follows:

	2017	2016
Three months ended March 31,	(69.2)%	38.4%

The effective tax rate for the three months ended March 31, 2017 was higher than the U.S. Federal tax rate of 35% primarily due to state taxes and two discrete tax benefits recorded in the quarter. As noted below, the first relates to the adoption of ASU 2016-09, which resulted in approximately $1.8 million of excess tax benefits being recorded during the quarter. Second, the Company recognized a tax benefit of approximately $1.5 million related to the settlement of prior year state uncertain tax positions.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of March 31, 2017, the earliest year remaining open for Federal examination is 2012 and for the states it ranges from 2009-2012.  In addition to the pre-separation returns being open under statute, the federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

We adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Income as a component of the provision for income taxes whereas they previously were recognized in paid-in-capital. Total excess tax benefits recognized in the first quarter of 2017 was $1.8 million.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Incentive Plans
2013 Long-Term Incentive Plan
Effective August 30, 2013, certain of our employees participate in the Murphy USA 2013 Long-Term Incentive Plan which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5 million.

On February 8, 2017, the Committee granted nonqualified stock options for 114,800 shares at an exercise price of $65.75 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $15.45 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.  There were 29,075 time-based restricted units granted at an average grant date fair value of $65.41 along with 53,800 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $94.51 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $65.75 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On February 8, 2017, the Committee also granted 50,075 time-based restricted stock units granted to certain employees with a grant date fair value of $65.75 per unit.

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

During the first quarter of 2017, the Company issued 15,948 restricted stock units to its non-employee directors at a weighted average grant date fair value of $66.01 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2017 and 2016, share based compensation was $1.2 million and $1.6 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.5 million, respectively.

Adoption of ASU 2016-09

On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended the current stock compensation guidance. As part of the adoption of this standard, the Company determined to leave its policy related to accounting for forfeitures based on estimates rather than changing to actual forfeitures. See Note 1 "Description of Business and Basis of Presentation" for information regarding the impact of adopting this standard for the Company.

Note 7— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of March 31, 2017, all current derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017 and December 31, 2016, cash deposits of $2.9 million and $1.8 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2017 or December 31, 2016, respectively.

Note 8 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for this activity through December 31, 2017. For the first three months ended March 31, 2017, the Company acquired 268,490 shares of common stock for an average price of $64.85 per share including brokerage fees.  The Company has remaining authority of $159.3 million under our current program.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Earnings per common share:
Net income (loss) per share - basic
Net income (loss) attributable to common stockholders	$(3,026)	$85,874

Weighted average common shares outstanding (in thousands)	36,880	40,909

Earnings per common share	$(0.08)	$2.10

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Net income (loss) attributable to common stockholders	$(3,026)	$85,874

Weighted average common shares outstanding (in thousands)	36,880	40,909
Common equivalent shares:
Dilutive options	—	346
Weighted average common shares outstanding - assuming dilution (in thousands) 1	36,880	41,255

Earnings per common share assuming dilution	$(0.08)	$2.08

1 For the period ended March 31, 2017, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Renewable Identification Numbers (RINs) sales	$29,027	$38,775
Other	2,547	1,466
Other operating revenues	$31,574	$40,241

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $(0.3) million and $(16.3) million for the three month periods ended March 31, 2017 and 2016, respectively. Interest paid, net of amounts capitalized, was $16.5 million and $16.1 million for the three month periods ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Accounts receivable	$27,099	$8,147
Inventories	(13,144)	456
Prepaid expenses and other current assets	(12,891)	29,853
Accounts payable and accrued liabilities	(80,869)	(26,315)
Income taxes payable	(594)	12,706
Current deferred income tax liabilities	—	—
Net decrease (increase) in noncash operating working capital	$(80,399)	$24,847

Note 10 — Assets and Liabilities Measured at Fair Value

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2017		At December 31, 2016
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(687,416)	$(704,966)	$(670,218)	$(690,114)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Contingencies

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2017, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2017. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2017, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $20.6 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2017, the Company had contingent liabilities of $16.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 12 — Business Segment

The Company's operations have one operating segment which is Marketing.  The operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating functions of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM).

		Three Months Ended
		March 31, 2017		March 31, 2016
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	March 31,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,876,982	$2,999,405	$600	$2,490,058	$92,425
Corporate and other assets	125,754	213	(3,626)	204	(6,551)
Total	$2,002,736	$2,999,618	$(3,026)	$2,490,262	$85,874

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Guarantor Subsidiaries
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

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	March 31, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$36,256	$—	$—	$—	$36,256
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2017	—	156,453	—	—	—	156,453
Inventories, at lower of cost or market	—	166,476	—	—	—	166,476
Prepaid expenses and other current assets	—	37,761	—	—	—	37,761
Total current assets	—	396,946	—	—	—	396,946
Property, plant and equipment, at cost less accumulated depreciation and amortization of $792,912 in 2017	—	1,565,160	—	807	(807)	1,565,160
Investments in subsidiaries	1,975,084	144,916	—	—	(2,120,000)	—
Other assets	—	40,630	—	—	—	40,630
Total assets	$1,975,084	$2,147,652	$—	$807	$(2,120,807)	$2,002,736
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$67,210	$—	$—	$—	$67,210
Inter-company accounts payable	640,727	(435,136)	(52,060)	(153,531)	—	—
Trade accounts payable and accrued liabilities	—	388,448	—	—	(807)	387,641
Total current liabilities	640,727	20,522	(52,060)	(153,531)	(807)	454,851
Long-term debt, including capitalized lease obligations	—	620,206	—	—	—	620,206
Deferred income taxes	—	210,268	—	—		210,268
Asset retirement obligations	—	26,283	—	—	—	26,283
Deferred credits and other liabilities	—	18,360	—	—	—	18,360
Total liabilities	640,727	895,639	(52,060)	(153,531)	(807)	1,329,968
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at March 31, 2017)	468	1	60	—	(61)	468
Treasury Stock (9,991,524 shares held at March 31, 2017)	(618,722)	—	—	—	—	(618,722)
Additional paid in capital (APIC)	1,206,366	567,246	52,004	87,543	(1,368,382)	544,777
Retained earnings	746,245	684,766	(4)	66,795	(751,557)	746,245
Total stockholders' equity	1,334,357	1,252,013	52,060	154,338	(2,120,000)	672,768
Total liabilities and stockholders' equity	$1,975,084	$2,147,652	$—	$807	$(2,120,807)	$2,002,736

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$153,813	$—	$—	$—	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016	—	183,519	—	—	—	183,519
Inventories, at lower of cost or market	—	153,351	—	—	—	153,351
Prepaid expenses and other current assets	—	24,871	—	—	—	24,871
Total current assets	—	515,554	—	—	—	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016	—	1,532,655	—	—	—	1,532,655
Investments in subsidiaries	1,978,110	144,917	—	—	(2,123,027)	—
Other assets	—	40,531	—	—	—	40,531
Total assets	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,596	$—	$—	$—	$40,596
Inter-company accounts payable	623,316	(416,914)	(52,064)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	473,370	—	—	—	473,370
Income taxes payable	—	591	3	—	—	594
Total current liabilities	623,316	97,643	(52,061)	(154,338)	—	514,560
Long-term debt, including capitalized lease obligations	—	629,622	—	—	—	629,622
Deferred income taxes	—	204,656	—	—	—	204,656
Asset retirement obligations	—	26,200	—	—	—	26,200
Deferred credits and other liabilities	—	16,626	—	—	—	16,626
Total liabilities	623,316	974,747	(52,061)	(154,338)	—	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2016)	468	1	60	—	(61)	468
Treasury Stock (9,831,196 shares held at December 31, 2016)	(608,001)	—	—	—	—	(608,001)
Additional paid in capital (APIC)	1,213,056	571,117	52,004	87,543	(1,368,382)	555,338
Retained earnings	749,271	687,792	(3)	66,795	(754,584)	749,271
Total stockholders' equity	1,354,794	1,258,910	52,061	154,338	(2,123,027)	697,076
Total liabilities and stockholders' equity	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2017
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,402,254	$—	$—	$—	$2,402,254
Merchandise sales	—	565,790	—	—	—	565,790
Other operating revenues	—	31,574	—	—	—	31,574
Total revenues	$—	$2,999,618	$—	$—	$—	$2,999,618
Costs and Operating Expenses
Petroleum product cost of goods sold	—	2,329,333	—	—	—	2,329,333
Merchandise cost of goods sold	—	476,961	—	—	—	476,961
Station and other operating expenses	—	124,744	—	—	—	124,744
Depreciation and amortization	—	27,012	—	—	—	27,012
Selling, general and administrative	—	38,245	1	—	—	38,246
Accretion of asset retirement obligations	—	442	—	—	—	442
Total costs and operating expenses	—	2,996,737	1	—	—	2,996,738
Income (loss) from operations	$—	$2,881	$(1)	$—	$—	$2,880
Other income (expense)
Interest income	—	47	—	—	—	47
Interest expense	—	(9,498)	—	—	—	(9,498)
Gain (loss) on sale of assets	—	(3,498)	—	—	—	(3,498)
Other nonoperating income	—	232	—	—	—	232
Total other income (expense)	$—	$(12,717)	$—	$—	$—	$(12,717)
Income (loss) before income taxes	—	(9,836)	(1)	—	—	(9,837)
Income tax expense (benefit)	—	(6,811)	—	—	—	(6,811)
Income (loss)	—	(3,025)	(1)	—	—	(3,026)
Equity earnings in affiliates, net of tax	(3,026)	(1)	—	—	3,027	—
Net Income (Loss)	$(3,026)	$(3,026)	$(1)	$—	$3,027	$(3,026)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$1,888,284	$—	$—	$—	$1,888,284
Merchandise sales	—	561,737	—	—	—	561,737
Other operating revenues	—	40,241	—	—	—	40,241
Total revenues	$—	$2,490,262	$—	$—	$—	$2,490,262
Costs and Operating Expenses
Petroleum product cost of goods sold	—	1,783,129	—	—	—	1,783,129
Merchandise cost of goods sold	—	475,802	—	—	—	475,802
Station and other operating expenses	—	116,774	—	—	—	116,774
Depreciation and amortization	—	23,486	—	—	—	23,486
Selling, general and administrative	—	31,502	1	—	—	31,503
Accretion of asset retirement obligations	—	413	—	—	—	413
Total costs and operating expenses	—	2,431,106	1	—	—	2,431,107
Income (loss) from operations	$—	$59,156	$(1)	$—	$—	$59,155
Other income (expense)
Interest income	—	80	—	—	—	80
Interest expense	—	(9,388)	—	—	—	(9,388)
Gain (loss) on sale of assets	—	89,465	—	—	—	89,465
Other nonoperating income	—	33	—	—	—	33
Total other income (expense)	$—	$80,190	$—	$—	$—	$80,190
Income (loss) before income taxes	—	139,346	(1)	—	—	139,345
Income tax expense (benefit)	—	53,471	—	—	—	53,471
Income (loss)	—	85,875	(1)	—	—	85,874
Equity earnings in affiliates, net of tax	85,874	(1)	—	—	(85,873)	—
Net Income (Loss)	$85,874	$85,874	$(1)	$—	$(85,873)	$85,874

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,026)	$(3,026)	$(1)	$—	$3,027	$(3,026)
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	27,012	—	—	—	27,012
Deferred and noncurrent income tax charges (credits)	—	5,612	—	—	—	5,612
Accretion of asset retirement obligations	—	442	—	—	—	442
Pretax (gains) losses from sale of assets	—	3,498	—	—	—	3,498
Net (increase) decrease in noncash operating working capital	—	(80,399)	—	—	—	(80,399)
Equity in earnings of affiliates	3,026	1	—	—	(3,027)	—
Other operating activities - net	—	914	—		—	914
Net cash provided by (required by) operating activities	—	(45,946)	(1)	—	—	(45,947)
Investing Activities
Property additions	—	(65,090)	—	(807)	—	(65,897)
Proceeds from sale of assets	—	455	—	—	—	455
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	—	—	—	—	—
Net cash required by investing activities	—	(64,635)	—	(807)	—	(65,442)
Financing Activities
Purchase of treasury stock	(17,411)	—	—	—	—	(17,411)
Borrowings of debt	—	42,500	—	—	—	42,500
Repayments of debt	—	(26,178)	—	—	—	(26,178)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(5,079)	—	—	—	(5,079)
Net distributions to parent	17,411	(18,219)	1	807	—	—
Net cash provided by (required by) financing activities	—	(6,976)	1	807	—	(6,168)
Net increase (decrease) in cash and cash equivalents	—	(117,557)	—	—	—	(117,557)
Cash and cash equivalents at January 1	—	153,813	—	—	—	153,813
Cash and cash equivalents at March 31	$—	$36,256	$—	$—	$—	$36,256

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$85,874	$85,874	$(1)	$—	$(85,873)	$85,874
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	23,486	—	—	—	23,486
Deferred and noncurrent income tax charges (credits)	—	28,855	—	—	—	28,855
Accretion of asset retirement obligations	—	413	—	—	—	413
Pretax (gains) losses from sale of assets	—	(89,465)	—	—	—	(89,465)
Net (increase) decrease in noncash operating working capital	—	24,847	—	—	—	24,847
Equity in earnings of affiliates	(85,874)	1	—	—	85,873	—
Other operating activities - net	—	2,904	—	—	—	2,904
Net cash provided by (required by) operating activities	—	76,915	(1)	—	—	76,914
Investing Activities
Property additions	—	(47,283)	—	—	—	(47,283)
Proceeds from sale of assets	—	86,011	—	—	—	86,011
Changes in restricted cash	—	(63,650)	—	—	—	(63,650)
Other investing activities - net	—	(1,300)	—	—	—	(1,300)
Net cash required by investing activities	—	(26,222)	—	—	—	(26,222)
Financing Activities
Purchase of treasury stock	(150,010)	—	—	—	—	(150,010)
Borrowings of debt	—	200,000	—	—	—	200,000
Repayments of debt	—	(73)	—	—	—	(73)
Debt issuance costs	—	(3,114)	—	—	—	(3,114)
Amounts related to share-based compensation	—	(4,129)	—	—	—	(4,129)
Net distributions to parent	150,010	(150,011)	1	—	—	—
Net cash provided by (required by) financing activities	—	42,673	1	—	—	42,674
Net increase (decrease) in cash and cash equivalents	—	93,366	—	—	—	93,366
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at March 31	$—	$195,701	$—	$—	$—	$195,701

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2017	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
Issuance of common stock	6,690	—	—	—	—	6,690
Repurchase of common stock	(17,411)	—	—	—	—	(17,411)
Balance as of March 31, 2017	$(618,722)	$—	$—	$—	$—	$(618,722)
APIC
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Issuance of common stock	(6,690)	—	—	—	—	(6,690)
Amounts related to share-based compensation	—	(5,079)	—	—	—	(5,079)
Share-based compensation expense	—	1,208	—	—	—	1,208
Balance as of March 31, 2017	$1,206,366	$567,246	$52,004	$87,543	$(1,368,382)	$544,777
Retained Earnings
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271
Net income (loss)	(3,026)	(3,026)	(1)	—	3,027	(3,026)
Balance as of March 31, 2017	$746,245	$684,766	$(4)	$66,795	$(751,557)	$746,245
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Three Months Ended March 31, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	6,091	—	—	—	—	6,091
Repurchase of common stock	(150,010)	—	—	—	—	(150,010)
Balance as of March 31, 2016	$(438,058)	$—	$—	$—	$—	$(438,058)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(6,091)	—	—	—	—	(6,091)
Amounts related to share-based compensation	—	(4,129)	—	—	—	(4,129)
Share-based compensation expense	—	1,589	—	—	—	1,589
Balance as of March 31, 2016	$1,216,374	$562,014	$52,004	$87,543	$(1,368,384)	$549,551
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income (loss)	85,874	85,874	(1)	—	(85,873)	85,874
Balance as of March 31, 2016	$613,653	$552,174	$(3)	$66,795	$(618,966)	$613,653

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Subsequent Event

On April 25, 2017, the Company issued $300 million of 5.625% Senior Notes due 2027 under its existing shelf registration statement. The notes pay interest semi-annually, beginning November 1, 2017, and have terms and covenants that are similar to the Company's existing $500 million Senior Notes due 2023. Approximately $50 million of the net proceeds from this new debt was used to pay down existing term loan debt as required under the terms of our credit facility and the remainder will be used for general corporate purposes.

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2017 and 2016.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2017 and 2016. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2017, we had a total of 1,406 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Retail fuel margins were weaker in the current year quarter due to a stagnant wholesale price environment. Product Supply & Wholesale results were weaker due to elements beyond normal seasonality. These factors include record-high gasoline inventories, subdued retail demand and discounted pipeline space values. The prior year quarter was a period of declining wholesale costs which caused more opportunity for increased margin.  As it relates to our merchandise cost of sales, we are beginning to cycle against the 2016 impact of our supply agreement with Core-Mark that began in February 2016.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2017, we have $500 million of Senior Notes and $170 million of term loan outstanding in addition to $26.5 million borrowed against our ABL facility. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2017, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

On December 21, 2012, we signed an agreement with Walmart providing for the potential purchase of land to develop new Company stations located adjacent to existing Walmart stores in Walmart’s core market area covering the Southeast, Southwest and Midwest United States. The construction program is expected to be completed in 2017 relative to the 2012 sites. In connection with this agreement, we expect to incur additional station operating and depreciation expenses due to the addition of new stores.  The Company currently anticipates total capital expenditures (including purchases of Walmart properties and other land for future developments) for the full year 2017 to range from approximately $250 million to $300 million depending on how many new sites are developed.  We intend to fund the remainder of our capital program in 2017 primarily using operating cash flow but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

We currently estimate our ongoing effective tax rate to be approximately 38.0% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2016 included with our Annual Report on Form 10-K and Note 12 “Business Segment” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2017.

Results of Operations

Consolidated Results

For the three month period ended March 31, 2017, the Company reported a net loss of $3.0 million or $(0.08) per diluted share on revenue of $3.00 billion.  Net income was $85.9 million for the same period in 2016 or $2.08 per diluted share on $2.49 billion in revenue.  Included as a part of net income for the 2016 period was a gain on the disposition of the CAM pipeline of $56.0 million, after-tax.

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Quarterly revenues for 2017 increased $509.4 million, or 20.5%, compared to Q1 2016.  The higher revenues were caused by higher retail and wholesale fuel prices in 2017, an increase in store count in 2017, slightly higher overall retail fuel volumes and higher merchandise sales. Partially offsetting these increases was a decrease in RIN sales.

Total cost of sales increased $547.4 million, or 24.2%, compared to 2016.  This increase is primarily due to higher fuel purchase costs in all areas in the 2017 quarter and increased store count in 2017.

Operating expenses increased $8.0 million or 6.8% from 2016.  This increase was driven by higher absolute payment fees, maintenance costs and promotional costs during the 2017 period partially due to higher store count combined with higher retail fuel prices.

Selling, general and administrative (SG&A) expenses for 2017 increased $6.7 million, or 21.4%, from 2016.  The increase in SG&A costs is due to higher labor and employee benefit costs due to a previously announced restructuring charge along with slightly increased headcount in certain areas, as well as certain technology related costs.

We experienced an income tax benefit for 2017 as a result of incurring a net loss in the current period compared to net income in the 2016 period. The effective tax rate was 69.2% for the 2017 quarter and 38.4% for the 2016 quarter.  The higher effective rate, which was an overall tax benefit, in the current quarter was primarily due to certain discrete items that impacted the 2017 quarter and the adoption of ASU 2016-09, which required excess tax benefits or shortfalls to be recorded as part of the income tax provision effective January 1, 2017. See Note 5 "Income Taxes" for more information.

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Marketing	$600	$92,425
Corporate	(3,626)	(6,551)
Net income (loss)	$(3,026)	$85,874

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Net income (loss) for the three months ended March 31, 2017 decreased compared to the same period in 2016 primarily due to:

•	No repeat of the gain from the disposition of CAM pipeline

•	Lower retail fuel margin per gallon

•	Slightly higher total operating expenses

•	Increased interest expense due to the addition of the term loan in March 2016

The items below partially offset the decrease in earnings in the current period:

•	Higher merchandise gross margin dollars from higher sales and improved margins

•	Income tax benefit due to lower pre-tax earnings

•	Lower store labor and benefits costs on an average per store month basis

(Thousands of dollars, except volume per store month and margins)	Three Months Ended March 31,
Marketing Segment	2017	2016

Revenues
Petroleum product sales	$2,402,254	$1,888,284
Merchandise sales	565,790	561,737
Other operating revenues	31,361	40,037
Total revenues	2,999,405	2,490,058
Costs and operating expenses
Petroleum products cost of goods sold	2,329,333	1,783,129
Merchandise cost of goods sold	476,961	475,802
Station and other operating expenses	124,744	116,774
Depreciation and amortization	25,419	21,915
Selling, general and administrative	38,247	31,503
Accretion of asset retirement obligations	442	413
Total costs and operating expenses	2,995,146	2,429,536
Income from operations	4,259	60,522
Other income
Interest expense	(18)	(9)
Gain (loss) on sale of assets	(3,498)	89,465
Other nonoperating income (expense)	227	28
Total other income (expense)	(3,289)	89,484
Income before income taxes	970	150,006
Income tax expense	370	57,581
Net Income	$600	$92,425

Gallons sold per store month	243,088	252,067
Fuel margin (cpg)	10.1	11.1
Fuel margin $ per store month	$24,493	$28,039

Total tobacco sales revenue per store month	$100,067	$106,037
Total non-tobacco sales revenue per store month	$35,647	$34,544
Total merchandise sales revenue per store month	$135,714	$140,581

Merchandise margin $ per store month	$21,307	$21,506
Merchandise margin as a percentage of merchandise sales	15.7%	15.3%
Store count at end of period	1,406	1,336
Total store months during the period	4,169	3,996

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Net income in the Marketing segment for 2017 decreased $91.8 million compared to the 2016 period. The primary reason for this decline was no repeat of the gain from the disposition of the CAM pipeline in the prior year combined with a reduction in total fuel margins and higher total operating expenses. This decline was partially offset by higher total retail fuel sales volumes and higher merchandise margins. Quarterly chain wide retail fuel sales volumes increased 0.6% to 1.01 billion gallons sold in 2017.

Total revenues for the Marketing segment were approximately $3.0 billion for 2017 and $2.5 billion for 2016.  Revenues included excise taxes collected and remitted to government authorities of $480 million in 2017 and $473 million in 2016.  The cause of the significant increase in revenues was a $0.44 per gallon increase in retail fuel price in the 2017 quarter.
Total fuel sales volumes per station were down 3.6% to 243,088 gallons per store month in the 2017 period from 252,067 gallons per store month in 2016.  This decline is due to subdued retail demand combined with taking 17 high-performing stores down in the quarter for raze and rebuild activity. Retail fuel margin declined 9.0% in the 2017 quarter to 10.1 cpg, compared to 11.1 cpg in the prior year quarter.  Retail fuel margins declined in first quarter 2017 as a flatter market structure created more challenging pricing conditions compared to price declines that occurred in the same period in 2016.
Total product supply and wholesale margin dollars excluding RINs were negative $28.5 million in the 2017 period compared to negative $9.1 million in 2016. The decrease in the current period was largely caused by record-high gasoline inventories, subdued retail demand, and discounted pipeline space values.

The 2017 period includes the sale of RINs of $29.0 million compared to $38.8 million in 2016.  During the 2017 quarter, 53 million RINs were sold at an average selling price of $0.55 per RIN while the prior year quarter had sales of 54 million RINs at an average price of $0.72 per RIN.
Merchandise total sales increased 0.7% to $565.8 million in 2017 from $561.7 million in 2016 and was primarily due to an increase in non-tobacco sales of 3.2% average per store month (APSM), offset by a decrease in tobacco products revenue of 5.6% APSM. Quarterly merchandise margins in 2017 were higher than 2016.  The increase in gross margin dollars of 3.4% in the current period was due primarily to benefits recognized from the Core-Mark supply contract, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 40 basis points from 15.3% in the prior period to 15.7% in the current year.
Station and other operating expenses increased $8.0 million in the current period compared to 2016 levels. Total operating expenses in 2017 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 2.5%, primarily because of lower labor costs in the period partially offset by slightly higher maintenance per store due to timing and higher environmental costs.
Depreciation expense increased $3.5 million in the 2017 period, an increase of 16.0% over the prior period. This increase was primarily caused by more stores operating in the 2017 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $6.7 million, or 21.4%, in 2017.  This increase was due to higher labor and employee benefit costs related to a previously announced restructuring charge combined with slightly increased headcount in certain areas, as well as certain technology related costs.

Same store sales comparison

	Variance from prior year
	Three months ended
	March 31, 2017
	SSS	APSM
Fuel gallons per month	(3.0)%	(3.6)%

Merchandise sales	(1.6)%	(3.5)%
Tobacco sales	(2.8)%	(5.6)%
Non tobacco sales	2.1%	3.2%

Merchandise margin	0.3%	(0.9)%
Tobacco margin	1.3%	(1.3)%
Non tobacco margin	(1.3)%	(0.4)%

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
The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be excluded from the calculation during the period it is out of service.  Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2016 for the sites being compared in the 2017 versus 2016 calculations).

Corporate and other assets

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
After-tax results for Corporate and other assets improved in the recently completed quarter, experiencing a loss of $3.6 million compared to a loss of $6.6 million in the first quarter of 2016.  This improvement was due to the 2017 period containing certain income tax benefits related to the adoption of ASU 2016-09 and discrete state tax refunds received. See Note 5 "Income Taxes" for more information. Interest expense was slightly higher in the current quarter by $0.1 million due to the addition of the $200 million term loan drawn in first quarter 2016 partially offset by $0.6 million of capitalized interest in first quarter 2017.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ending March 31, 2017 and 2016.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, plus depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016

Net income (loss)	$(3,026)	$85,874

Income tax expense (benefit)	(6,811)	53,471
Interest expense, net of interest income	9,451	9,308
Depreciation and amortization	27,012	23,486
EBITDA	26,626	172,139

Accretion of asset retirement obligations	442	413
(Gain) loss on sale of assets	3,498	(89,465)
Other nonoperating (income) expense	(232)	(33)
Adjusted EBITDA	$30,334	$83,054

The Company also considers free cash flow in the operation of its business.  Free cash flow is defined as net cash provided by operating activities in a period minus payments for property and equipment made in that period.  Free cash flow is also considered a non-GAAP financial measure.  Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for us in evaluating the Company’s performance.  Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income (loss) as a measure of our performance and net cash provided by (required by) operating activities as a measure of our liquidity.

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

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Net cash provided by (required by) continuing operations	$(45,947)	$76,914
Payments for property and equipment	(65,897)	(47,283)
Free cash flow	$(111,844)	$29,631

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $172 million at March 31, 2017 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of March 31, 2017, we had $170 million outstanding under our term loan and $26.5 million borrowed under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash required by operating activities was $46 million for the three months ended March 31, 2017 and net cash provided by operating activities was $77 million for the comparable period in 2016. The decrease was due primarily to an increase in inventories and prepaids and a large decrease in accounts payable.  Net income decreased $88.9 million in 2017 compared to the corresponding period in 2016 due to no repeat of the gain on disposition of the CAM pipeline in 2016.
Investing Activities

For the three months ended March 31, 2017, cash required by investing activities was $65 million compared to $26 million in 2016. The higher investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to build new retail locations and acquisition of land for future growth while the prior year period also contained sales proceeds and changes in restricted cash.

Financing Activities

Financing activities in the three months ended March 31, 2017 used cash of $6 million compared to cash provided of $43 million in the three months ended March 31, 2016. Current quarter activity included net borrowings of $16 million compared to the 2016 period when cash was generated from the borrowing of a $200 million term loan. The current quarter also included the repurchase of common shares of $17 million.
Share Repurchase Program
On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities. Through the first quarter of 2017, the Company had purchased approximately $341 million of its common shares under this current repurchase authorization with $17 million of this amount being acquired during the first quarter of 2017. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and borrowings under our term loan and ABL facility.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.
Debt
Our long-term debt at March 31, 2017 and December 31, 2016 are as set forth below:

(Thousands of dollars)	March 31, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,609 at March 31, 2017 and $5,826 at December 2016)	$494,391	$494,174
Asset-based loan facility (ABL) due 2021 (effective rate of 5.06% at March 31, 2017)	26,500	—
Term loan due 2020 (effective rate of 3.59% at March 31, 2017)	170,000	180,000
Capitalized lease obligations, vehicles, due through 2020	1,613	1,451
Less unamortized debt issuance costs	(5,088)	(5,407)
Total notes payable, net	687,416	670,218
Less current maturities	67,210	40,596
Total long-term debt	$620,206	$629,622

Senior Notes

On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued 6.00% Senior Notes due 2023 (the “2023 Senior Notes”) in an aggregate principal amount of $500 million. The 2023 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2023 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

The 2023 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2023 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

On April 25, 2017, the Company issued $300 million of 5.625% Senior Notes due 2027 under its existing shelf registration statement. The notes pay interest semi-annually, beginning November 1, 2017, and have terms and covenants that are similar to the Company's existing $500 million Senior Notes due 2023. Approximately $50 million of the net proceeds from this new debt was used to pay down existing term loan debt as required under the terms of our credit facility and the remainder will be used for general corporate purposes.

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term. As of March 31, 2017, we have $26.5 million outstanding under our ABL facility which is included in our Current maturities of long-term debt on the Balance Sheet.

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

We are obligated to make quarterly amortization payments on the outstanding principal amount of the term loan facility equal to 5% of the aggregate principal amount of term loans made on March 10, 2016, with the remaining balance payable on the scheduled maturity date of the term loan facility. Borrowings under the credit facilities are prepayable at our option without premium or penalty. We are also required to prepay the term loan facility with the net cash proceeds of certain asset sales or casualty events, subject to certain exceptions. The credit agreement also includes certain customary mandatory prepayment provisions with respect to the ABL facility.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of March 31, 2017, our fixed charge coverage ratio was 0.57; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of March 31, 2017 was 0.55 to 1.0.

The Senior Credit Agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2017, the Company's ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our Senior Credit Agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our Senior Credit Agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations.  Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Marketing:
Company stores	$47,867	$33,332
Terminals	285	35
Sustaining capital	7,467	4,918
Corporate	7,458	3,369
Total	$63,077	$41,654

We currently expect capital expenditures for the full year 2017 to range from approximately $250 million to $300 million, including $205 million to $255 million for the retail marketing business, $10 million for product supply and wholesale operations and $35 million for Corporate and other assets including our ASaP program initiatives which are intended to improve certain key systems and processes for the Company and the completion of the remodel of our Corporate headquarters.  Also included in this total is approximately $26 million of maintenance capital for a continuation of our refresh program at 300 sites, along with increasing our supercooler installations to over 200 locations this year. See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2016.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

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
As described in Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2017 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2016 included in the Form 10-K and Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2017, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 11  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties.  These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
January 1, 2017 to January 31, 2017	37,981	$63.42	37,981	$174,319,087
February 1, 2017 to February 28, 2017	75,900	65.89	75,900	169,318,329
March 1, 2017 to March 31, 2017	154,609	64.69	154,609	159,316,872
Three Months Ended March 31, 2017	268,490	$64.85	268,490	$159,316,872

1 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on January 25, 2016 include authorization for the Company to acquire up to $500 million of its Common shares by December 31, 2017.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The Exhibit Index on page 39 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By     /s/ Donald R. Smith Jr. __________
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
May 4, 2017

EXHIBIT INDEX
Exhibit Number	Description

10.1	Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated as of February 9, 2017 (incorporated by reference to Exhibit 10.8 to Form 10-K as filed February 22, 2017)
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.