Form 10-Q
period 2017-06-30
Murphy USA Inc.
filed 2017-08-03
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2017 was 36,051,935.

1

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Thousands of dollars)	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$197,095	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,921 in 2017 and $1,891 in 2016	164,372	183,519
Inventories, at lower of cost or market	179,044	153,351
Prepaid expenses and other current assets	25,233	24,871
Total current assets	565,744	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $818,409 in 2017 and $780,426 in 2016	1,613,234	1,532,655
Other assets	44,208	40,531
Total assets	$2,223,186	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14,958	$40,596
Trade accounts payable and accrued liabilities	394,303	473,370
Income taxes payable	—	594
Total current liabilities	409,261	514,560

Long-term debt, including capitalized lease obligations	869,086	629,622
Deferred income taxes	217,670	204,656
Asset retirement obligations	26,978	26,200
Deferred credits and other liabilities	19,550	16,626
Total liabilities	1,542,545	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2017 and 2016, respectively)	468	468
Treasury stock (10,715,229 and 9,831,196 shares held at
June 30, 2017 and December 31, 2016, respectively)	(667,522)	(608,001)
Additional paid in capital (APIC)	545,887	555,338
Retained earnings	801,808	749,271
Total stockholders' equity	680,641	697,076
Total liabilities and stockholders' equity	$2,223,186	$2,088,740

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except per share amounts)	2017	2016	2017	2016
Operating Revenues
Petroleum product sales (a)	$2,567,719	$2,371,735	$4,969,973	$4,260,019
Merchandise sales	605,698	589,457	1,171,488	1,151,194
Other operating revenues	37,643	44,570	69,217	84,811
Total operating revenues	3,211,060	3,005,762	6,210,678	5,496,024

Operating Expenses
Petroleum product cost of goods sold (a)	2,413,175	2,242,936	4,742,508	4,026,065
Merchandise cost of goods sold	507,979	496,801	984,940	972,603
Station and other operating expenses	129,433	125,145	254,177	241,919
Depreciation and amortization	27,513	23,685	54,525	47,171
Selling, general and administrative	31,347	32,320	69,593	63,823
Accretion of asset retirement obligations	446	412	888	825
Total operating expenses	3,109,893	2,921,299	6,106,631	5,352,406

Gain (loss) on sale of assets	130	(490)	(3,368)	88,975
Income from operations	101,297	83,973	100,679	232,593

Other income (expense)
Interest income	318	250	365	330
Interest expense	(11,644)	(10,210)	(21,142)	(19,598)
Other nonoperating income	3	85	235	118
Total other income (expense)	(11,323)	(9,875)	(20,542)	(19,150)
Income before income taxes	89,974	74,098	80,137	213,443
Income tax expense	34,411	27,788	27,600	81,259
Net Income	$55,563	$46,310	$52,537	$132,184

Basic and Diluted Earnings Per Common Share
Basic	$1.52	$1.18	$1.43	$3.29
Diluted	1.51	1.17	$1.42	$3.26
Weighted-Average Common Shares Outstanding (in thousands):
Basic	36,525	39,360	36,700	40,134
Diluted	36,861	39,720	37,018	40,505
Supplemental information:

(a) Includes excise taxes of:	$504,582	$487,923	$984,650	$960,533

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$52,537	$132,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,525	47,171
Deferred and noncurrent income tax charges	13,014	14,605
Accretion of asset retirement obligations	888	825
Pretax (gains) losses from sale of assets	3,368	(88,975)
Net (increase) decrease in noncash operating working capital	(84,718)	57,427
Other operating activities - net	828	5,365
Net cash provided by operating activities	40,442	168,602
Investing Activities
Property additions	(134,150)	(116,569)
Proceeds from sale of assets	715	86,298
Changes in restricted cash	—	13,429
Other investing activities - net	(4,143)	(15,138)
Net cash required by investing activities	(137,578)	(31,980)
Financing Activities
Purchase of treasury stock	(66,337)	(167,105)
Borrowings of debt	338,750	200,000
Repayments of debt	(125,901)	(10,165)
Debt issuance costs	(935)	(3,240)
Amounts related to share-based compensation	(5,159)	(4,237)
Net cash provided by financing activities	140,418	15,253
Net increase in cash and cash equivalents	43,282	151,875
Cash and cash equivalents at January 1	153,813	102,335
Cash and cash equivalents at June 30	$197,095	$254,210

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	132,184	132,184
Purchase of treasury stock	—	—	(167,105)	—	—	(167,105)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,748	(6,748)	—	—
Amounts related to share-based compensation	—	—	—	(4,237)	—	(4,237)
Share-based compensation expense	—	—	—	4,780	—	4,780
Balance as of June 30, 2016	46,767,164	$468	$(454,496)	$551,977	$659,963	$757,912

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2016	46,767,164	$468	$(608,001)	$555,338	$749,271	$697,076
Net income	—	—	—	—	52,537	52,537
Purchase of treasury stock	—	—	(66,337)	—	—	(66,337)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	6,816	(6,816)	—	—
Amounts related to share-based compensation	—	—	—	(5,159)	—	(5,159)
Share-based compensation expense	—	—	—	2,524	—	2,524
Balance as of June 30, 2017	46,767,164	$468	$(667,522)	$545,887	$801,808	$680,641

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2017, Murphy USA had a total of 1,411 Company stations of which 1,154 were Murphy USA and 257 were Murphy Express.

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

In 2017, we revised our historical presentation of gains and losses on asset disposals and retirements, which are shown in our Consolidated Statements of Income as gain (loss) on sale of assets. This line item is currently, and will be prospectively, presented as a component of income from operations. Our accounting policy has been updated to reflect this presentation.

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

Recently Issued Accounting Standards—

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 beginning January 1, 2018 using the modified retrospective approach applied to those contracts that were not completed at that date. Prior periods will not be retrospectively adjusted. The Company has substantially completed its analysis to identify all revenue streams, and is currently determining the impact the ASU will have on its various revenue streams and consolidated financial statements. The Company anticipates completing its analysis during the second half of 2017 and we continue to evaluate the impact to our consolidated financial statements and disclosures. The Company is in the process of updating our existing controls and processes to comply with the guidance.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently presents excise tax and other similar taxes collected on sales of refined products and remitted to governmental agencies on a gross basis, in both revenues and cost of petroleum products sold in the income statement.  ASU 2014-09 requires the Company to either analyze each tax on a jurisdiction-by-jurisdiction basis to determine if it is the principal in the transaction and continue to present the tax on a gross basis or elect to report all taxes on a net basis.  The Company expects to elect to assess all excise and other similar taxes on a jurisdiction-by-jurisdiction basis resulting in certain taxes to be presented on a net basis upon adoption of ASU 2014-09, thus reducing revenue in the income statement with no impact to net income or cash flows.  The Company does not expect the impact on reported revenue for the year ended December 31, 2018, or the quarters therein, to be material.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While this ASU will have an impact on our internal processes and controls and result in a change to our accounting, we are still in the evaluation and information gathering stage of implementing the guidance and can not yet estimate the potential impact.

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

The primary impact of adoption for the first half of 2017 was the recognition of $1.9 million of excess tax benefits in the provision for income taxes rather than paid-in-capital for the current period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes is required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

Note 2 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	June 30, 2017	December 31, 2016
Finished products - FIFO basis	$202,737	$207,903
Less LIFO reserve - finished products	(128,515)	(153,319)
Finished products - LIFO basis	74,222	54,584
Store merchandise for resale	100,214	95,649
Materials and supplies	4,608	3,118
Total inventories	$179,044	$153,351

At June 30, 2017 and December 31, 2016, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $128.5 million and $153.3 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	June 30, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,392 at June 30, 2017 and $5,826 at December 2016)	$494,608	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,682 at June 30, 2017)	296,318	—
Term loan due 2020 (effective rate of 3.78% at June 30, 2017)	97,000	180,000
Capitalized lease obligations, vehicles, due through 2021	1,909	1,451
Less unamortized debt issuance costs	(5,791)	(5,407)
Total long-term debt	884,044	670,218
Less current maturities	14,958	40,596
Total long-term debt, net of current	$869,086	$629,622

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

On April 25, 2017, Murphy Oil USA, Inc., issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2027 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2023 Senior Notes.

The 2023 and 2027 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2023 and 2027 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes. As of June 30, 2017, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of June 30, 2017, our fixed charge coverage ratio was 0.57; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of June 30, 2017 was 0.26 to 1.0.

The Senior Credit Agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of June 30, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our Senior Credit Agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our Senior Credit Agreement would exceed 1.0 to 1.0.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at June 30, 2017 and December 31, 2016 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	June 30, 2017	December 31, 2016
Balance at beginning of period	$26,200	$24,345
Accretion expense	888	1,650
Liabilities incurred	167	379
Settlement of liabilities	$(277)	$(174)
Balance at end of period	$26,978	$26,200

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 5— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense (benefit). For the three and six month periods ended June 30, 2017 and 2016, the Company’s effective tax rates were as follows:

	2017	2016
Three months ended June 30,	38.2%	37.5%
Six months ended June 30,	34.4%	38.1%

The effective tax rate for the three months ended June 30, 2017 was higher than the U.S. Federal tax rate of 35% but is in line with our estimated effective tax rate of 38% for the remainder of the year. For the six months ended June 30, 2017, the tax rate was lower than the U.S. Federal tax rate due to impacts from first quarter tax benefits.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of June 30, 2017, the earliest year remaining open for Federal examination is 2012 and for the states it ranges from 2009-2012.  In addition to the pre-separation returns being open under statute, the federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

We adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Income as a component of the provision for income taxes whereas they previously were recognized in paid-in-capital. Total excess tax benefits recognized in the three and six months ended June 30, 2017 was $0.1 million and $1.9 million, respectively.

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

For the six months ended June 30, 2017 and 2016, share based compensation was $2.5 million and $4.8 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2017 and 2016 was $0.2 million and $1.4 million, respectively.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of June 30, 2017, all current derivative activity is immaterial.

At June 30, 2017 and December 31, 2016, cash deposits of $2.5 million and $1.8 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2017 or December 31, 2016, respectively.

Note 8 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for this activity through December 31, 2017. For the six months ended June 30, 2017, the Company acquired 994,231 shares of common stock for an average price of $66.72 per share including brokerage fees.  The Company has remaining authority of $110.4 million under our current program.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$55,563	$46,310	$52,537	$132,184

Weighted average common shares outstanding (in thousands)	36,525	39,360	36,700	40,134

Earnings per common share	$1.52	$1.18	$1.43	$3.29

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Net income (loss) attributable to common stockholders	$55,563	$46,310	$52,537	$132,184

Weighted average common shares outstanding (in thousands)	36,525	39,360	36,700	40,134
Common equivalent shares:
Dilutive options	336	360	318	371
Weighted average common shares outstanding - assuming dilution (in thousands)	36,861	39,720	37,018	40,505

Earnings per common share assuming dilution	$1.51	$1.17	$1.42	$3.26

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 9 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016
Renewable Identification Numbers (RINs) sales	$36,618	$43,868	$65,646	$82,643
Other	1,025	702	3,571	2,168
Other operating revenues	$37,643	$44,570	$69,217	$84,811

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $13.1 million and $15.1 million for the six month periods ended June 30, 2017 and 2016, respectively. Interest paid, net of amounts capitalized, was $17.1 million and $18.1 million for the six month periods ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016
Accounts receivable	$19,192	$(11,921)
Inventories	(25,712)	3,412
Prepaid expenses and other current assets	(362)	23,978
Accounts payable and accrued liabilities	(77,242)	17,955
Income taxes payable	(594)	24,003
Net decrease (increase) in noncash operating working capital	$(84,718)	$57,427

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the balance sheet date, the fair value of derivative contracts were determined using NYMEX quoted values but were immaterial.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2017		At December 31, 2016
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(884,044)	$(916,128)	$(670,218)	$(690,114)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2017, however

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2017. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2017, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.5 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2017, the Company had contingent liabilities of $16.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Business Segment

The Company's operations have one operating segment which is Marketing.  The operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our Product Supply and Wholesale ("PS&W") group. As the primary purpose of the PS&W group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating functions of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM).

		Three Months Ended
		June 30, 2017		June 30, 2016
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	June 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	1,914,740	$3,211,038	$63,714	$3,005,750	$53,442
Corporate and other assets	308,446	22	(8,151)	12	(7,132)
Total	2,223,186	$3,211,060	$55,563	$3,005,762	$46,310

		Six Months Ended
		June 30, 2017		June 30, 2016
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		6,210,444	64,314	$5,495,808	$145,867
Corporate and other assets		234	(11,777)	216	(13,683)
Total		$6,210,678	$52,537	$5,496,024	$132,184

Note 13 – Guarantor Subsidiaries
Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023 and the 5.625% senior notes due 2027.  The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	June 30, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	—	197,090	5	—	—	197,095
Accounts receivable—trade, less allowance for doubtful accounts of $1,921 in 2017	—	164,372	—	—	—	164,372
Inventories, at lower of cost or market	—	179,044	—	—	—	179,044
Prepaid expenses and other current assets	—	25,230	3	—	—	25,233
Total current assets	—	565,736	8	—	—	565,744
Property, plant and equipment, at cost less accumulated depreciation and amortization of $818,409 in 2017	—	1,612,436	798	—	—	1,613,234
Investments in subsidiaries	2,030,647	144,911	—	—	(2,175,558)	—
Other assets	—	44,208	—	—	—	44,208
Total assets	2,030,647	2,367,291	806	—	(2,175,558)	2,223,186
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	—	14,958	—	—	—	14,958
Inter-company accounts payable	689,653	(484,066)	(51,249)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	394,303	—	—	—	394,303
Total current liabilities	689,653	(74,805)	(51,249)	(154,338)	—	409,261
Long-term debt, including capitalized lease obligations	—	869,086	—	—	—	869,086
Deferred income taxes	—	217,670	—	—		217,670
Asset retirement obligations	—	26,978	—	—	—	26,978
Deferred credits and other liabilities	—	19,550	—	—	—	19,550
Total liabilities	689,653	1,058,479	(51,249)	(154,338)	—	1,542,545
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at June 30, 2017)	468	1	60	—	(61)	468
Treasury Stock (10,715,229 shares held at June 30, 2017)	(667,522)	—	—	—	—	(667,522)
Additional paid in capital (APIC)	1,206,240	568,482	52,004	87,543	(1,368,382)	545,887
Retained earnings	801,808	740,329	(9)	66,795	(807,115)	801,808
Total stockholders' equity	1,340,994	1,308,812	52,055	154,338	(2,175,558)	680,641
Total liabilities and stockholders' equity	2,030,647	2,367,291	806	—	(2,175,558)	2,223,186

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$153,813	$—	$—	$—	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016	—	183,519	—	—	—	183,519
Inventories, at lower of cost or market	—	153,351	—	—	—	153,351
Prepaid expenses and other current assets	—	24,871	—	—	—	24,871
Total current assets	—	515,554	—	—	—	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016	—	1,532,655	—	—	—	1,532,655
Investments in subsidiaries	1,978,110	144,917	—	—	(2,123,027)	—
Other assets	—	40,531	—	—	—	40,531
Total assets	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,596	$—	$—	$—	$40,596
Inter-company accounts payable	623,316	(416,914)	(52,064)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	473,370	—	—	—	473,370
Income taxes payable	—	591	3	—	—	594
Total current liabilities	623,316	97,643	(52,061)	(154,338)	—	514,560
Long-term debt, including capitalized lease obligations	—	629,622	—	—	—	629,622
Deferred income taxes	—	204,656	—	—	—	204,656
Asset retirement obligations	—	26,200	—	—	—	26,200
Deferred credits and other liabilities	—	16,626	—	—	—	16,626
Total liabilities	623,316	974,747	(52,061)	(154,338)	—	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2016)	468	1	60	—	(61)	468
Treasury Stock (9,831,196 shares held at December 31, 2016)	(608,001)	—	—	—	—	(608,001)
Additional paid in capital (APIC)	1,213,056	571,117	52,004	87,543	(1,368,382)	555,338
Retained earnings	749,271	687,792	(3)	66,795	(754,584)	749,271
Total stockholders' equity	1,354,794	1,258,910	52,061	154,338	(2,123,027)	697,076
Total liabilities and stockholders' equity	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	—	2,567,719	—	—	—	2,567,719
Merchandise sales	—	605,698	—	—	—	605,698
Other operating revenues	—	37,641	2	—	—	37,643
Total operating revenues	—	3,211,058	2	—	—	3,211,060

Operating Expenses
Petroleum product cost of goods sold	—	2,413,175	—	—	—	2,413,175
Merchandise cost of goods sold	—	507,979	—	—	—	507,979
Station and other operating expenses	—	129,432	1	—	—	129,433
Depreciation and amortization	—	27,507	6	—	—	27,513
Selling, general and administrative	—	31,347	—	—	—	31,347
Accretion of asset retirement obligations	—	446	—	—	—	446
Total operating expenses	—	3,109,886	7	—	—	3,109,893

Gain (loss) on sale of assets	—	130	—	—	—	130
Income (loss) from operations	—	101,302	(5)	—	—	101,297

Other income (expense)
Interest income	—	318	—	—	—	318
Interest expense	—	(11,644)	—	—	—	(11,644)
Other nonoperating income	—	3	—	—	—	3
Total other income (expense)	—	(11,323)	—	—	—	(11,323)
Income (loss) before income taxes	—	89,979	(5)	—	—	89,974
Income tax expense	—	34,411	—	—	—	34,411
Income (loss)	—	55,568	(5)	—	—	55,563
Equity earnings in affiliates, net of tax	(55,563)	—	—	—	55,563	—
Net Income (Loss)	(55,563)	55,568	(5)	—	55,563	55,563

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended June 30, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,371,735	$—	$—	$—	$2,371,735
Merchandise sales	—	589,457	—	—	—	589,457
Other operating revenues	—	44,570	—	—	—	44,570
Total operating revenues	$—	$3,005,762	$—	$—	$—	$3,005,762

Operating Expenses
Petroleum product cost of goods sold	—	2,242,936	—	—	—	2,242,936
Merchandise cost of goods sold	—	496,801	—	—	—	496,801
Station and other operating expenses	—	125,145	—	—	—	125,145
Depreciation and amortization	—	23,685	—	—	—	23,685
Selling, general and administrative	—	32,320	—	—	—	32,320
Accretion of asset retirement obligations	—	412	—	—	—	412
Total operating expenses	—	2,921,299	—	—	—	2,921,299

Gain (loss) on sale of assets	$—	$(490)	$—	$—	$—	$(490)
Income from operations	$—	$83,973	$—	$—	$—	$83,973

Other income (expense)
Interest income	—	250	—	—	—	250
Interest expense	—	(10,210)	—	—	—	(10,210)
Other nonoperating income	—	85	—	—	—	85
Total other income (expense)	$—	$(9,875)	$—	$—	$—	$(9,875)
Income before income taxes	—	74,098	—	—	—	74,098
Income tax expense	—	27,788	—	—	—	27,788
Income	—	46,310	—	—	—	46,310
Equity earnings in affiliates, net of tax	46,310	—	—	—	(46,310)	—
Net Income (Loss)	$46,310	$46,310	$—	$—	$(46,310)	$46,310

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	—	4,969,973	—	—	—	4,969,973
Merchandise sales	—	1,171,488	—	—	—	1,171,488
Other operating revenues	—	69,215	2	—	—	69,217
Total operating revenues	—	6,210,676	2	—	—	6,210,678

Operating Expenses
Petroleum product cost of goods sold	—	4,742,508	—	—	—	4,742,508
Merchandise cost of goods sold	—	984,940	—	—	—	984,940
Station and other operating expenses	—	254,176	1	—	—	254,177
Depreciation and amortization	—	54,519	6	—	—	54,525
Selling, general and administrative	—	69,592	1	—	—	69,593
Accretion of asset retirement obligations	—	888	—	—	—	888
Total operating expenses	—	6,106,623	8	—	—	6,106,631

Gain (loss) on sale of assets	—	(3,368)	—	—	—	(3,368)
Income (loss) from operations	—	100,685	(6)	—	—	100,679

Other income (expense)
Interest income	—	365	—	—	—	365
Interest expense	—	(21,142)	—	—	—	(21,142)
Other nonoperating income	—	235	—	—	—	235
Total other income (expense)	—	(20,542)	—	—	—	(20,542)
Income (loss) before income taxes	—	80,143	(6)	—	—	80,137
Income tax expense	—	27,600	—	—	—	27,600
Income (loss)	—	52,543	(6)	—	—	52,537
Equity earnings in affiliates, net of tax	52,537	(6)	—	—	(52,531)	—
Net Income (Loss)	52,537	52,537	(6)	—	(52,531)	52,537

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,260,019	$—	$—	$—	$4,260,019
Merchandise sales	—	1,151,194	—	—	—	1,151,194
Other operating revenues	—	84,811	—	—	—	84,811
Total operating revenues	$—	$5,496,024	$—	$—	$—	$5,496,024

Operating Expenses
Petroleum product cost of goods sold	—	4,026,065	—	—	—	4,026,065
Merchandise cost of goods sold	—	972,603	—	—	—	972,603
Station and other operating expenses	—	241,919	—	—	—	241,919
Depreciation and amortization	—	47,171	—	—	—	47,171
Selling, general and administrative	—	63,822	1	—	—	63,823
Accretion of asset retirement obligations	—	825	—	—	—	825
Total operating expenses	—	5,352,405	1	—	—	5,352,406

Gain (loss) on sale of assets	$—	$88,975	$—	$—	$—	$88,975
Income from operations	$—	$232,594	$(1)	$—	$—	$232,593

Other income (expense)
Interest income	—	330	—	—	—	330
Interest expense	—	(19,598)	—	—	—	(19,598)
Other nonoperating income	—	118	—	—	—	118
Total other income (expense)	$—	$(19,150)	$—	$—	$—	$(19,150)
Income before income taxes	—	213,444	(1)	—	—	213,443
Income tax expense (benefit)	—	81,259	—	—	—	81,259
Income	—	132,185	(1)	—	—	132,184
Equity earnings in affiliates, net of tax	132,184	(1)	—	—	(132,183)	—
Net Income (Loss)	$132,184	$132,184	$(1)	$—	$(132,183)	$132,184

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$52,537	$52,537	$(6)	$—	$(52,531)	$52,537
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	54,519	6	—	—	54,525
Deferred and noncurrent income tax charges (credits)	—	13,014	—	—	—	13,014
Accretion of asset retirement obligations	—	888	—	—	—	888
(Gain) loss on sale of assets	—	3,368	—	—	—	3,368
Net increase in noncash operating working capital	—	(84,715)	(3)	—	—	(84,718)
Equity in earnings of affiliates	(52,537)	6	—	—	52,531	—
Other operating activities - net	—	828	—	—	—	828
Net cash provided by (required by) operating activities	—	40,445	(3)	—	—	40,442
Investing Activities
Property additions	—	(133,346)	(804)	—	—	(134,150)
Proceeds from sale of assets	—	715	—	—	—	715
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	(4,143)	—	—	—	(4,143)
Net cash required by investing activities	—	(136,774)	(804)	—	—	(137,578)
Financing Activities
Purchase of treasury stock	(66,337)	—	—	—	—	(66,337)
Borrowings of debt	—	338,750	—	—	—	338,750
Repayments of debt	—	(125,901)	—	—	—	(125,901)
Debt issuance costs	—	(935)	—	—	—	(935)
Amounts related to share-based compensation	—	(5,159)	—	—	—	(5,159)
Net distributions to parent	66,337	(67,149)	812	—	—	—
Net cash provided by financing activities	—	139,606	812	—	—	140,418
Net increase in cash and cash equivalents	—	43,277	5	—	—	43,282
Cash and cash equivalents at January 1	—	153,813	—	—	—	153,813
Cash and cash equivalents at June 30	$—	$197,090	$5	$—	$—	$197,095

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$132,184	$132,184	$(1)	$—	$(132,183)	$132,184
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	47,171	—	—	—	47,171
Deferred and noncurrent income tax charges (credits)	—	14,605	—	—	—	14,605
Accretion of asset retirement obligations	—	825	—	—	—	825
Pretax (gains) losses from sale of assets	—	(88,975)	—	—	—	(88,975)
Net decrease in noncash operating working capital	—	57,427	—	—	—	57,427
Equity in earnings of affiliates	(132,184)	1	—	—	132,183	—
Other operating activities - net	—	5,365	—	—	—	5,365
Net cash provided by (required by) operating activities	—	168,603	(1)	—	—	168,602
Investing Activities
Property additions	—	(116,569)	—	—	—	(116,569)
Proceeds from sale of assets	—	86,298	—	—	—	86,298
Changes in restricted cash	—	13,429	—	—	—	13,429
Other investing activities - net	—	(15,138)	—	—	—	(15,138)
Net cash required by investing activities	—	(31,980)	—	—	—	(31,980)
Financing Activities
Purchase of treasury stock	(167,105)	—	—	—	—	(167,105)
Borrowings of debt	—	200,000	—	—	—	200,000
Repayments of debt	—	(10,165)	—	—	—	(10,165)
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(4,237)	—	—	—	(4,237)
Net distributions to parent	167,105	(167,106)	1	—	—	—
Net cash provided by financing activities	—	15,252	1	—	—	15,253
Net increase in cash and cash equivalents	—	151,875	—	—	—	151,875
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at June 30	$—	$254,210	$—	$—	$—	$254,210

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2017	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
Issuance of common stock	6,816	—	—	—	—	6,816
Repurchase of common stock	(66,337)	—	—	—	—	(66,337)
Balance as of June 30, 2017	$(667,522)	$—	$—	$—	$—	$(667,522)
APIC
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Issuance of common stock	(6,816)	—	—	—	—	(6,816)
Amounts related to share-based compensation	—	(5,159)	—	—	—	(5,159)
Share-based compensation expense	—	2,524	—	—	—	2,524
Balance as of June 30, 2017	$1,206,240	$568,482	$52,004	$87,543	$(1,368,382)	$545,887
Retained Earnings
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271
Net income (loss)	52,537	52,537	(6)	—	(52,531)	52,537
Balance as of June 30, 2017	$801,808	$740,329	$(9)	$66,795	$(807,115)	$801,808
 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Six Months Ended June 30, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	6,748	—	—	—	—	6,748
Repurchase of common stock	(167,105)	—	—	—	—	(167,105)
Balance as of June 30, 2016	$(454,496)	$—	$—	$—	$—	$(454,496)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(6,748)	—	—	—	—	(6,748)
Amounts related to share-based compensation	—	(4,237)	—	—	—	(4,237)
Share-based compensation expense	—	4,780	—	—	—	4,780
Balance as of June 30, 2016	$1,215,717	$565,097	$52,004	$87,543	$(1,368,384)	$551,977
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income (loss)	132,184	132,184	(1)	—	(132,183)	132,184
Balance as of June 30, 2016	$659,963	$598,484	$(3)	$66,795	$(665,276)	$659,963

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2017 and 2016.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2017 and 2016. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2017, we had a total of 1,411 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Retail fuel margins were stronger in the current year quarter due to more favorable market conditions. PS&W results were weaker due to elements beyond normal seasonality. These external market factors included record-high gasoline inventories, subdued retail demand and discounted pipeline space values.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can affect the net impact we receive from RINs on a company-wide basis either favorably or unfavorably. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of June 30, 2017, we have $800 million of Senior Notes and $97 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At June 30, 2017, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2016 included with our Annual Report on Form 10-K and Note 12 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2017.

Results of Operations

Consolidated Results

For the three month period ended June 30, 2017, the Company reported net income of $55.6 million, or $1.51 per diluted share, on revenue of $3.21 billion.  Net income was $46.3 million for the same period in 2016, or $1.17 per diluted share, on $3.01 billion in revenue.  The increase in quarterly net income was primarily driven by higher total fuel margins, higher network fuel volumes and more favorable merchandise margins.

For the six month period ended June 30, 2017, the Company reported net income of $52.5 million, or $1.42 per diluted share, on revenue of $6.21 billion. Net income was $132.2 million for the same period in 2016, or $3.26 per diluted share, on $5.50 billion in revenue. The decrease in year-to-date net income is primarily due to the inclusion of the gain on the disposition of the CAM pipeline in first quarter 2016 along with lower all in fuel contribution for the current period.

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Quarterly revenues for 2017 increased $205.3 million, or 6.8%, compared to the same quarter in 2016.  The higher revenues were caused by higher retail prices and volumes and merchandise margins and increased store count in 2017, partially offset by a decrease in RIN sales.

Total cost of sales increased $181.4 million, or 6.6%, compared to 2016.  This increase is primarily due to higher fuel purchase costs in all areas in the 2017 quarter and increased store count in 2017.

Station and other operating expenses increased $4.3 million, or 3.4%, from 2016.  This increase was driven by increased total payment fees, maintenance costs and promotional costs during the 2017 period partially due to higher store count compared to the prior year quarter.

Selling, general and administrative (SG&A) expenses for 2017 decreased $1.0 million, or 3.0%, from 2016.  The decline in SG&A costs is primarily due to timing of spending on enterprise wide initiatives on a quarter-over-quarter basis.

The effective tax rate was 38.2% for the 2017 quarter and 37.5% for the 2016 quarter.  The effective tax rate for the current quarter is higher than the U.S. Federal tax rate of 35% but is in line with our estimated effective tax rate of 38%.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

Year-to-date revenues for 2017 increased $714.7 million, or 13.0%, compared to the same six month period in 2016.  The higher revenues were caused by higher retail prices and volumes and merchandise margins and increased store count in 2017, partially offset by a decrease in RIN sales.

Total cost of sales increased $728.8 million, or 14.6%, compared to 2016.  This increase is primarily due to higher fuel purchase costs in all areas in the 2017 period and increased store count in 2017.

Station and other operating expenses increased $12.3 million, or 5.1%, from 2016.  This increase was driven by increased payment fees, maintenance costs and promotional costs during the 2017 period partially due to higher store count compared to the prior period.

Selling, general and administrative (SG&A) expenses for 2017 increased $5.8 million, or 9.0%, from 2016.  The increase in SG&A costs is primarily due to higher labor and employee benefit costs related to a previously announced restructuring charge combined with slightly increased headcount, as well as spending for technology projects.

The effective tax rate was 34.4% for the first six months of 2017 and 38.1% for the 2016 period.  The effective year-to-date tax rate is lower than the U.S. Federal tax rate of 35% due to tax benefits realized in the first quarter of 2017.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016
Marketing	$63,714	$53,442	$64,314	$145,867
Corporate and other assets	(8,151)	(7,132)	(11,777)	(13,683)
Net income (loss)	$55,563	$46,310	$52,537	$132,184

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Net income for the three months ended June 30, 2017 increased compared to the same period in 2016 primarily due to:

•	Higher retail fuel margin per gallon

•	Higher merchandise margin

The items below partially offset the increase in earnings in the current period:

•	Higher station and other operating expense

•	Higher interest expense due to the issuance of the 2027 Senior Notes in the current period

•	Lower PS&W contribution including RINs

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

Net income for the six months ended June 30, 2017 decreased compared to the same period in 2016 primarily due to:

•	No repeat of the gain from the disposition of CAM pipeline

•	Slightly higher total station and other operating expenses

•	Increased G&A expense related to higher labor and benefits

The items below partially offset the decrease in earnings in the current period:

•	Higher merchandise gross margin dollars from higher sales and improved rebates

•	Improved retail fuel margins in the current year due to higher margins and total volumes

(Thousands of dollars, except volume per store month and margins)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2017	2016	2017	2016

Operating Revenues
Petroleum product sales	$2,567,719	$2,371,735	$4,969,973	$4,260,019
Merchandise sales	605,698	589,457	1,171,488	1,151,194
Other operating revenues	37,621	44,558	68,983	84,595
Total operating revenues	3,211,038	3,005,750	6,210,444	5,495,808
Operating expenses
Petroleum products cost of goods sold	2,413,176	2,242,936	4,742,508	4,026,065
Merchandise cost of goods sold	507,979	496,801	984,940	972,603
Station and other operating expenses	129,433	125,145	254,177	241,919
Depreciation and amortization	25,888	22,118	51,308	44,033
Selling, general and administrative	31,346	32,319	69,593	63,822
Accretion of asset retirement obligations	446	412	888	825
Total operating expenses	3,108,268	2,919,731	6,103,414	5,349,267
Gain (loss) on sale of assets	129	(489)	(3,368)	88,976
Income from operations	102,899	85,530	103,662	235,517
Other income
Interest expense	(20)	(12)	(39)	(21)
Other nonoperating income (expense)	4	13	230	41
Total other income (expense)	(16)	1	191	20
Income before income taxes	102,883	85,531	103,853	235,537
Income tax expense	39,169	32,089	39,539	89,670
Net Income	$63,714	$53,442	$64,314	$145,867

Gallons sold per store month	253,333	258,587	248,219	255,327
Fuel margin (cpg)	16.6	10.8	13.4	11.0
Fuel margin $ per store month	$42,091	$28,019	$33,306	$28,029

Total tobacco sales revenue per store month	$105,840	$110,309	$102,958	$108,173
Total non-tobacco sales revenue per store month	$38,981	$37,203	$37,317	$35,874
Total merchandise sales revenue per store month	$144,821	$147,512	$140,275	$144,047

Merchandise margin $ per store month	$23,366	$23,187	$22,338	$22,347
Merchandise margin as a percentage of merchandise sales	16.1%	15.7%	15.9%	15.5%
Store count at end of period	1,411	1,344	1,411	1,344
Total store months during the period	4,182	3,996	8,351	7,992

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

Net income in the Marketing segment for 2017 increased $10.3 million compared to the 2016 period. The primary driver was the 7.7% increase in total fuel contribution to 18.1 cpg in 2017. Additionally, merchandise gross margin increased 5.5% to $97.7 million.
Total revenues for the Marketing segment were approximately $3.2 billion for 2017 and $3.0 billion for 2016.  Revenues included excise taxes collected and remitted to government authorities of $505 million in 2017 and $488 million in 2016.  The primary cause of the uplift in revenues was an $0.11 per gallon increase in retail fuel price in the 2017 quarter.
Total fuel sales volumes per station were down 2.0% to 253,333 gallons per store month in the 2017 period from 258,587 gallons per store month in 2016.  This decline is due to subdued retail demand combined with the temporary closure of five high-performing stores for raze and rebuild activity. Retail fuel margin increased 53.7% in the 2017 quarter to 16.6 cpg, compared to 10.8 cpg in the prior year quarter.  Retail fuel margins increased in second quarter 2017 as falling product prices created a more favorable market structure and environment versus the consistently rising wholesale prices in second quarter 2016.
Total PS&W margin dollars, excluding RINs, were negative $20.8 million in the 2017 period compared to $17.4 million in 2016. The decrease in the current period was largely caused by record-high gasoline inventories, subdued retail demand, and discounted pipeline space values.
The 2017 period includes the sale of RINs of $36.6 million compared to $43.9 million in 2016.  During the 2017 quarter, 61 million RINs were sold at an average selling price of $0.60 per RIN while the prior year quarter had sales of 57 million RINs at an average price of $0.77 per RIN.
Merchandise total sales increased 2.8% to $605.7 million in 2017 from $589.5 million in 2016 and was primarily due to an increase in non-tobacco sales of 4.8% average per store month ("APSM"), offset by a decrease in tobacco products revenue of 4.1% APSM. Quarterly merchandise margins in 2017 were higher than 2016.  The increase in gross margin dollars of 5.5% in the current period was due primarily to continual turnover to new, high-demand products, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 40 basis points from 15.7% in the prior period to a new quarterly record of 16.1% in the current year.
Station and other operating expenses increased $4.3 million in the current period compared to 2016 levels. Total operating expenses in 2017 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 2.4%, primarily because of lower labor costs in the period combined with lower maintenance per store due to timing of work performed.
Depreciation expense increased $3.8 million in the 2017 period, an increase of 17.0% over the prior period. This increase was primarily caused by more stores operating in the 2017 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses decreased $1.0 million, or 3.0%, in 2017.  This decrease was due to timing of spending for enterprise wide initiatives quarter-over-quarter.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

Net income in the Marketing segment for 2017 decreased $81.6 million compared to the 2016 period. The primary reason for this decline was no repeat of the gain from the disposition of the CAM pipeline in the prior year combined with a reduction in total fuel contribution and higher total operating expenses. This decline was partially offset by higher total retail fuel sales volumes and higher merchandise margins. Chain wide retail fuel sales volumes increased 1.6% to 2.1 billion gallons sold in 2017.
Total revenues for the Marketing segment were approximately $6.2 billion for 2017 and $5.5 billion for 2016.  Revenues included excise taxes collected and remitted to government authorities of $985 million in 2017 and $961 million in 2016.  The primary cause of the significant increase in revenues was a $0.28 per gallon increase in retail fuel price in the 2017 period.

Total fuel sales volumes per station were down 2.8% to 248,219 gallons per store month in the 2017 period from 255,327 gallons per store month in 2016.  This decline is due to subdued retail demand combined with the temporary closure of 17 high-performing stores for a significant part of the period for raze and rebuild activity. Retail fuel margin increased 21.8% in the 2017 period to 13.4 cpg, compared to 11.0 cpg in the prior year.  Retail fuel margins increased in 2017 as volatility was more pronounced in the 2017 period compared to the same period in 2016.
Total PS&W margin dollars, excluding RINs, were negative $49.3 million in the 2017 period compared to $8.2 million in 2016. The decrease in the current period was largely caused by record-high gasoline inventories, subdued retail demand, and discounted pipeline space values.

The 2017 period includes the sale of RINs of $65.6 million compared to $82.6 million in 2016.  During the period, 114 million RINs were sold at an average selling price of $0.58 per RIN while the prior year had sales of 111 million RINs at an average price of $0.74 per RIN.
Merchandise total sales increased 1.8% to $1.17 billion in 2017 from $1.15 billion in 2016 and was primarily due to an increase in non-tobacco sales of 4.0% APSM, offset by a decrease in tobacco products revenue of 4.8% APSM. Year-to-date merchandise margins in 2017 were higher than 2016.  The increase in gross margin dollars of 4.5% in the period was due primarily to more favorable pricing, in addition to per store improvements and improved promotional effectiveness. As a result, total unit margins were up by 40 basis points from 15.5% in the prior period to 15.9% in the current year.
Station and other operating expenses increased $12.3 million in the current period compared to 2016 levels. Total station and other operating expenses in 2017 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 2.4%, primarily because of lower labor costs in the period.
Depreciation expense increased $7.3 million in the 2017 period, an increase of 16.5% over the prior period. This increase was primarily caused by more stores operating in the 2017 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $5.8 million, or 9.0%, in 2017.  This increase was due to higher labor and employee benefit costs related to a previously announced restructuring charge combined with slightly increased headcount, as well as certain technology related costs.

Same store sales ("SSS") comparison

	Variance from prior year
	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	SSS	APSM	SSS	APSM
Fuel gallons per month	(1.6)%	(2.0)%	(2.3)%	(2.8)%

Merchandise sales	(0.4)%	(1.8)%	(1.0)%	(2.6)%
Tobacco sales	(1.6)%	(4.1)%	(2.2)%	(4.8)%
Non-tobacco sales	3.0%	4.8%	2.6%	4.0%

Merchandise margin	1.9%	0.8%	1.1%	—%
Tobacco margin	2.6%	(0.3)%	2.0%	(0.8)%
Non-tobacco margin	0.9%	2.3%	(0.2)%	1.0%

Historically, the Company has used the APSM metric to represent certain data on a per site basis.  The APSM metric includes all stores open through the date of the calculation.  Other retailers have used same store sales (SSS) as their metric.  The table above shows the comparison of APSM to SSS for 3 specific items.  In most cases, the SSS metric is more favorable than the APSM metric.  The primary reason for this is that SSS does not include new stores that have been opened a short time and are still developing their customer base.  The difference between the APSM and SSS results highlights the impact of our growing mix of small store formats (e.g. 1200 sq. ft.) which have a higher mix of non-tobacco sales and a ramp up period on tobacco sales.
The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be excluded from the calculation.  Newly constructed sites, including raze-and-rebuilds do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2016 for the sites being compared in the 2017 versus 2016 calculations).

Corporate and other assets

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
After-tax results for Corporate and other assets decreased in the recently completed quarter, experiencing a loss of $8.2 million compared to a loss of $7.1 million in the second quarter of 2016.  Interest expense was higher in the current quarter by $1.4 million due to the addition of the $300 million senior notes in the current quarter.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
After-tax results for Corporate and other assets improved in the recently completed quarter, experiencing a loss of $11.8 million compared to a loss of $13.7 million in 2016.  This improvement was due to the 2017 period containing certain income tax benefits related to the adoption of ASU 2016-09 and discrete state tax refunds received. Interest expense was slightly higher in the current quarter by $1.5 million due to the addition of the $300 million senior notes in the second quarter 2017.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use this Adjusted EBITDA in our operational and financial decision-making, believing that such measure is useful to eliminate certain items in order to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. We believe that the presentation of Adjusted EBITDA provides useful information to investors because it allows understanding of a key measure that we evaluate internally when making operating and strategic decisions, preparing our annual plan, and evaluating our overall performance. However, non-GAAP measures are not a substitute for GAAP disclosures, and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016

Net income (loss)	$55,563	$46,310	$52,537	$132,184

Income tax expense (benefit)	34,411	27,788	27,600	81,259
Interest expense, net of interest income	11,326	9,960	20,777	19,268
Depreciation and amortization	27,513	23,685	54,525	47,171
EBITDA	128,813	107,743	155,439	279,882

Accretion of asset retirement obligations	446	412	888	825
(Gain) loss on sale of assets	(130)	490	3,368	(88,975)
Other nonoperating (income) expense	(3)	(85)	(235)	(118)
Adjusted EBITDA	$129,126	$108,560	$159,460	$191,614

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $208 million at June 30, 2017 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of June 30, 2017, we had $97 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $40 million for the six months ended June 30, 2017 and $169 million for the comparable period in 2016. The decrease was due primarily to a decrease in accounts payable, which was partially offset by an increase in inventories.  Net income decreased $79.6 million in 2017 compared to the corresponding period in 2016 due to no repeat of the gain on disposition of the CAM pipeline in 2016.

Investing Activities

For the six months ended June 30, 2017, cash required by investing activities was $138 million compared to $32 million in 2016. The higher investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to raze and rebuild retail locations while the prior year period also contained sales proceeds and changes in restricted cash.

Financing Activities

Financing activities in the six months ended June 30, 2017 provided cash of $140 million compared to cash provided of $15 million in the six months ended June 30, 2016. Current period activity included issuing $300 million of our 2027 Senior Notes compared to the 2016 period when cash was generated from the borrowing of a $200 million term loan. The current period also included the repurchase of common shares of $66 million, as well as the repayment of $126 million of debt.

Share Repurchase Program
On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities. Through the second quarter of 2017, the Company had purchased approximately $390 million of its common shares under this current repurchase authorization with $66 million of this amount being acquired during the first six months of 2017. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and borrowings under our term loan and ABL facility.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.

Debt
Our long-term debt at June 30, 2017 and December 31, 2016 are as set forth below:

(Thousands of dollars)	June 30, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,392 at June 30, 2017 and $5,826 at December 2016)	$494,608	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,682 at June 30, 2017)	296,318	—
Term loan due 2020 (effective rate of 3.78% at June 30, 2017)	97,000	180,000
Capitalized lease obligations, vehicles, due through 2021	1,909	1,451
Less unamortized debt issuance costs	(5,791)	(5,407)
Total notes payable, net	884,044	670,218
Less current maturities	14,958	40,596
Total long-term debt	$869,086	$629,622

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

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2027 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2023 Senior Notes.

The 2023 and 2027 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2023 and 2027 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term. As of June 30, 2017, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of June 30, 2017, our fixed charge coverage ratio was 0.57; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of June 30, 2017 was 0.26 to 1.0.

The Senior Credit Agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of June 30, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our Senior Credit Agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our Senior Credit Agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations.  Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016
Marketing:
Company stores	$50,816	$53,663	$98,683	$86,996
Terminals	383	374	668	409
Sustaining capital	12,458	10,008	19,925	14,926
Corporate and other assets	11,335	5,502	18,793	8,872
Total	$74,992	$69,547	$138,069	$111,203

We currently expect capital expenditures for the full year 2017 to range from approximately $250 million to $300 million, including $205 million to $255 million for the retail marketing business, $10 million for PS&W operations and $35 million for Corporate and other assets including our Corporate initiatives which are intended to improve certain key systems and processes for the Company and the completion of the remodel of our Corporate headquarters. Also included in this total is approximately $26 million of maintenance capital for a continuation of our refresh program at 300 sites, along with increasing our supercooler installations to over 200 locations this year. See Note 17 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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
As described in Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2017 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2016 included in the Form 10-K and Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2017, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 11  ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
April 1, 2017 to April 30, 2017	—	$—	—	$159,316,872
May 1, 2017 to May 31, 2017	598,141	66.95	598,141	119,273,272
June 1, 2017 to June 30, 2017	127,600	69.61	127,600	110,390,996
Three Months Ended June 30, 2017	725,741	$67.42	725,741	$110,390,996

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
  and Duly Authorized Officer)
August 3, 2017

EXHIBIT INDEX
Exhibit Number	Description

4.1
Indenture dated as of April 25, 2017 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K as filed April 25, 2017)

10.1	Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated as of February 9, 2017 (incorporated by reference to Exhibit 10.8 to Form 10-K as filed February 22, 2017)
10.2*	Consulting Agreement with former officer Marn Cheng
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.