Form 10-Q
period 2017-09-30
Murphy USA Inc.
filed 2017-11-02
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2017 was 34,796,150.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Thousands of dollars)	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$169,014	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,094 in 2017 and $1,891 in 2016	192,443	183,519
Inventories, at lower of cost or market	200,765	153,351
Prepaid expenses and other current assets	13,538	24,871
Total current assets	575,760	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $846,212 in 2017 and $780,426 in 2016	1,659,410	1,532,655
Other assets	44,337	40,531
Total assets	$2,279,507	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19,719	$40,596
Trade accounts payable and accrued liabilities	454,074	473,370
Income taxes payable	12,216	594
Total current liabilities	486,009	514,560

Long-term debt, including capitalized lease obligations	864,975	629,622
Deferred income taxes	222,085	204,656
Asset retirement obligations	27,489	26,200
Deferred credits and other liabilities	13,856	16,626
Total liabilities	1,614,414	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 and 46,767,164 shares issued at
2017 and 2016, respectively)	468	468
Treasury stock (11,971,014 and 9,831,196 shares held at
September 30, 2017 and December 31, 2016, respectively)	(753,019)	(608,001)
Additional paid in capital (APIC)	547,949	555,338
Retained earnings	869,695	749,271
Total stockholders' equity	665,093	697,076
Total liabilities and stockholders' equity	$2,279,507	$2,088,740

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars except per share amounts)	2017	2016	2017	2016
Operating Revenues
Petroleum product sales (a)	$2,580,985	$2,394,951	$7,550,958	$6,654,970
Merchandise sales	605,575	598,968	1,777,063	1,750,162
Other operating revenues	49,791	48,819	119,008	133,630
Total operating revenues	3,236,351	3,042,738	9,447,029	8,538,762

Operating Expenses
Petroleum product cost of goods sold (a)	2,419,124	2,275,487	7,161,632	6,301,552
Merchandise cost of goods sold	507,921	503,266	1,492,861	1,475,869
Station and other operating expenses	130,375	127,991	384,552	369,910
Depreciation and amortization	28,989	25,576	83,514	72,747
Selling, general and administrative	31,535	30,726	101,128	94,549
Accretion of asset retirement obligations	447	411	1,335	1,236
Total operating expenses	3,118,391	2,963,457	9,225,022	8,315,863

Gain (loss) on sale of assets	(58)	(335)	(3,426)	88,640
Income from operations	117,902	78,946	218,581	311,539

Other income (expense)
Interest income	466	144	831	474
Interest expense	(12,726)	(10,182)	(33,868)	(29,780)
Other nonoperating income	3,034	2,848	3,269	2,966
Total other income (expense)	(9,226)	(7,190)	(29,768)	(26,340)
Income before income taxes	108,676	71,756	188,813	285,199
Income tax expense	40,789	26,265	68,389	107,524
Net Income	$67,887	$45,491	$120,424	$177,675

Basic and Diluted Earnings Per Common Share
Basic	$1.92	$1.17	$3.32	$4.47
Diluted	1.90	1.16	$3.29	$4.44
Weighted-Average Common Shares Outstanding (in thousands):
Basic	35,423	38,896	36,253	39,719
Diluted	35,745	39,174	36,579	39,989
Supplemental information:

(a) Includes excise taxes of:	$488,790	$505,814	$1,473,440	$1,466,347

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$120,424	$177,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	83,514	72,747
Deferred and noncurrent income tax charges	17,429	37,636
Accretion of asset retirement obligations	1,335	1,236
Pretax (gains) losses from sale of assets	3,426	(88,640)
Net (increase) decrease in noncash operating working capital	(58,274)	5,382
Other operating activities - net	(1,488)	3,792
Net cash provided by operating activities	166,366	209,828
Investing Activities
Property additions	(201,532)	(198,911)
Proceeds from sale of assets	689	85,001
Changes in restricted cash	—	68,571
Other investing activities - net	(4,599)	(28,888)
Net cash required by investing activities	(205,442)	(74,227)
Financing Activities
Purchase of treasury stock	(152,009)	(212,328)
Borrowings of debt	338,750	200,000
Repayments of debt	(126,134)	(10,281)
Debt issuance costs	(1,100)	(3,240)
Amounts related to share-based compensation	(5,230)	(5,395)
Net cash provided by (required by) financing activities	54,277	(31,244)
Net increase in cash and cash equivalents	15,201	104,357
Cash and cash equivalents at January 1	153,813	102,335
Cash and cash equivalents at September 30	$169,014	$206,692

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$468	$(294,139)	$558,182	$527,779	$792,290
Net income	—	—	—	—	177,675	177,675
Purchase of treasury stock	—	—	(212,328)	—	—	(212,328)
Issuance of treasury stock	—	—	9,356	(9,356)	—	—
Amounts related to share-based compensation	—	—	—	(5,395)	—	(5,395)
Share-based compensation expense	—	—	—	6,945	—	6,945
Balance as of September 30, 2016	46,767,164	$468	$(497,111)	$550,376	$705,454	$759,187

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2016	46,767,164	$468	$(608,001)	$555,338	$749,271	$697,076
Net income	—	—	—	—	120,424	120,424
Purchase of treasury stock	—	—	(152,009)	—	—	(152,009)
Issuance of treasury stock	—	—	6,991	(6,880)	—	111
Amounts related to share-based compensation	—	—	—	(5,230)	—	(5,230)
Share-based compensation expense	—	—	—	4,721	—	4,721
Balance as of September 30, 2017	46,767,164	$468	$(753,019)	$547,949	$869,695	$665,093

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2017, Murphy USA had a total of 1,423 Company stations of which 1,154 were Murphy USA and 269 were Murphy Express.

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

Recently Issued Accounting Standards—

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company will adopt ASU 2014-09 beginning January 1, 2018 using the modified retrospective approach applied to those contracts that were not completed at that date. Prior periods will not be retrospectively adjusted. The Company has completed its analysis to identify all revenue streams, and is currently determining the impact the ASU will have on these various revenue streams and the consolidated financial statements. The Company continues to evaluate the impact to our consolidated financial statements and related disclosures. The Company is in the process of updating our existing controls and processes to comply with the guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While this ASU will have an impact on the Company's internal processes and controls and result in a change to the Company's accounting, the Company is still in the evaluation and information gathering stage of implementing the guidance and can not yet estimate the potential impact.

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

The primary impact of adoption for the first nine months of 2017 was the recognition of $1.9 million of excess tax benefits in the provision for income taxes rather than paid-in-capital for the current period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of these changes is required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

Note 2 — Inventories

Inventories consisted of the following:

(Thousands of dollars)	September 30, 2017	December 31, 2016
Finished products - FIFO basis	$271,400	$207,903
Less LIFO reserve - finished products	(174,806)	(153,319)
Finished products - LIFO basis	96,594	54,584
Store merchandise for resale	100,009	95,649
Materials and supplies	4,162	3,118
Total inventories	$200,765	$153,351

At September 30, 2017 and December 31, 2016, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $174.8 million and $153.3 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Long-Term Debt

Long-term debt consisted of the following:

(Thousands of dollars)	September 30, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,174 at September 30, 2017 and $5,826 at December 2016)	$494,826	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,589 at September 30, 2017)	296,411	—
Term loan due 2020 (effective rate of 3.86% at September 30, 2017)	97,000	180,000
Capitalized lease obligations, vehicles, due through 2021	1,959	1,451
Less unamortized debt issuance costs	(5,502)	(5,407)
Total long-term debt	884,694	670,218
Less current maturities	19,719	40,596
Total long-term debt, net of current	$864,975	$629,622

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term. As of September 30, 2017, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of September 30, 2017, our fixed charge coverage ratio was 0.63; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of September 30, 2017 was 0.23 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at September 30, 2017 and December 31, 2016 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Thousands of dollars)	September 30, 2017	December 31, 2016
Balance at beginning of period	$26,200	$24,345
Accretion expense	1,335	1,650
Liabilities incurred	230	379
Settlement of liabilities	$(276)	$(174)
Balance at end of period	$27,489	$26,200

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 5— Income Taxes

The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense (benefit). For the three and nine month periods ended September 30, 2017 and 2016, the Company’s effective tax rates were as follows:

	2017	2016
Three months ended September 30,	37.5%	36.6%
Nine months ended September 30,	36.2%	37.7%

The effective tax rate for the three and nine months ended September 30, 2017 and 2016 was higher than the U.S. Federal tax rate of 35% but is in line with our estimated effective tax rate of 38% for the remainder of the year.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of September 30, 2017, the earliest year remaining open for Federal examination is 2014 and for the states it ranges from 2009-2012.  In addition to the pre-separation returns being open under statute, the federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

We adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Income as a component of the provision for income taxes whereas they previously were recognized in paid-in-capital. Total excess tax benefits recognized in the three and nine months ended September 30, 2017 was $0.0 million and $1.9 million, respectively.

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

For the nine months ended September 30, 2017 and 2016, share based compensation was $4.7 million and $6.9 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2017 and 2016 was $0.2 million and $1.7 million, respectively.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of September 30, 2017, all current derivative activity is immaterial.

At September 30, 2017 and December 31, 2016, cash deposits of $2.8 million and $1.8 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2017 or December 31, 2016, respectively.

Note 8 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for this activity through December 31, 2017. For the nine months ended September 30, 2017, the Company acquired 2,252,828 shares of common stock for an average price of $67.47 per share including brokerage fees.  As of September 30, 2017, the Company has remaining authority of $24.7 million under our current program.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$67,887	$45,491	$120,424	$177,675

Weighted average common shares outstanding (in thousands)	35,423	38,896	36,253	39,719

Earnings per common share	$1.92	$1.17	$3.32	$4.47

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Net income (loss) attributable to common stockholders	$67,887	$45,491	$120,424	$177,675

Weighted average common shares outstanding (in thousands)	35,423	38,896	36,253	39,719
Common equivalent shares:
Dilutive options	322	278	326	270
Weighted average common shares outstanding - assuming dilution (in thousands)	35,745	39,174	36,579	39,989

Earnings per common share assuming dilution	$1.90	$1.16	$3.29	$4.44

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 9 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Statements of Income include the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016
Renewable Identification Numbers (RINs) sales	$48,738	$48,047	$114,383	$130,690
Other	1,053	772	4,625	2,940
Other operating revenues	$49,791	$48,819	$119,008	$133,630

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $29.3 million and $57.5 million for the nine month periods ended September 30, 2017 and 2016, respectively. Interest paid, net of amounts capitalized, was $32.4 million and $35.2 million for the nine month periods ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,
(Thousands of dollars)	2017	2016
Accounts receivable	$(8,850)	$(3,403)
Inventories	(47,433)	3,364
Prepaid expenses and other current assets	11,540	11,891
Accounts payable and accrued liabilities	(25,153)	(6,289)
Income taxes payable	11,622	(181)
Net decrease (increase) in noncash operating working capital	$(58,274)	$5,382

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the balance sheet date, the fair value of derivative contracts was determined using NYMEX quoted values but was immaterial.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2017		At December 31, 2016
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(884,694)	$(917,858)	$(670,218)	$(690,114)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2017, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2017. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2017, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.9 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2017, the Company had contingent liabilities of $15.4 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Business Segment

The Company's operations have one operating segment which is Marketing.  The operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our Product Supply and Wholesale ("PS&W") group. As the primary purpose of the PS&W group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions performed by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating functions of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM).

		Three Months Ended
		September 30, 2017		September 30, 2016
	Total Assets at	External	Income	External	Income
(Thousands of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$2,031,120	$3,236,333	$75,830	$3,042,727	$52,755
Corporate and other assets	248,387	18	(7,943)	11	(7,264)
Total	$2,279,507	$3,236,351	$67,887	$3,042,738	$45,491

		Nine Months Ended
		September 30, 2017		September 30, 2016
		External	Income	External	Income
(Thousands of dollars)		Revenues	(Loss)	Revenues	(Loss)
Marketing		9,446,777	140,144	$8,538,535	$198,622
Corporate and other assets		252	(19,720)	227	(20,947)
Total		$9,447,029	$120,424	$8,538,762	$177,675

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(unaudited)

(Thousands of dollars)	September 30, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$169,009	$5	$—	$—	$169,014
Accounts receivable—trade, less allowance for doubtful accounts of $1,094 in 2017	—	192,443	—	—	—	192,443
Inventories, at lower of cost or market	—	200,765	—	—	—	200,765
Prepaid expenses and other current assets	—	13,535	3	—	—	13,538
Total current assets	—	575,752	8	—	—	575,760
Property, plant and equipment, at cost less accumulated depreciation and amortization of $846,212 in 2017	—	1,658,622	788	—	—	1,659,410
Investments in subsidiaries	2,098,535	144,898	—	—	(2,243,433)	—
Other assets	—	44,337	—	—	—	44,337
Total assets	$2,098,535	$2,423,609	$796	$—	$(2,243,433)	$2,279,507
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19,719	$—	$—	$—	$19,719
Inter-company accounts payable	775,215	(569,617)	(51,260)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	454,074		—	—	454,074
Income taxes payable	—	12,203	13	—	—	12,216
Total current liabilities	775,215	(83,621)	(51,247)	(154,338)	—	486,009
Long-term debt, including capitalized lease obligations	—	864,975	—	—	—	864,975
Deferred income taxes	—	222,085	—	—		222,085
Asset retirement obligations	—	27,489	—	—	—	27,489
Deferred credits and other liabilities	—	13,856	—	—	—	13,856
Total liabilities	775,215	1,044,784	(51,247)	(154,338)	—	1,614,414
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at September 30, 2017)	468	1	60	—	(61)	468
Treasury Stock (11,971,014 shares held at September 30, 2017)	(753,019)	—	—	—	—	(753,019)
Additional paid in capital (APIC)	1,206,176	570,608	52,004	87,543	(1,368,382)	547,949
Retained earnings	869,695	808,216	(21)	66,795	(874,990)	869,695
Total stockholders' equity	1,323,320	1,378,825	52,043	154,338	(2,243,433)	665,093
Total liabilities and stockholders' equity	$2,098,535	$2,423,609	$796	$—	$(2,243,433)	$2,279,507

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$153,813	$—	$—	$—	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016	—	183,519	—	—	—	183,519
Inventories, at lower of cost or market	—	153,351	—	—	—	153,351
Prepaid expenses and other current assets	—	24,871	—	—	—	24,871
Total current assets	—	515,554	—	—	—	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016	—	1,532,655	—	—	—	1,532,655
Investments in subsidiaries	1,978,110	144,917	—	—	(2,123,027)	—
Other assets	—	40,531	—	—	—	40,531
Total assets	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,596	$—	$—	$—	$40,596
Inter-company accounts payable	623,316	(416,914)	(52,064)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	473,370	—	—	—	473,370
Income taxes payable	—	591	3	—	—	594
Total current liabilities	623,316	97,643	(52,061)	(154,338)	—	514,560
Long-term debt, including capitalized lease obligations	—	629,622	—	—	—	629,622
Deferred income taxes	—	204,656	—	—	—	204,656
Asset retirement obligations	—	26,200	—	—	—	26,200
Deferred credits and other liabilities	—	16,626	—	—	—	16,626
Total liabilities	623,316	974,747	(52,061)	(154,338)	—	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2016)	468	1	60	—	(61)	468
Treasury Stock (9,831,196 shares held at December 31, 2016)	(608,001)	—	—	—	—	(608,001)
Additional paid in capital (APIC)	1,213,056	571,117	52,004	87,543	(1,368,382)	555,338
Retained earnings	749,271	687,792	(3)	66,795	(754,584)	749,271
Total stockholders' equity	1,354,794	1,258,910	52,061	154,338	(2,123,027)	697,076
Total liabilities and stockholders' equity	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,580,985	$—	$—	$—	$2,580,985
Merchandise sales	—	605,575	—	—	—	605,575
Other operating revenues	—	49,791	—	—	—	49,791
Total operating revenues	$—	$3,236,351	$—	$—	$—	$3,236,351

Operating Expenses
Petroleum product cost of goods sold	—	2,419,124	—	—	—	2,419,124
Merchandise cost of goods sold	—	507,921	—	—	—	507,921
Station and other operating expenses	—	130,371	4	—	—	130,375
Depreciation and amortization	—	28,980	9	—	—	28,989
Selling, general and administrative	—	31,535	—	—	—	31,535
Accretion of asset retirement obligations	—	447	—	—	—	447
Total operating expenses	—	3,118,378	13	—	—	3,118,391

Gain (loss) on sale of assets	$—	$(58)	$—	$—	$—	$(58)
Income (loss) from operations	$—	$117,915	$(13)	$—	$—	$117,902

Other income (expense)
Interest income	—	466	—	—	—	466
Interest expense	—	(12,726)	—	—	—	(12,726)
Other nonoperating income	—	3,034	—	—	—	3,034
Total other income (expense)	$—	$(9,226)	$—	$—	$—	$(9,226)
Income (loss) before income taxes	—	108,689	(13)	—	—	108,676
Income tax expense	—	40,789	—	—	—	40,789
Income (loss)	—	67,900	(13)	—	—	67,887
Equity earnings in affiliates, net of tax	67,887	(13)	—	—	(67,874)	—
Net Income (Loss)	$67,887	$67,887	$(13)	$—	$(67,874)	$67,887

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Three Months Ended September 30, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,394,951	$—	$—	$—	$2,394,951
Merchandise sales	—	598,968	—	—	—	598,968
Other operating revenues	—	48,819	—	—	—	48,819
Total operating revenues	$—	$3,042,738	$—	$—	$—	$3,042,738

Operating Expenses
Petroleum product cost of goods sold	—	2,275,487	—	—	—	2,275,487
Merchandise cost of goods sold	—	503,266	—	—	—	503,266
Station and other operating expenses	—	127,991	—	—	—	127,991
Depreciation and amortization	—	25,576	—	—	—	25,576
Selling, general and administrative	—	30,726	—	—	—	30,726
Accretion of asset retirement obligations	—	411	—	—	—	411
Total operating expenses	—	2,963,457	—	—	—	2,963,457

Gain (loss) on sale of assets	$—	$(335)	$—	$—	$—	$(335)
Income from operations	$—	$78,946	$—	$—	$—	$78,946

Other income (expense)
Interest income	—	144	—	—	—	144
Interest expense	—	(10,182)	—	—	—	(10,182)
Other nonoperating income	—	2,848	—	—	—	2,848
Total other income (expense)	$—	$(7,190)	$—	$—	$—	$(7,190)
Income before income taxes	—	71,756	—	—	—	71,756
Income tax expense	—	26,265	—	—	—	26,265
Income	—	45,491	—	—	—	45,491
Equity earnings in affiliates, net of tax	45,491	—	—	—	(45,491)	—
Net Income (Loss)	$45,491	$45,491	$—	$—	$(45,491)	$45,491

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$7,550,958	$—	$—	$—	$7,550,958
Merchandise sales	—	1,777,063	—	—	—	1,777,063
Other operating revenues	—	119,006	2	—	—	119,008
Total operating revenues	$—	$9,447,027	$2	$—	$—	$9,447,029

Operating Expenses
Petroleum product cost of goods sold	—	7,161,632	—	—	—	7,161,632
Merchandise cost of goods sold	—	1,492,861	—	—	—	1,492,861
Station and other operating expenses	—	384,548	4	—	—	384,552
Depreciation and amortization	—	83,499	15	—	—	83,514
Selling, general and administrative	—	101,127	1	—	—	101,128
Accretion of asset retirement obligations	—	1,335	—	—	—	1,335
Total operating expenses	—	9,225,002	20	—	—	9,225,022

Gain (loss) on sale of assets	$—	$(3,426)	$—	$—	$—	$(3,426)
Income (loss) from operations	$—	$218,599	$(18)	$—	$—	$218,581

Other income (expense)
Interest income	—	831	—	—	—	831
Interest expense	—	(33,868)	—	—	—	(33,868)
Other nonoperating income	—	3,269	—	—	—	3,269
Total other income (expense)	$—	$(29,768)	$—	$—	$—	$(29,768)
Income (loss) before income taxes	—	188,831	(18)	—	—	188,813
Income tax expense	—	68,389	—	—	—	68,389
Income (loss)	—	120,442	(18)	—	—	120,424
Equity earnings in affiliates, net of tax	120,424	(18)	—	—	(120,406)	—
Net Income (Loss)	$120,424	$120,424	$(18)	$—	$(120,406)	$120,424

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$6,654,970	$—	$—	$—	$6,654,970
Merchandise sales	—	1,750,162	—	—	—	1,750,162
Other operating revenues	—	133,630	—	—	—	133,630
Total operating revenues	$—	$8,538,762	$—	$—	$—	$8,538,762

Operating Expenses
Petroleum product cost of goods sold	—	6,301,552	—	—	—	6,301,552
Merchandise cost of goods sold	—	1,475,869	—	—	—	1,475,869
Station and other operating expenses	—	369,910	—	—	—	369,910
Depreciation and amortization	—	72,747	—	—	—	72,747
Selling, general and administrative	—	94,548	1	—	—	94,549
Accretion of asset retirement obligations	—	1,236	—	—	—	1,236
Total operating expenses	—	8,315,862	1	—	—	8,315,863

Gain (loss) on sale of assets	$—	$88,640	$—	$—	$—	$88,640
Income from operations	$—	$311,540	$(1)	$—	$—	$311,539

Other income (expense)
Interest income	—	474	—	—	—	474
Interest expense	—	(29,780)	—	—	—	(29,780)
Other nonoperating income	—	2,966	—	—	—	2,966
Total other income (expense)	$—	$(26,340)	$—	$—	$—	$(26,340)
Income before income taxes	—	285,200	(1)	—	—	285,199
Income tax expense (benefit)	—	107,524	—	—	—	107,524
Income	—	177,676	(1)	—	—	177,675
Equity earnings in affiliates, net of tax	177,675	(1)	—	—	(177,674)	—
Net Income (Loss)	$177,675	$177,675	$(1)	$—	$(177,674)	$177,675

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$120,424	$120,424	$(18)	$—	$(120,406)	$120,424
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	83,499	15	—	—	83,514
Deferred and noncurrent income tax charges (credits)	—	17,429	—	—	—	17,429
Accretion of asset retirement obligations	—	1,335	—	—	—	1,335
(Gain) loss on sale of assets	—	3,426	—	—	—	3,426
Net decrease in noncash operating working capital	—	(58,271)	(3)	—	—	(58,274)
Equity in earnings of affiliates	(120,424)	18	—	—	120,406	—
Other operating activities - net	—	(1,488)	—	—	—	(1,488)
Net cash provided by (required by) operating activities	—	166,372	(6)	—	—	166,366
Investing Activities
Property additions	—	(200,728)	(804)	—	—	(201,532)
Proceeds from sale of assets	—	689	—	—	—	689
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	(4,599)	—	—	—	(4,599)
Net cash required by investing activities	—	(204,638)	(804)	—	—	(205,442)
Financing Activities
Purchase of treasury stock	(152,009)	—	—	—	—	(152,009)
Borrowings of debt	—	338,750	—	—	—	338,750
Repayments of debt	—	(126,134)	—	—	—	(126,134)
Debt issuance costs	—	(1,100)	—	—	—	(1,100)
Amounts related to share-based compensation	—	(5,230)	—	—	—	(5,230)
Net distributions to parent	152,009	(152,824)	815	—	—	—
Net cash provided by financing activities	—	53,462	815	—	—	54,277
Net increase in cash and cash equivalents	—	15,196	5	—	—	15,201
Cash and cash equivalents at January 1	—	153,813	—	—	—	153,813
Cash and cash equivalents at September 30	$—	$169,009	$5	$—	$—	$169,014

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$177,675	$177,675	$(1)	$—	$(177,674)	$177,675
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	72,747	—	—	—	72,747
Deferred and noncurrent income tax charges (credits)	—	37,636	—	—	—	37,636
Accretion of asset retirement obligations	—	1,236	—	—	—	1,236
Pretax (gains) losses from sale of assets	—	(88,640)	—	—	—	(88,640)
Net decrease in noncash operating working capital	—	5,382	—	—	—	5,382
Equity in earnings of affiliates	(177,675)	1	—	—	177,674	—
Other operating activities - net	—	3,792	—	—	—	3,792
Net cash provided by (required by) operating activities	—	209,829	(1)	—	—	209,828
Investing Activities
Property additions	—	(198,911)	—	—	—	(198,911)
Proceeds from sale of assets	—	85,001	—	—	—	85,001
Changes in restricted cash	—	68,571	—	—	—	68,571
Other investing activities - net	—	(28,888)	—	—	—	(28,888)
Net cash required by investing activities	—	(74,227)	—	—	—	(74,227)
Financing Activities
Purchase of treasury stock	(212,328)	—	—	—	—	(212,328)
Borrowings of debt	—	200,000	—	—	—	200,000
Repayments of debt	—	(10,281)	—	—	—	(10,281)
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(5,395)	—	—	—	(5,395)
Net distributions to parent	212,328	(212,329)	1	—	—	—
Net cash provided by (required) by financing activities	—	(31,245)	1	—	—	(31,244)
Net increase in cash and cash equivalents	—	104,357	—	—	—	104,357
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at September 30	$—	$206,692	$—	$—	$—	$206,692

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2017	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
Issuance of common stock	6,991	—	—	—	—	6,991
Repurchase of common stock	(152,009)	—	—	—	—	(152,009)
Balance as of September 30, 2017	$(753,019)	$—	$—	$—	$—	$(753,019)
APIC
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Issuance of common stock	(6,880)	—	—	—	—	(6,880)
Amounts related to share-based compensation	—	(5,230)	—	—	—	(5,230)
Share-based compensation expense	—	4,721	—	—	—	4,721
Balance as of September 30, 2017	$1,206,176	$570,608	$52,004	$87,543	$(1,368,382)	$547,949
Retained Earnings
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271
Net income (loss)	120,424	120,424	(18)	—	(120,406)	120,424
Balance as of September 30, 2017	$869,695	$808,216	$(21)	$66,795	$(874,990)	$869,695

 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Thousands of dollars)	Nine Months Ended September 30, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	9,356	—	—	—	—	9,356
Repurchase of common stock	(212,328)	—	—	—	—	(212,328)
Balance as of September 30, 2016	$(497,111)	$—	$—	$—	$—	$(497,111)
APIC
Balance as of December 31, 2015	$1,222,465	$564,554	$52,004	$87,543	$(1,368,384)	$558,182
Issuance of common stock	(9,356)	—	—	—	—	(9,356)
Amounts related to share-based compensation	—	(5,395)	—	—	—	(5,395)
Share-based compensation expense	—	6,945	—	—	—	6,945
Balance as of September 30, 2016	$1,213,109	$566,104	$52,004	$87,543	$(1,368,384)	$550,376
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income (loss)	177,675	177,675	(1)	—	(177,674)	177,675
Balance as of September 30, 2016	$705,454	$643,975	$(3)	$66,795	$(710,767)	$705,454

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2017 and 2016.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2017 and 2016. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2017, we had a total of 1,423 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Retail fuel margins were stronger in the current year quarter due to more favorable market conditions. PS&W results were stronger due to elements beyond normal seasonality, including the impact of hurricanes Harvey and Irma. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices, and to a lesser extent, modest improvement in the spot-to-rack differential.

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

As of September 30, 2017, we have $800 million of Senior Notes and $97 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2017, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

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

We believe that our business will continue to grow in the future as we expect to build additional locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of credit facilities.

We currently estimate our ongoing effective tax rate to be approximately 38.0% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the three year period ended December 31, 2016 included with our Annual Report on Form 10-K and Note 12 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2017.

Results of Operations

Consolidated Results

For the three month period ended September 30, 2017, the Company reported net income of $67.9 million, or $1.90 per diluted share, on revenue of $3.24 billion.  Net income was $45.5 million for the same period in 2016, or $1.16 per diluted share, on $3.04 billion in revenue.  The increase in quarterly net income was primarily driven by higher total margin contribution from both fuel and merchandise.

For the nine month period ended September 30, 2017, the Company reported net income of $120.4 million, or $3.29 per diluted share, on revenue of $9.45 billion. Net income was $177.7 million for the same period in 2016, or $4.44 per diluted share, on $8.54 billion in revenue. The decrease in year-to-date net income is primarily due to the inclusion of the gain on the disposition of the CAM pipeline in first quarter 2016.

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Quarterly revenues for 2017 increased $193.6 million, or 6.4%, compared to the same quarter in 2016.  The higher revenues were caused by higher retail prices and increased store count in 2017, partially offset by a decrease in retail fuel volumes.

Total cost of sales increased $148.3 million, or 5.3%, compared to 2016.  In the current year quarter, higher fuel purchase costs in all areas were driven by higher wholesale prices and increased store count.

Station and other operating expenses increased $2.4 million, or 1.9%, from 2016.  Increased store count and higher retail fuel prices generated greater total payment fees during the 2017 quarter, which primarily contributed to the increase in station and operating expenses.

Selling, general and administrative (SG&A) expenses for 2017 increased $0.8 million, or 2.6%, from 2016.  The increase in SG&A costs is primarily due to timing of technology related expenses on a quarter-over-quarter basis.

The effective tax rate was 37.5% for the 2017 quarter and 36.6% for the 2016 quarter.  The effective tax rate for the current quarter is higher than the U.S. Federal tax rate of 35% but is in line with our estimated effective tax rate of 38% for the full year.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Year-to-date revenues for 2017 increased $908.3 million, or 10.6%, compared to the same nine month period in 2016.  The higher revenues were caused by higher retail fuel prices and merchandise sales combined with increased store count in 2017.

Total cost of sales increased $877.1 million, or 11.3%, compared to 2016.  This increase is primarily due to higher fuel purchase costs in all areas in the 2017 period and increased store count in 2017.

Station and other operating expenses increased $14.6 million, or 4.0%, from 2016.  Higher store count in the current period generated greater payment fees and maintenance costs, which were the primary contributors to the increase in station and operating expenses.

Selling, general and administrative (SG&A) expenses for 2017 increased $6.6 million, or 7.0%, from 2016.  The increase in SG&A costs is primarily due to higher labor and employee benefit costs related to a previously announced restructuring charge combined with slightly increased headcount, as well as spending for technology projects.

The effective tax rate was 36.2% for the first nine months of 2017 and 37.7% for the 2016 period.  The current year effective tax rate is lower primarily due to the recognition of certain tax benefits.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016
Marketing	$75,830	$52,755	$140,144	$198,622
Corporate and other assets	(7,943)	(7,264)	(19,720)	(20,947)
Net Income	$67,887	$45,491	$120,424	$177,675

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Net income for the three months ended September 30, 2017 increased compared to the same period in 2016 primarily due to:

•	Higher retail fuel margin per gallon

•	Higher merchandise margin

•	Increased RINs sales volumes

The items below partially offset the increase in earnings in the current period:

•	Higher station and other operating expense

•	Higher interest expense due to the issuance of the 2027 Senior Notes in April 2017

•	Lower retail fuel volumes

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Net income for the nine months ended September 30, 2017 decreased compared to the same period in 2016 primarily due to:

•	No repeat of the gain from the disposition of CAM pipeline

•	Slightly higher total station and other operating expenses

•	Increased G&A expense related to the timing of technology related expenses

The items below partially offset the decrease in earnings in the current period:

•	Higher merchandise gross margin dollars from higher sales and improved rebates

•	Improved retail fuel margins in the current year due to higher margins

(Thousands of dollars, except volume per store month and margins)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2017	2016	2017	2016

Operating Revenues
Petroleum product sales	$2,580,985	$2,394,951	$7,550,958	$6,654,970
Merchandise sales	605,575	598,968	1,777,063	1,750,162
Other operating revenues	49,773	48,808	118,756	133,403
Total operating revenues	3,236,333	3,042,727	9,446,777	8,538,535
Operating expenses
Petroleum products cost of goods sold	2,419,124	2,275,487	7,161,632	6,301,552
Merchandise cost of goods sold	507,921	503,266	1,492,861	1,475,869
Station and other operating expenses	130,371	127,991	384,548	369,910
Depreciation and amortization	27,352	23,939	78,660	67,972
Selling, general and administrative	31,535	30,727	101,128	94,549
Accretion of asset retirement obligations	447	411	1,335	1,236
Total operating expenses	3,116,750	2,961,821	9,220,164	8,311,088
Gain (loss) on sale of assets	(58)	(336)	(3,426)	88,640
Income from operations	119,525	80,570	223,187	316,087
Other income
Interest expense	(20)	(14)	(59)	(35)
Other nonoperating income (expense)	2,939	2,730	3,169	2,771
Total other income (expense)	2,919	2,716	3,110	2,736
Income before income taxes	122,444	83,286	226,297	318,823
Income tax expense	46,614	30,531	86,153	120,201
Net Income	$75,830	$52,755	$140,144	$198,622

Gallons sold per store month	242,810	268,259	246,398	259,681
Fuel margin (cpg)	15.5	13.7	14.1	11.9
Fuel margin $ per store month	$37,514	$36,761	$34,722	$30,969

Total tobacco sales revenue per store month	$104,432	$111,898	$103,454	$109,427
Total non-tobacco sales revenue per store month	$38,491	$35,763	$37,712	$35,837
Total merchandise sales revenue per store month	$142,923	$147,661	$141,166	$145,264

Merchandise margin $ per store month	$23,049	$23.593	$22.578	$22.766
Merchandise margin as a percentage of merchandise sales	16.1%	16.0%	16.0%	15.7%
Store count at end of period	1,423	1,364	1,423	1,364
Total store months during the period	4,237	4,056	12,588	12,048

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Net income in the Marketing segment for 2017 increased $23.1 million compared to the 2016 period. The primary driver was the 32.7% increase in total fuel contribution to 20.5 cpg in 2017. Additionally, merchandise gross margin increased 2.0% to $97.7 million.

Total revenues for the Marketing segment were approximately $3.2 billion for 2017 and $3.0 billion for 2016.  Revenues included excise taxes collected and remitted to government authorities of $489 million in 2017 and $506 million in 2016.  The primary cause of the uplift in revenues was a $0.25 per gallon increase in retail fuel price in the 2017 quarter.
Total fuel sales volumes per station were down 9.5% to 242,810 gallons per store month in the 2017 period from 268,259 gallons per store month in 2016.  This decline is due to subdued retail demand, the temporary closure of five high-performing stores for raze and rebuild activity and hurricane-related impacts. Retail fuel margin increased 13.1% in the 2017 quarter to 15.5 cpg, compared to 13.7 cpg in the prior year quarter.  Retail fuel margins increased in third quarter 2017 as falling wholesale product prices late in the period created a more favorable market structure and environment versus the consistently rising wholesale prices in third quarter 2016.
Total PS&W margin dollars, excluding RINs, were $3.6 million in the 2017 period compared to negative $29.0 million in 2016. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices, and to a lesser extent, modest improvement in the spot-to-rack differential.
The 2017 period includes the sale of RINs of $48.7 million compared to $48.0 million in 2016.  During the 2017 quarter, 59 million RINs were sold at an average selling price of $0.83 per RIN while the prior year quarter had sales of 54 million RINs at an average price of $0.89 per RIN.
Merchandise total sales increased 1.1% to $605.6 million in 2017 from $599.0 million in 2016 and was primarily due to an increase in non-tobacco sales of 7.6% average per store month ("APSM"), offset by a decrease in tobacco products revenue of 6.7% APSM. Quarterly merchandise margins in 2017 were higher than 2016.  The increase in gross margin dollars of 2.0% in the current period was due primarily to continual turnover to new, high-demand products, in addition to per store improvements, partially offset by margin decreases on a per-store basis. As a result, total unit margins were up by 10 basis points from 16.0% in the prior period to 16.1% in the current quarter.
Station and other operating expenses increased $2.4 million in the current period compared to 2016 levels. Total operating expenses in 2017 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 5.4%, primarily because of lower labor costs in the period combined with lower maintenance per store due to timing of work performed.
Depreciation expense increased $3.4 million in the 2017 period, an increase of 14.3% over the prior period. This increase was primarily caused by more stores operating in the 2017 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses increased $0.8 million, or 2.6%, in 2017.  This increase was due to timing of technology related expenses quarter-over-quarter.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Net income in the Marketing segment for 2017 decreased $58.5 million compared to the 2016 period. The primary reason for this decline was no repeat of the gain from the disposition of the CAM pipeline in the prior year. This decline was partially offset by higher merchandise margins. Chain wide retail fuel sales volumes declined 0.9% to 3.1 billion gallons sold in 2017.
Total revenues for the Marketing segment were approximately $9.4 billion for 2017 and $8.5 billion for 2016.  Revenues included excise taxes collected and remitted to government authorities of $1.47 billion in 2017 and $1.47 billion in 2016.  The primary cause of the significant increase in revenues was a $0.26 per gallon increase in retail fuel price in the 2017 period.
Total fuel sales volumes per station were down 5.1% to 246,398 gallons per store month in the 2017 period from 259,681 gallons per store month in 2016.  This decline is partially due to subdued retail demand combined with the temporary closure of 17 high-performing stores for a significant part of the period for raze and rebuild activity combined with hurricane-related impacts in the current period. Retail fuel margin increased 18.5% in the 2017 period to 14.1 cpg, compared to 11.9 cpg in the prior year.  Retail fuel margins increased in 2017 as volatility was more pronounced in the 2017 period compared to the same period in 2016.
Total PS&W margin dollars, excluding RINs, were negative $45.6 million in the 2017 period compared to negative $20.8 million in 2016. The decrease in the year-to-date period was largely caused by record-high gasoline inventories, subdued retail demand, and discounted pipeline space values.

The 2017 period includes the sale of RINs of $114.4 million compared to $130.7 million in 2016.  During the period, 172 million RINs were sold at an average selling price of $0.66 per RIN while the prior year had sales of 165 million RINs at an average price of $0.79 per RIN.

Merchandise total sales increased 1.5% to $1.78 billion in 2017 from $1.75 billion in 2016 and was primarily due to an increase in non-tobacco sales of 5.2% APSM, offset by a decrease in tobacco products revenue of 5.5% APSM. Year-to-date merchandise margins in 2017 were higher than 2016.  The increase in gross margin dollars of 3.6% in the period was due primarily to more favorable pricing and improved promotional effectiveness, partially offset by margin decreases on a per-store basis. As a result, total unit margins were up by 30 basis points from 15.7% in the prior period to 16.0% in the current year.

Station and other operating expenses increased $14.6 million in the current period compared to 2016 levels. Total station and other operating expenses in 2017 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 3.5%, primarily because of lower labor costs in the period.

Depreciation expense increased $10.7 million in the 2017 period, an increase of 15.7% over the prior period. This increase was primarily caused by more stores operating in the 2017 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $6.6 million, or 7.0%, in 2017.  This increase was due to higher labor and employee benefit costs related to a previously announced restructuring charge combined with slightly increased headcount, as well as certain technology related costs.

Same store sales ("SSS") comparison

	Variance from prior year
	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	SSS	APSM	SSS	APSM
Fuel gallons per month	(8.9)%	(9.5)%	(4.6)%	(5.1)%

Merchandise sales	(2.4)%	(3.2)%	(1.5)%	(2.8)%
Tobacco sales	(4.9)%	(6.7)%	(3.1)%	(5.5)%
Non-tobacco sales	5.4%	7.6%	3.5%	5.2%

Merchandise margin	(1.6)%	(2.3)%	0.2%	(0.8)%
Tobacco margin	(0.7)%	(3.3)%	1.1%	(1.6)%
Non-tobacco margin	(2.8)%	(0.9)%	(1.1)%	0.3%

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

Corporate and other assets

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
After-tax results for Corporate and other assets decreased in the recently completed quarter, experiencing a loss of $7.9 million compared to a loss of $7.3 million in the third quarter of 2016.  Interest expense was higher in the current quarter by $2.5 million due primarily to the addition of the $300 million senior notes in the second quarter partially offset by lower interest cost related to the term loan.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016
After-tax results for Corporate and other assets improved in the recently completed quarter, experiencing a loss of $19.7 million compared to a loss of $20.9 million in 2016.  This improvement was due to the 2017 period containing certain income tax benefits related to the adoption of ASU 2016-09 and discrete state tax refunds received. Interest expense was higher in the current period by $4.1 million due primarily to the addition of the $300 million senior notes in the second quarter 2017.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016

Net income (loss)	$67,887	$45,491	$120,424	$177,675

Income tax expense (benefit)	40,789	26,265	68,389	107,524
Interest expense, net of interest income	12,260	10,038	33,037	29,306
Depreciation and amortization	28,989	25,576	83,514	72,747
EBITDA	149,925	107,370	305,364	387,252

Accretion of asset retirement obligations	447	411	1,335	1,236
(Gain) loss on sale of assets	58	335	3,426	(88,640)
Other nonoperating (income) expense	(3,034)	(2,848)	(3,269)	(2,966)
Adjusted EBITDA	$147,396	$105,268	$306,856	$296,882

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $295 million at September 30, 2017 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of September 30, 2017, we had $97 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $166 million for the nine months ended September 30, 2017 and $210 million for the comparable period in 2016. The decrease was due primarily to an increase in inventories combined with a decrease in accounts payable.  Net income decreased $57.3 million in 2017 compared to the corresponding period in 2016 due to no repeat of the gain on disposition of the CAM pipeline in 2016.
Investing Activities

For the nine months ended September 30, 2017, cash required by investing activities was $205 million compared to $74 million in 2016. The higher investing cash use in the current period was primarily due to higher capital expenditure spending in the current period to raze and rebuild retail locations while the prior year period also contained sales proceeds and changes in restricted cash.
Financing Activities

Financing activities in the nine months ended September 30, 2017 provided cash of $54 million compared to cash required of $31 million in the nine months ended September 30, 2016. Current period activity included issuing $300 million of our 2027 Senior Notes compared to the 2016 period when cash was generated from the borrowing of a $200 million term loan. The current period also included the repurchase of common shares of $152 million, as well as the repayment of $126 million of debt.

Share Repurchase Program

On January 25, 2016, the Company announced that its Board of Directors authorized up to $500 million for a share repurchase program of the Company’s common stock along with funding for new additional growth opportunities. Through the third quarter of 2017, the Company had purchased approximately $475 million of its common shares under this current repurchase authorization with $152 million of this amount being acquired during the first nine months of 2017. The timing and number of shares repurchased under the program was determined by management at its discretion, and depended on a number of factors, including compliance with the terms of our outstanding indebtedness, results of our internal shareholder valuation model, general market and business conditions and applicable legal requirements.  All purchases under this share repurchase program were funded through existing cash balances, operating cash flows, and other borrowings.  We do not expect this repurchase program to negatively impact our ability to fund future development projects such as building new stores.
As of September 30, 2017, there was $25 million remaining under the previously authorized program. Upon completing the existing repurchase program, the Company may elect to repurchase additional shares utilizing existing available cash balances if prices are favorable in management's opinion.

Debt

Our long-term debt at September 30, 2017 and December 31, 2016 are as set forth below:

(Thousands of dollars)	September 30, 2017	December 31, 2016
6% senior notes due 2023 (net of unamortized discount of $5,174 at September 30, 2017 and $5,826 at December 2016)	$494,826	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,589 at September 30, 2017)	296,411	—
Term loan due 2020 (effective rate of 3.86% at September 30, 2017)	97,000	180,000
Capitalized lease obligations, vehicles, due through 2021	1,959	1,451
Less unamortized debt issuance costs	(5,502)	(5,407)
Total notes payable, net	884,694	670,218
Less current maturities	19,719	40,596
Total long-term debt	$864,975	$629,622

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million ABL facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term. As of September 30, 2017, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of September 30, 2017, our fixed charge coverage ratio was 0.63; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of September 30, 2017 was 0.23 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2016, we had a shortfall of approximately $304.1 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations.  Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016
Marketing:
Company stores	$53,783	$63,294	$152,466	$150,290
Terminals	1,063	703	1,731	1,112
Sustaining capital	8,658	12,318	28,583	27,244
Corporate and other assets	10,905	6,349	29,699	15,221
Total	$74,409	$82,664	$212,479	$193,867

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to anticipated store openings, fuel margins, merchandise margins, sales of RINs and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our public filings, including our Annual Report on our Form 10-K for the year ended December 31, 2016 contains other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2017 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 13 “Financial Instruments and Risk Management” in our audited combined financial statements for the three year period ended December 31, 2016 included in the Form 10-K and Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2017, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 11 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

The Company was contacted by the State of Mississippi to settle alleged violations of the state's Petroleum Underground Storage Tank system requirements at several of the Company's facilities. Based on discussions to date, the civil penalty is anticipated to be approximately $130,000. We are negotiating this matter with the state's Department of Environmental Quality in order to establish a consent agreement and resolve any allegations of non-compliance. We do not anticipate that the resolution of this matter will have a material impact on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
July 1, 2017 to July 31, 2017	110,200	$72.96	110,200	$102,351,100
August 1, 2017 to August 31, 2017	1,022,801	67.86	1,022,801	32,945,029
September 1, 2017 to September 30, 2017	125,596	65.50	125,596	24,718,780
Three Months Ended September 30, 2017	1,258,597	$68.07	1,258,597	$24,718,780

1 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on January 25, 2016 include authorization for the Company to acquire up to $500 million of its common shares by December 31, 2017. Upon completing the existing repurchase program, the Company may elect to repurchase additional shares utilizing existing available cash balances if prices are favorable in management's opinion.

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
  and Duly Authorized Officer)
November 2, 2017

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