Form 10-K
period 2017-12-31
Murphy USA Inc.
filed 2018-02-20
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2017), based on the closing price on that date of $74.11 was $2,671,809,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2018 was 33,867,494.
Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 3, 2018 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2017 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,446 (as of December 31, 2017) retail stores operated by us, almost all of which are in close proximity to Walmart stores. Our retail stores are located in 26 states, primarily in the Southeast, Southwest and Midwest United States. Of these stores, 1,158 are branded Murphy USA and 288 are standalone Murphy Express locations (as of December 31, 2017). The majority of our Murphy USA locations participate in a cents-off per gallon purchased discount program for fuel with Walmart when using specific payment methods.
Our business also includes certain product supply and wholesale assets, including product distribution terminals and pipeline positions. As an independent publicly traded company, we are a low-price, high volume fuel retailer selling convenience merchandise through low cost kiosks and small store formats with key strategic relationships and experienced management.

Murphy USA Inc. ("Murphy USA" or the "Company") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 28 through 39, F-12, and F-27 to F-28 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,446 retail gasoline stores (as of December 31, 2017), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart. We have an active real estate development team that purchases and leases land from third parties near Walmart Supercenters and other high traffic locations that support our low-cost, high-volume model.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers such as our popular cross promotions with soft drink, candy/snack and tobacco partners that offer a fuel discount if certain quantities of products are purchased.

Low cost retail operating model
We operate our retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. Almost all of our new stores are standardized 1,200 square foot small store formats, which we believe have very low capital expenditure, maintenance and utility requirements relative to our competitors. In the past, we have also developed standardized 208 square feet kiosks with external supercoolers when the available land or economics did not support the small store format. In addition, many of our stores require only one or two attendants to be present during business hours and the majority of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. According to the 2016 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 47% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2016 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins.
Distinctive fuel supply chain capabilities
We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intra-day supply options and dispatch third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility. It would take substantial time and investment, both in expertise and assets, for a competitor to try and replicate our existing position, and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. In addition, we have acquired through share repurchase over $800 million of treasury stock in a little more than four years of operation. We also have approximately 9,600 hardworking employees that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and stable organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.
Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years. We expect to build at a pace of 30 to 50 new sites per year, including raze and rebuild activity, targeting high-return locations either near Walmart Supercenters, other high traffic areas or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller lot sizes, we now expect to build more stores larger than 1,200 square feet. Our real estate development team works to maintain a multi-year pipeline of projects that supports ratable expansion.

Diversify merchandise mix
We plan to continuously evaluate our kiosk strategy in an effort to maximize our site economics and return on investment, such as the installation of supercoolers to help drive outside beverage sales. Complementary to that strategy, we are continually refining, and increasingly constructing, our 1,200 square foot and larger store format design to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. For example, we continue to tailor our product offerings to complement the retail selection within Walmart stores, such as offering products in a variety of quantities and sizes, or stock keeping units ("SKUs"), which are more convenience-oriented. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark Holding Company, Inc. ("Core-Mark"), in addition to optimizing our promotional analytics, merchandise mix and workforce planning capabilities, in order to help boost overall site returns.
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
Create advantage from market volatility
We plan to continue to focus our product supply and wholesale efforts on activities that enhance our ability to be a low-price retail fuel leader and our ability to take advantage of fuel price volatility. We will continue to invest in capabilities and asset positions that support our supply chain strategy. Our distinctive business model and supply chain advantage allows us to deliver consistent margins over time, helping the business to better withstand periods of volatility and uncertainty.
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
Industry Trends
We operate within the large, growing, competitive and highly fragmented U.S. retail fuel and convenience store industry. Several key industry trends and characteristics, include:

•	Sensitivity to gas prices among cost conscious consumers, and increasing customer demand for low-priced fuel;

•	Highly fragmented nature of the industry providing larger chain operators like Murphy USA with significant scale advantage;

•	Significantly increased fuel capacity in the marketplace by the addition of new-to-industry retail fuel and convenience stores, and

•	High levels of consumer traffic around supermarkets and large format hypermarkets, supporting complementary demand at nearby and cross-promoted retail fuel stores.
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

Description of Our Business
We market fueling products through a network of Company retail stores and unbranded wholesale customers. During 2017, the Company sold approximately 4.1 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stores at December 31, 2017 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	77	Kentucky	48	North Carolina	89
Arkansas	69	Louisiana	76	Ohio	44
Colorado	16	Michigan	27	Oklahoma	54
Florida	122	Minnesota	9	South Carolina	58
Georgia	98	Missouri	50	Tennessee	92
Iowa	22	Mississippi	55	Texas	305
Illinois	41	Nebraska	5	Utah	5
Indiana	39	Nevada	4	Virginia	22
Kansas	7	New Mexico	12	Total	1,446

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
Start of period	1,401	1,335	1,263
New construction	45	67	73
Closed	—	(1)	(1)
End of period	1,446	1,401	1,335
Since 2007, we have purchased from Walmart the properties underlying 1,050 of our Company stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”
For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is ten years at each station, with us holding four successive five-year extension options at each site. A majority of the leased sites have over 20 years of term remaining including renewals. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased station or allowing a third party to operate a leased station without written consent from Walmart. As of December 31, 2017, we are currently leasing 103 sites from Walmart. We also have five Murphy USA sites located near Walmart locations where we pay rent to other landowners.
As of December 31, 2017, we have 205 Murphy Express sites where we own the land and 83 locations where we rent the underlying land.

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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. In 2017, we purchased more than 84% of our merchandise from a single vendor, Core-Mark, with whom we began a five year supply agreement in late January 2016.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2017 are reported below.

	As of December 31,
	2017	2016	2015	2014	2013
Branded retail outlets:
Murphy USA®	1,158	1,152	1,111	1,056	1,021
Murphy Express	288	249	224	207	182
Total	1,446	1,401	1,335	1,263	1,203
Retail marketing:
Retail fuel margin per gallon (cpg) (1)	14.0	11.6	12.5	15.8	13.0
Gallons sold per store month	245,307	259,059	267,910	270,415	268,458
Merchandise sales revenue per store month	$140,548	144,410	147,726	146,823	152,549
Merchandise margin as a percentage of merchandise sales	16.1%	15.6%	14.4%	14.0%	13.1%
(1)Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 19 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2017.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be $3 million in 2018.
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
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by the 2016 model year and imposing the first-ever federal GHG emissions standards on cars and light trucks. Further regulations require increases in fuel economy beginning with the 2017 through 2021 model year vehicles. NHTSA also published non-binding inaugural standards for model year 2022 through 2025 cars and trucks increasing fuel economy to the equivalent of 54.5 miles per gallon by 2025.  The EPA and NHTSA also regulate GHG and fuel efficiency standards for medium- and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
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
Employees
At December 31, 2017, we had approximately 9,600 employees, including nearly 4,200 full-time employees and 5,400 part-time employees.

Properties
Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. We also own and operate two other office buildings in El Dorado, Arkansas that house our store support center and technology services personnel.   We have numerous owned and leased properties for our retail fueling stores as described under “—Description of Our Business,” as well as wholly-owned product distribution terminals.
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
We currently have $500 million of 6.00% Senior Notes due 2023 (the "2023 Senior Notes"), $300 million of 5.625% Senior Notes due 2027 (the"2027 Senior Notes", and together with the 2023 Senior Notes, the "Senior Notes") and a term loan with a remaining balance of $92 million as of December 31, 2017. We also have undrawn capacity of up to $450 million on our credit facility, subject to the borrowing base limitation of $258 million as of December 31, 2017. This outstanding debt could have significant consequences to our future operations, including:

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
In addition, our credit facilities and the indenture that governs the Senior Notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.

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
Our ability to meet our payment obligations under the Senior Notes and our other debt depends on our ability to generate significant cash flow in the future.
Our ability to meet our payment and other obligations under our debt instruments, including the Senior Notes, depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit agreement or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Senior Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Senior Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Senior Notes and our other debt.
Despite our current indebtedness levels, we may be able to incur substantially more debt. This could exacerbate further the risks associated with our leverage.
We and our subsidiaries may incur substantial additional indebtedness, including secured indebtedness, in the future, subject to the terms of the indentures governing the Senior Notes and our credit agreement that limit our ability to do so. Such additional indebtedness may include additional notes, which will also be guaranteed by the guarantors, to the extent permitted by the indentures and our credit agreement. Although the indentures limit our ability and the ability of our subsidiaries to create liens securing indebtedness, there are significant exceptions to these limitations that will allow us and our subsidiaries to secure significant amounts of indebtedness without equally and ratably securing the notes. If we or our subsidiaries incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our and our subsidiaries' assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the notes that are not similarly secured. In addition, the indentures governing the Senior Notes will not prevent us or our subsidiaries from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify.
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
Pursuant to the Separation and Distribution Agreement ("the Separation") and certain other agreements with Murphy Oil, Murphy Oil has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Murphy Oil for certain liabilities. Indemnities that we may be required to provide Murphy Oil are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Murphy Oil has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of Murphy Oil following the Separation. Further, Murphy Oil may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Murphy Oil any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

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
Except in limited cases, we typically do not seek to hedge any significant portion of our exposure to the effects of changing prices of commodities. Dramatic increases in oil prices reduce retail gasoline gross margins, because wholesale gasoline costs typically increase faster than retailers are able to pass them along to customers. We purchase refined products, particularly gasoline, needed to supply our retail stores. Therefore, our most significant costs are subject to volatility of prices for these commodities. Our ability to successfully manage operating costs is important because we have little or no influence on the sales prices or regional and worldwide consumer demand for oil and gasoline. Furthermore, oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross margins and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season, and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues and/or sales volumes are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
At December 31, 2017, our 1,446 Company stores were almost all located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.

We are impacted by our ability to generate revenues from activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers ("RINs").  RIN prices also have an impact on our cost of goods sold for petroleum products that can be positive or negative depending on the movement. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In 2017, RIN prices fluctuated due to significant uncertainty about how government standards could be modified as they impact RINs combined with rumors about potential government action or inaction. Although a decline in RIN prices could have a material impact on our revenues, our business model is not dependent on our ability to generate revenues from RINs.

Recently, independent refiners filed suit to change the way the Renewable Fuel Standard (RFS) is administered in an attempt to shift the burden for compliance from the refiners to blenders.  Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners are obligated to obtain RINs either by blending biofuels into gasoline and diesel or through purchase on the open market.  This litigation is attempting to shift that burden of having the RINs to the blender rather than the refiner.  If this burden were to be shifted, the Company would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell the RINs to other obligated parties.  This could have a significant impact on our current business model should this change ever be implemented unless we were able to pass these costs along to consumers or other parties. In late 2017, the EPA denied the petitions of certain refiners requesting a change in the point of obligation.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2019 and beyond.
As we announced in January 2016, we have shifted direction in our Walmart relationship and have undertaken an independent growth plan with respect to future sites for Company stores. While we have a high confidence level that our growth of 30 new locations for 2018 (not including raze and rebuild) is secure due to our existing pipeline of land closures, the future development relies on the continued growth of our project pipeline. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline.
We currently have one primary supplier for over 84% of our merchandise. A disruption in supply could have a material effect on our business.
In 2017, over 84% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. We began a five year supply contract with Core-Mark in late January 2016. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
Certain of our assets such as gasoline terminals and certain retail fueling stores lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer, such as with Hurricanes Katrina and Rita in 2005 and Hurricanes Harvey and Irma in 2017. Although we maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.

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
Our business is also affected by fuel economy standards and GHG vehicle emission reduction measures. As such fuel economy and GHG reduction requirements become more stringent over time, demand for our products may be adversely affected. In addition, some of our facilities are subject to GHG regulation. We are currently required to report annual GHG emissions from certain of our operations, and additional GHG emission-related requirements that may affect our business have been finalized or are in various phases of discussion or implementation. Any existing or future GHG emission requirements could result in increased operating costs and additional compliance expenses.
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
Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  Competitive pressures in our markets can make it difficult to pass price increases on to our customers. We also operate in some jurisdictions that have recently raised the minimum age to purchase tobacco products to 21. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 17 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2017 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.
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
In the normal course of our business as a gasoline and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our technology systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits and adversely affect our brand name.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2017.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 17 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2017.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

SUPPLEMENTAL INFORMATION; Executive Officers of the Registrant

The age at January 1, 2018, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2017, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 54; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 48; Executive Vice President, Chief Financial Officer and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

Daryl R. Schofield – Age 57; Executive Vice President, Fuels since May 2017. Mr. Schofield joined us from Tesoro (Andeavor) Corporation where he was Senior Vice President, Commercial, responsible for the commercial organization charged with optimizing the Refining, Logistics and Marketing value chains. His previous experience in the energy industry crossed both upstream and downstream and international and North American markets. He has also worked extensively in the investment banking industry. Mr. Schofield holds a B.A. in Business Studies with a minor in Economics from The University of Sheffield, England.
John A. Moore – Age 50; Senior Vice President and General Counsel since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.
Robert J. Chumley – Age 53; Senior Vice President, Merchandising and Marketing since September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
John P. Corrigan – Age 54; Senior Vice President, Strategy and Development since January 2017. Mr. Corrigan joined the Company from PricewaterhouseCoopers LLP's Strategy unit (formerly Booz & Company) where he served as a Principal for energy clients in the upstream, midstream and downstream sectors. He received a Masters in Business Administration from the University of Texas at Dallas and a B.A. in Economics from the University of Texas at Austin.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 2,110 stockholders of record as of December 31, 2017.  The following table reflects the high and low sales prices of our common stock for the period starting January 1, 2016 and ending on December 31, 2017.

	Stock Price
	High	Low

2016
January 1, 2016 to March 31, 2016	67.18	54.24
April 1, 2016 to June 30, 2016	74.16	57.42
July 1, 2016 to September 30, 2016	79.29	70.08
October 1, 2016 to December 31, 2016	72.56	57.80

2017
January 1, 2017 to March 31, 2017	73.42	61.03
April 1, 2017 to June 30, 2017	74.49	65.00
July 1, 2017 to September 30, 2017	76.85	64.24
October 1, 2017 to December 31, 2017	81.00	69.11

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
We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2017.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 7 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2017.
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
In January 2016, the Board of Directors approved a strategic allocation of capital for the Company to pursue its independent growth plan and to undertake a share repurchase program of up to $500 million for the two capital programs through December 31, 2017. The Company completed its $500 million share repurchase plan in December 2017.

Below is the detail of the Company's purchases of its own equity securities during the fourth quarter of 2017:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
October 1, 2017 to October 31, 2017	—	$—	—	$24,718,780
November 1, 2017 to November 30, 2017	472,628	74.15	472,628	—
December 1, 2017 to December 31, 2017	239,788	78.98	239,788	—
Three Months Ended December 31, 2017	712,416	$75.78	712,416	$—

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 10 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	894,986	$52.39	4,022,313
Equity compensation plans not approved by security holders	—	—	—
Total	894,986	$52.39	4,022,313

(1)	Amounts in this column include outstanding restricted stock units.

(2)
Number of shares available for issuance includes 3,621,935 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2017 plus 400,378 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2017.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

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

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P 400 Midcap Index
August 21, 2013	$100	$100	$100
December 31, 2013	$107	$112	$112
December 31, 2014	$184	$125	$121
December 31, 2015	$156	$124	$117
December 31, 2016	$158	$135	$139
December 31, 2017	$207	$162	$158

Item 6.  SELECTED FINANCIAL DATA

(Thousands of dollars, except per share data)	2017	2016	2015	2014	2013
Results of Operations for the Year
Net sales and other operating revenues	$12,826,553	$11,594,553	$12,699,411	$16,986,014	$17,814,081
Net cash provided by operating activities	$283,625	$337,440	$215,838	$305,582	$356,698
Income from continuing operations	$245,264	$221,492	$137,591	$222,960	$154,135
Net income (loss)	$245,264	$221,492	$176,340	$243,863	$235,033
Per Common Share - diluted
Income (loss) from continuing operations	$6.78	$5.59	$3.14	$4.81	$3.29
Income (loss) from discontinued operations	$—	$—	$0.88	$0.45	$1.73
Net income (loss)	$6.78	$5.59	$4.02	$5.26	$5.02

Capital Expenditures for the Year
Marketing	$234,029	$239,095	$202,370	$131,139	$162,051
Corporate and other	39,693	24,761	9,477	4,200	8,169
Subtotal	$273,722	$263,856	$211,847	$135,339	$170,220
Discontinued operations	—	—	3,720	3,549	1,752
Total capital expenditures	$273,722	$263,856	$215,567	$138,888	$171,972

Financial condition at December 31
Current ratio	1.15	1.00	1.11	1.67	1.30
Working capital	$80,943	$994	$43,375	$277,633	$155,899
Net property, plant and equipment	$1,679,470	$1,532,655	$1,369,318	$1,248,081	$1,189,082
Total assets (at period end)	$2,331,039	$2,088,740	$1,886,241	$1,949,337	$1,888,564
Long-term debt (at period end)	$860,864	$629,622	$490,160	$488,250	$541,381
Stockholders' equity/net parent investment	$738,402	$697,076	$792,290	$858,705	$656,336
Long-term debt - percent of capital employed (1)	53.8%	47.5%	38.2%	36.2%	45.2%

Notes:
(1) Calculated as Long-Term Debt on the Balance Sheet divided by the sum of Long-Term Debt plus Stockholders' Equity.

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

•	Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2017.

•
Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2017. It also includes a discussion of our capital structure and available sources of liquidity.

•	Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business consists primarily of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  We market refined products through a network of retail gasoline stores and unbranded wholesale customers. Our owned retail stores are almost all located near Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2017, we had a total of 1,446 Company stores in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow over time and the gross margins we realize on those sales to remain strong, these gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2017 started the year in the low $50 per barrel range and dropped through mid-year to the low $40 per barrel range before recovering to $60 per barrel by December 2017. Margins in 2017 averaged the high end of our recent historical average of 14.0 cents per gallon due to the volatility in the price environment.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a companywide basis either favorably or unfavorably.  RIN prices were volatile in 2017, opening the year in the low $0.80 range, declining quickly to the mid $0.30 range and then increasing through the latter part of the year to the mid $0.90 range before settling in the high $0.60 range. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2017, we have $800 million of Senior Notes and $92 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At December 31, 2017, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2018 to range from approximately $225 million to $275 million depending on how many new sites are completed.  We intend to fund our capital program in 2018 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

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

Business Segments
Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 19 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2017.

Results of Operations

Consolidated Results

For the year ended December 31, 2017, the Company reported net income of $245.3 million or $6.78 per diluted share on revenue of $12.83 billion.  Net income was $221.5 million for 2016 or $5.59 per diluted share on revenue of $11.59 billion.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(thousands of dollars)	2017	2016	2015
Marketing	$295,322	$249,790	$159,796
Corporate and other assets	(50,058)	(28,298)	(22,205)
Subtotal	245,264	221,492	137,591
Discontinued operations	—	—	38,749
Net income	$245,264	$221,492	$176,340

Net income for 2017 increased compared to 2016 primarily due to:

•	Recognition of deferred tax benefits related to the passage of the Tax Cuts and Jobs Act;

•	Higher total fuel contribution due to improved retail fuel margins;

•	Higher merchandise contribution

Net income for 2016 increased compared to 2015 primarily due to:

•	Gain on the sale of Camline pipeline in 2016;

•	Higher RINs sales (volumes and prices) in the current year partially offset by increased cost of sales;

•	Increased merchandise margin compared to prior year

2017 versus 2016
Revenues for the year ended December 31, 2017 increased $1.23 billion, or 10.6%, compared to 2016.  Leading the improvement was an increase in retail fuel prices of 26 cents per gallon (cpg) for the full year. Partly offsetting the higher retail prices were lower total retail volumes of 1.3% due to increasing competition.
Cost of sales increased $1.19 billion, or 11.2%, compared to 2016.  This increase was due to higher wholesale prices of motor fuel for both retail and wholesale as a result of the increase in crude oil prices in the latter half of the year.
Station and other operating expenses were higher in 2017 than in 2016 due primarily to the addition of 45 new stores in 2017, along with 21 larger stores under our raze-and-rebuild program, compared to 67 stores added in 2016.  On an average per store month (APSM) basis, the expenses applicable to the retail marketing business decreased 2.6% in 2017.  The largest area of decrease was in labor and benefits which were improved in the current year due to initiatives undertaken over the prior two years.
Selling, general and administrative expenses for 2017 were higher by $18.5 million.  The 2017 amount contained higher labor and benefits due to increased head count combined with a $10 million charitable donation made as part of a tax planning strategy.
Net interest expense in 2017 increased by $7.0 million compared to 2016 due to the issuance of the 2027 Senior Notes early in the second quarter of 2017.

Income tax expense (benefit) is lower in 2017 by $135.8 million due to the enactment of the Tax Cuts and Jobs Act which resulted in the existing net deferred tax liabilities being revalued to lower Corporate tax rates.  The effective rate in 2017 is a benefit of 2.2% compared to expense of 37.1% for 2016.

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
Cost of sales declined $1.16 billion, or 9.9%, compared to 2015.  This decline was due to lower wholesale prices of motor fuel for both retail and wholesale as a result of the large decline in crude oil prices in the latter half of the year partially offset by higher cost of sales for merchandise.
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
Other nonoperating income (expense) improved $3.5 million in 2016 due to a favorable settlement of a liability related to the disposal of a pipeline interest.
Income tax expense was higher in 2016 by $49.8 million due to higher pre-tax earnings.  The effective rate in 2016 was 37.1% compared to an effective rate of 37.0% for 2015.  The rate in both years benefited from various state income tax benefits and recurring tax credits.
Income from discontinued operations was higher in the 2015 period by $38.7 million as the 2015 amount included the earnings from operations and the gain on sale of the Hereford facility while 2016 had no discontinued operations.

Segment Results

Marketing

Income from continuing operations in the Marketing segment for 2017 increased $45.5 million, or 18.2%, over 2016.  The primary reason for the increase was the revaluation of existing net deferred tax liabilities that generated a large deferred tax benefit combined with improved fuel and merchandise contributions. These improved results were partially offset by lower RINs sales and lower retail fuel volumes per store month.

The table below shows the results for the Marketing segment for the three years ended December 31, 2017 along with certain key metrics for the segment.

(Thousands of dollars, except volume per store month and margins)	Years Ended December 31,
Marketing Segment	2017	2016	2015

Operating revenues
Petroleum product sales	$10,287,856	$9,070,623	$10,304,689
Merchandise sales	2,372,658	2,338,586	2,273,888
Other	165,714	185,102	120,547
Total operating revenues	$12,826,228	$11,594,311	$12,699,124

Operating expenses
Petroleum product cost of goods sold	9,773,211	8,603,953	9,794,475
Merchandise cost of goods sold	1,991,404	1,974,486	1,946,423
Station and other operating expenses	514,866	493,320	486,383
Depreciation and amortization	110,530	92,242	81,348
Selling, general and administrative	141,170	122,669	129,277
Accretion of asset retirement obligations	1,784	1,650	1,521
Total operating expenses	$12,532,965	$11,288,320	$12,439,427
Gain (loss) on sale of assets	(3,950)	88,212	(4,658)
Income from operations	289,313	394,203	255,039

Other income (expense)
Interest expense	(83)	(53)	(20)
Other nonoperating income	3,169	2,857	434
Total other income (expense)	$3,086	$2,804	$414

Income from continuing operations
before income taxes	292,399	397,007	255,453
Income tax expense (benefit)	(2,923)	147,217	95,657
Income from continuing operations	$295,322	$249,790	$159,796

	Twelve Months Ended December 31,
Key Operating Metrics	2017	2016	2015
Total fuel contribution ($ Millions)	$677.7	$647.2	$626.7
Total fuel contribution (including retail, PS&W and RINS) (cpg)	16.4	15.4	14.9
Total retail fuel contribution ($ Millions)	$581.0	$485.8	$515.6
Retail fuel volume - chain (Million gal)	4,140.9	4,195.2	4,123.8
Retail fuel volume - per site (K gal APSM)	245.3	259.1	267.9
Retail fuel margin (cpg excl credit card fees)	14.0	11.6	12.5
PS&W including RINs contribution (cpg)	2.4	3.8	2.4

	Twelve Months Ended December 31,
Key Operating Metrics	2017	2016	2015
Total merchandise contribution ($ Millions)	$381.2	$364.1	$327.5
Total merchandise sales ($ Millions)	$2,372.7	$2,338.6	$2,273.9
Total merchandise sales ($K APSM)	$140.5	$144.4	$147.7
Merchandise unit margin (%)	16.1%	15.6%	14.4%
Tobacco contribution ($K APSM)	$13.3	$13.3	$12.5
Non-tobacco contribution ($K APSM)	$9.3	$9.2	$8.7
Total merchandise contribution ($K APSM)	$22.6	$22.5	$21.3

2017 versus 2016

Total fuel volumes for the year ended December 31, 2017 were down 1.3%.  Retail fuel volumes in 2017 on an APSM basis were lower by 5.3% compared to 2016. The decline in retail volumes on an APSM basis was due primarily to subdued retail demand and increased competitive pressures.
The Marketing segment had total revenues of $12.8 billion in 2017 compared to approximately $11.6 billion in 2016, an increase of $1.2 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2017 and $2.0 billion in 2016. Total fuel sales volumes per station averaged 245,307 gallons per month in 2017, down 5.3% from 259,059 gallons per month in the prior year. Retail fuel margin increased in 2017 to 14.0 cpg, compared to 11.6 cpg in the prior year. The higher fuel margins in the period were attributed to more volatility in 2017 compared to 2016. Total product supply and wholesale margin dollars excluding RINs declined in the current year, but this decline was more than offset by the sale of RINs. During 2017, operating income included $160.3 million from the sale of 224 million RINs at an average selling price of $0.72 per RIN compared to the 2016 inclusion of $181.1 million for the sale of 221 million RINs at an average price of $0.82 per RIN.
Merchandise sales were up 1.5% in 2017 to $2.4 billion. Merchandise margins increased 50 basis points, from 15.6% in 2016 to 16.1% in 2017. This improvement in margin was primarily caused by optimizing promotional programs and manufacturer price increases in tobacco along with new products at slightly better margins.  On an APSM basis, total merchandise sales were down 2.7% with tobacco products down 5.3%, partially offset by a 5.2% increase in non-tobacco sales.  Total margins on an APSM basis for 2017 were up 0.5% with tobacco margins down 0.2%, offset with a 1.4% increase in non-tobacco margins.
Station and other operating expenses increased $21.5 million in 2017 compared to 2016 levels, an increase of 4.4%. This increase in total dollars was due mainly to increased store count. On an APSM basis, amounts were lower in 2017. This decline was due primarily to lower labor and benefits costs due to the Company's labor initiatives in the current year. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were lower by 2.6% compared to 2016 levels.
Depreciation and amortization increased $18.3 million in 2017, an increase of 19.8%. This increase was caused by more stores operating in the 2017 period compared to the prior year.
Selling, general and administrative expenses increased $18.5 million in 2017 compared to 2016.  The higher SG&A costs in 2017 reflect higher costs associated with the Company's business improvement initiatives, including technology projects.
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
The Marketing segment had total revenues of $11.6 billion in 2016 compared to approximately $12.7 billion in 2015, a decrease of $1.1 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2016 and 2015. Total fuel sales volumes per station averaged 259,059 gallons per month in 2016, down 3.3% from 267,910 gallons per month in the prior year. Retail fuel margin decreased in 2016 to 11.6 cpg, compared to 12.5 cpg in the prior year. The lower fuel margins in the period were attributed to less volatility in 2016 compared to 2015. Total product supply and wholesale margin dollars excluding RINs declined in the current year. Also impacting operating income positively in the year ended December 31, 2016 was sale of RINs of $181.1 million compared to $117.5 million in the prior year.  During 2016, 221 million RINs were sold at an average selling price of $0.82 per RIN compared to 2015 when 218 million RINs sold at an average price of $0.54.
Merchandise sales were up 2.8% in 2016 to $2.3 billion. Merchandise margins increased 120 basis points, from 14.4% in 2015 to 15.6% in 2016. This improvement in margin was primarily caused by the transition of our primary merchandise supplier to Core-Mark early in 2016.  On an APSM basis, total merchandise sales were down 2.2% with tobacco products down 3.8%, partially offset by a 2.7% increase in non-tobacco sales.  Total margins on an APSM basis for 2016 were up 5.7% with tobacco margins up 6.3%, combined with a 4.8% increase in non-tobacco margins.
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
Corporate and other assets

2017 versus 2016
Income from continuing operations for Corporate and other assets declined in 2017 to a loss of $50.1 million compared to a loss of $28.3 million in 2016. The 2017 year included net interest expense of $46.7 million compared to net interest expense in 2016 of $39.7 million. The increase in net interest expense in 2017 was primarily due to the new 2027 Senior Notes of $300 million that were issued in early 2017. The remainder of the change between years was related to tax impacts from the adoption of the Tax Cuts and Jobs Act in 2017 that resulted from the revaluation of net deferred tax liabilities.

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

Discontinued Operations

2017 versus 2016
For both 2017 and 2016, the Company had no discontinued operations.

2016 versus 2015
For 2016, the Company had no discontinued operations compared to 2015 which contained the results of operations of Hereford for the 11 months of operation prior to the sale and the gain on sale of the plant, net of tax of $38.7 million.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2017.  EBITDA means net income (loss) plus net interest expense, plus income tax expense,

depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use Adjusted EBITDA in our operational and financial decision-making, believing that the measure is useful to eliminate certain items in order to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations.  Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance.  We believe that the presentation of Adjusted EBITDA provides useful information to investors because it allows understanding of a key measure that we evaluate internally when making operating and strategic decisions, preparing our annual plan and evaluating our overall performance. However, non-GAAP measures are not a substitute for GAAP disclosures, and EBITDA and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Thousands of dollars)	2017	2016	2015

Net income	$245,264	$221,492	$176,340
Income tax expense (benefit)	(5,242)	130,539	80,698
Interest expense, net of interest income	45,351	39,126	31,354
Depreciation and amortization	116,966	98,610	86,568
EBITDA	402,339	489,767	374,960

(Income) loss from discontinued operations, net of taxes	—	—	(38,749)
Accretion of asset retirement obligations	1,785	1,650	1,521
(Gain) loss on sale of assets	3,950	(88,212)	4,658
Other nonoperating (income) expense	(2,180)	(3,080)	463
Adjusted EBITDA	$405,894	$400,125	$342,853

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2017, we had $170.0 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.
We have borrowing capacity under a committed $450 million asset based loan facility (the "ABL facility") (subject to the borrowing base) and a $92 million term loan, as well as a $150 million incremental uncommitted facility.  At December 31, 2017 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes under our existing facility, including to support our operating model as described herein. Our borrowing base limit for the facility is approximately $258 million based on December 31, 2017 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
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

Operating Activities

Net cash provided by operating activities was $283.6 million for the year ended December 31, 2017 and $337.4 million for the comparable period in 2016, a decrease of 15.9%, primarily because of changes in deferred income taxes and changes in noncash working capital.  Net income improved $23.8 million in 2017 compared to 2016 and the amount of cash generated from drawdown of working capital in the 2017 period improved by $90.7 million.
Net cash provided by operating activities was $215.8 million in 2015. The primary reason for changes in the amounts between 2016 and 2015 related to higher net income and changes in noncash working capital.  Included in net cash provided by operating activities in 2015 were cash flows provided by discontinued operations of $17.9 million. These discontinued operations cash flows were generated from the disposed Hereford ethanol operations in 2015.
Investing Activities

For the year ended December 31, 2017, cash required by investing activities was $262.1 million compared to cash required by investing activities of $134.9 million in 2016. The investing cash increase of $127.3 million in 2017 was primarily due to capital expenditures in the current year that had virtually no offset from asset sales compared to 2016, which included asset sales proceeds and restricted cash changes. Capital expenditures in 2017 required cash of $258.3 million compared to $262.1 million in 2016.  The decrease in required cash is due to more land acquisitions in 2016.
In 2016, cash required by investing activities was $134.9 million while 2015 required cash from investing activities of $189.6 million due primarily to proceeds from asset sales partially offset by higher capital expenditures.  For 2015, virtually all of the cash used for investing activities related to capital expenditures to build 60 retail marketing locations.

Financing Activities

Financing activities in the year ended December 31, 2017 used cash of $5.3 million compared to a use of $151.1 million in the year ended December 31, 2016. This decreased use of cash was due to the issuance of the 2027 Senior Notes offset by increased share repurchases in 2017 and repayments of term loan amounts.  Net cash required by financing activities in 2015 was $252.0 million. In 2015, virtually all of the change in 2015 was due to stock repurchases.

Debt
 Our long-term debt at December 31, 2017 and 2016 was as set forth below:

	December 31,
(Thousands of dollars)	2017	2016
6.00% senior notes due 2023 (net of unamortized discount of $4,957 at 2017 and $5,826 at 2016)	$495,043	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,496 at 2017)	296,504	—
Term loan due 2020 (effective rate of 4.15% at December 31, 2017)	92,000	180,000
Capitalized lease obligations, vehicles, due through 2021	2,359	1,451
Unamortized debt issuance costs	(5,155)	(5,407)
Total long-term debt	880,751	670,218
Less current maturities	19,887	40,596
Total long-term debt, net of current	$860,864	$629,622

Senior Notes
On August 14, 2013, Murphy Oil USA, Inc., our primary operating subsidiary, issued the 6.00% Senior Notes due 2023 (the"2023 Senior Notes") in an aggregate principal amount of $500 million. The 2023 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2023 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.
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

Credit Facilities and Term Loan

On August 30, 2013, we entered into a credit agreement, which provided for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provided for a $200 million uncommitted incremental facility.   On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of the various covenants.   On March 10, 2016, we amended the agreement to extend the effective date of the ABL to March 10, 2021, added a $200 million term loan facility that was immediately drawn down and is due on March 10, 2020 and requires quarterly principal payments of $10 million that began July 1, 2016 (now $5 million per quarter), and reduced the uncommitted incremental facility to $150 million.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2017, our fixed charge coverage ratio was 0.67; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2017 was 0.23 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100.0 million and 40% of the lesser of the revolving commitments and the borrowing base).  As of December 31, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million while our fixed charge coverage ratio was less than 1.0 to 1.0. As of December 31, 2017, the Company had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2017.

(Thousands of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$885,906	$19,887	$41,248	$33,224	$791,547
Operating lease obligations	172,117	12,257	23,624	22,504	113,732
Purchase obligations (b)	199,420	183,364	16,056	—	—
Asset retirement obligations	154,105	—	—	—	154,105
Other long-term obligations, including interest on long-term debt	354,630	67,297	101,298	94,281	91,754

Total	$1,766,178	$282,805	$182,226	$150,009	$1,151,138

(a)	For additional information, see Note 7 “Long-Term Debt” in the accompanying audited consolidated financial statements.

(b)
Primarily includes ongoing new retail station construction in progress at December 31, 2017, commitments to purchase land, take-or-pay supply contracts and other services. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2017.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. We use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment which is primarily technology related. The following table outlines our capital spending and investments by segment for the three years ended December 31, 2017:

(Thousands of dollars)	2017	2016	2015
Marketing:
Company stores	$182,897	$199,534	$169,144
Terminals	2,261	1,770	5,426
Sustaining capital	48,871	37,791	27,800
Corporate and other assets	39,693	24,761	9,477
Discontinued operations	—	—	3,720
Total	$273,722	$263,856	$215,567

We currently expect capital expenditures for the full year 2018 to range from approximately $225 million to $275 million, including $175 million for retail growth, approximately $40 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including various corporate initiatives, and completion of our home office remodel. Maintenance capital includes a continuation of our refresh program at over 300 sites, along with increasing our supercooler installations to over 150 locations this year and other recurring projects to ensure great-looking stores. See Note 16 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2017 included in this Annual Report on Form 10-K.

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

We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 9 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2017 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2017, 2016 or 2015. See also Note 8 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2017.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to anticipated store openings, fuel margins, merchandise margins, sales of RINs and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult which may hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2017 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the three year period ended December 31, 2017 included in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-40, which follow the exhibit index of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and their report is included on page F-3 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2017 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2018 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2018 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2018 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2018 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2018 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	F-40

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
4.1
Indenture (including form of notes), dated August 14, 2013, among Murphy Oil USA, Inc., as the Issuer, Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013)

4.2
Registration Rights Agreement, dated August 14, 2013, among Murphy Oil USA, Inc., Murphy USA Inc., certain subsidiaries of Murphy USA Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013)

4.3
Indenture (including form of notes) dated as of April 25, 2017 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed April 25, 2017)

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
10.6
Credit Agreement, dated August 30, 2013, among Murphy USA Inc., Murphy Oil USA, Inc., the Borrowing Subsidiaries, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

10.7	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.8
Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017)† (incorporated by reference to Murphy USA Inc's Annual Report on Form 10-K filed February 22, 2017)

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

10.18	Consulting Agreement with former officer Marn Cheng (incorporated by reference to Murphy USA's Quarterly Report on Form 10-Q filed August 3, 2017)
12.1*	Ratio of Earnings to Fixed Charges
21*	List of Subsidiaries of Murphy USA
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 20, 2018
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 20, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Donald R. Smith, Jr.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated income statements, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  KPMG LLP

We have served as the Company’s auditor since 2013.

Shreveport, Louisiana
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated income statements, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II (collectively, the “consolidated financial statements"), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management - Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Shreveport, Louisiana
February 20, 2018

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2017	2016
Assets
Current assets
Cash and cash equivalents	$170,028	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,094 in 2017 and $1,891 in 2016	225,268	183,519
Inventories, at lower of cost or market	182,477	153,351
Prepaid expenses and other current assets	36,521	24,871
Total current assets	614,294	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $874,675 in 2017 and $780,426 in 2016	1,679,470	1,532,655
Other assets	37,275	40,531
Total assets	$2,331,039	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19,887	$40,596
Trade accounts payable and accrued liabilities	513,464	473,370
Income taxes payable	—	594
Total current liabilities	533,351	514,560
Long-term debt, including capitalized lease obligations	860,864	629,622
Deferred income taxes	154,245	204,656
Asset retirement obligations	28,159	26,200
Deferred credits and other liabilities	16,018	16,626
Total liabilities	1,592,637	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2017 and 2016, respectively)	468	468
Treasury stock (12,675,630 and 9,831,196 shares held at
December 31, 2017 and 2016, respectively)	(806,511)	(608,001)
Additional paid in capital (APIC)	549,910	555,338
Retained earnings	994,535	749,271
Total stockholders' equity	738,402	697,076
Total liabilities and stockholders' equity	$2,331,039	$2,088,740

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Thousands of dollars except per share amounts)	2017	2016	2015
Operating Revenues
Petroleum product sales (a)	$10,287,856	$9,070,623	$10,304,689
Merchandise sales	2,372,658	2,338,586	2,273,888
Other operating revenues	166,039	185,344	120,834
Total operating revenues	12,826,553	11,594,553	12,699,411
Operating Expenses
Petroleum product cost of goods sold (a)	9,773,211	8,603,953	9,794,475
Merchandise cost of goods sold	1,991,404	1,974,486	1,946,423
Station and other operating expenses	514,873	493,320	486,383
Depreciation and amortization	116,966	98,610	86,568
Selling, general and administrative	141,171	122,669	129,277
Accretion of asset retirement obligations	1,785	1,650	1,521
Total operating expenses	12,539,410	11,294,688	12,444,647
Gain (loss) on sale of assets	(3,950)	88,212	(4,658)
Income from operations	283,193	388,077	250,106
Other income (expense)
Interest income	1,309	578	2,177
Interest expense	(46,660)	(39,704)	(33,531)
Other nonoperating income (expense)	2,180	3,080	(463)
Total other income (expense)	(43,171)	(36,046)	(31,817)
Income from continuing operations before income taxes	240,022	352,031	218,289
Income tax expense (benefit)	(5,242)	130,539	80,698
Income from continuing operations	245,264	221,492	137,591
Income from discontinued operations, net of income taxes	—	—	38,749
Net Income	$245,264	$221,492	$176,340
Earnings per share - basic:
Income from continuing operations	$6.85	$5.64	$3.17
Income from discontinued operations	—	—	0.89
Net Income - basic	$6.85	$5.64	$4.06
Earnings per share - diluted:
Income from continuing operations	$6.78	$5.59	$3.14
Income from discontinued operations	—	—	0.88
Net Income - diluted	$6.78	$5.59	$4.02
Weighted-average shares outstanding (in thousands):
Basic	35,816	39,269	43,434
Diluted	36,156	39,646	43,794
Supplemental information:
(a) Includes excise taxes of:	$1,973,112	$1,961,478	$1,968,629

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Thousands of dollars)	2017	2016	2015
Operating Activities
Net income	$245,264	$221,492	$176,340
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of taxes	—	—	(38,749)
Depreciation and amortization	116,966	98,610	86,568
Deferred and noncurrent income tax charges (benefits)	(50,411)	40,407	40,556
Accretion of asset retirement obligations	1,785	1,650	1,521
Pretax (gains) losses from sale of assets	3,950	(88,212)	4,658
Net decrease (increase) in noncash operating working capital	(36,954)	53,726	(46,586)
Other operating activities - net	3,025	9,767	9,417
Net cash provided by continuing operations	283,625	337,440	233,725
Net cash provided by (used in) discontinued operations	—	—	(17,887)
Net cash provided by operating activities	283,625	337,440	215,838
Investing Activities
Property additions	(258,257)	(262,144)	(205,225)
Proceeds from sale of assets	887	85,327	729
Changes in restricted cash	—	68,571	(68,571)
Other investing activities - net	(4,737)	(28,963)	(2,889)
Investing activities of discontinued operations
Sales proceeds	—	—	93,765
Other	—	2,355	(7,443)
Net cash required by investing activities	(262,107)	(134,854)	(189,634)
Financing Activities
Purchase of treasury stock	(205,992)	(323,272)	(248,695)
Repayments of long-term debt	(131,412)	(20,438)	(146)
Additions to long-term debt	338,750	200,000	—
Debt issuance costs	(1,100)	(3,240)	(58)
Amounts related to share-based compensation	(5,549)	(4,158)	(3,075)
Net cash required by financing activities	(5,303)	(151,108)	(251,974)
Net change in cash and cash equivalents	16,215	51,478	(225,770)
Cash and cash equivalents at January 1	153,813	102,335	328,105
Cash and cash equivalents of continuing operations at December 31	$170,028	$153,813	$102,335

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Thousands of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2014	46,767,164	$468	$(51,073)	$557,871	$351,439	$858,705
Net income	—	—	—	—	176,340	176,340
Purchase of treasury stock	—	—	(248,695)	—	—	(248,695)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	5,629	(5,629)	—	—
Amounts related to share-based compensation	—	—	—	(3,075)	—	(3,075)
Share-based compensation expense	—	—	—	9,015	—	9,015
Balance as of December 31, 2015	46,767,164	468	(294,139)	558,182	527,779	792,290
Net income	—	—	—	—	221,492	221,492
Purchase of treasury stock	—	—	(323,272)	—	—	(323,272)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	9,410	(9,410)	—	—
Amounts related to share-based compensation	—	—	—	(2,748)	—	(2,748)
Share-based compensation expense	—	—	—	9,314	—	9,314
Balance as of December 31, 2016	46,767,164	468	(608,001)	555,338	749,271	697,076
Net income	—	—	—	—	245,264	245,264
Purchase of treasury stock	—	—	(205,992)	—	—	(205,992)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	7,482	(7,374)	—	108
Amounts related to share-based compensation	—	—	—	(5,549)	—	(5,549)
Share-based compensation expense	—	—	—	7,495	—	7,495
Balance as of December 31, 2017	46,767,164	$468	$(806,511)	$549,910	$994,535	$738,402

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

The business of Murphy USA Inc. and its subsidiaries (“Murphy USA” or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  Murphy USA was incorporated in March 2013. The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA.

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers. Murphy USA’s owned retail stores are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2017, Murphy USA had a total of 1,446 Company stores. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Note 2 – Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION – These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Murphy USA Inc. and its subsidiaries for all periods presented. All significant intercompany accounts and transactions within the consolidated financial statements have been eliminated.

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $1.97 billion in 2017, $1.96 billion in 2016, and $1.97 billion in 2015.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations, improvements to gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. In 2017, we revised the historical presentation of gains and losses on asset disposals or retirements to include them as a separate line item in income from operations. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized in 2017 was $3.8 million and $0.3 million in 2016.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2017 and December 31, 2016, the Company had no open LKE transactions with an intermediary.
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
ASSET RETIREMENT OBLIGATIONS – The Company records a liability for asset retirement obligations (“ARO”) equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. The ARO liability is estimated using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling service stations and site restoration are charged against the related liability. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability is recognized as a gain or loss in the Company’s Consolidated Income Statements.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. See Note 12 and Note 15 for further information about the Company’s derivatives.
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all awards that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 10 for a discussion of the basis of allocation of such costs.

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

The financial results of our Hereford plant through December 31, 2015 are presented as income from discontinued operations, net of income taxes on our Consolidated Income Statement. The results of the Hereford ethanol plant have been included along with "Corporate" as a reconciling item within our segment footnote. The following table presents financial results of the Hereford business:

Twelve months ended December 31,
(Thousands of dollars)	2015
Operating Revenues
Ethanol sales	$154,502
Total operating revenues	154,502
Operating expenses
Ethanol cost of goods sold	121,753
Station and other operating expenses	27,881
Depreciation and amortization	333
Selling, general and administrative expenses	1,382
Total operating expenses	151,349
Gain (loss) on sale of assets	60,782
Income from operations before taxes	63,935
Income taxes	25,186
Net income	$38,749
The following table presents cash flow of the Hereford ethanol plant:

Twelve months ended December 31,
(Thousands of dollars)	2015
Net cash provided by (used in) discontinued operating activities	$(17,887)
Net cash provided by (used in) discontinued investing activities	$86,322

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
Finished products - FIFO basis	$231,927	$207,903
Less LIFO reserve - finished products	(167,201)	(153,319)
Finished products - LIFO basis	64,726	54,584
Store merchandise for resale	104,789	95,649
Materials and supplies	12,962	3,118
Total inventories	$182,477	$153,351

At December 31, 2017 and 2016, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $167.2 million and $153.3 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

		December 31, 2017		December 31, 2016
(Thousands of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$586,502	$586,502	$577,743	$577,743
Pipeline and terminal facilities	16 to 25 years	72,019	42,975	67,946	41,218
Retail gasoline stations	3 to 50 years	1,752,555	968,900	1,565,275	867,165
Buildings	20 to 45 years	54,584	42,898	33,375	22,310
Other	3 to 20 years	88,485	38,195	68,742	24,219
		$2,554,145	$1,679,470	$2,313,081	$1,532,655

Depreciation expense of $115 million, $97 million and $86 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
Trade accounts payable	$339,606	$309,988
Excise taxes/withholdings payable	89,454	76,552
Accrued insurance obligations	21,404	21,631
Accrued taxes other than income	25,282	26,740
Other	37,718	38,459
Accounts payable and accrued liabilities	$513,464	$473,370

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Thousands of dollars)	2017	2016
6.00% senior notes due 2023 (net of unamortized discount of $4,957 at 2017 and $5,826 at 2016)	$495,043	$494,174
5.625% senior notes due 2027 (net of unamortized discount of $3,496 at 2017)	296,504	—
Term loan due 2020 (effective rate of 4.15% at December 31, 2017)	92,000	180,000
Capitalized lease obligations, vehicles, due through 2021	2,359	1,451
Unamortized debt issuance costs	(5,155)	(5,407)
Total long-term debt	880,751	670,218
Less current maturities	19,887	40,596
Total long-term debt, net of current	$860,864	$629,622

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

Credit Facilities and Term Loan

On August 30, 2013, we entered into a credit agreement, which provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $150 million term facility. It also provided for a $200 million uncommitted incremental facility.  On September 2, 2014, we amended the credit agreement to extend the maturity date to September 2, 2019 and amend the terms of the various covenants. On March 10, 2016, we amended the agreement to extend the effective date of the ABL to March 10, 2021, added a $200 million term loan facility that was immediately drawn down and is due on March 10, 2020 and requires quarterly principal payments of $10 million that began July 1, 2016 (now $5 million per quarter), and reduced the uncommitted incremental facility to $150 million.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2017, our fixed charge coverage ratio was 0.67; however, we had no debt outstanding under the facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2017 was 0.23 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base).  As of December 31, 2017, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100.0 million, while our fixed charge coverage ratio was less than 1.0 to 1.0. As of December 31, 2017, the Company had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 8 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2017 and 2016 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Thousands of dollars)	2017	2016
Balance at beginning of period	$26,200	$24,345
Accretion expense	1,785	1,650
Settlements of liabilities	(277)	(174)
Liabilities incurred	451	379
Balance at end of period	$28,159	$26,200

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 9 — Income Taxes

The components of income from continuing operations before income taxes for each of the three years ended December 31, 2017 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Thousands of dollars)	2017	2016	2015
Income (loss) from continuing operations before income taxes	$240,022	$352,031	$218,289
Income tax expense (benefit)
Federal - Current	$39,147	74,932	58,039
Federal - Deferred	(50,714)	38,807	15,853
State - Current and deferred	6,325	16,800	6,806
Total	$(5,242)	$130,539	$80,698

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Thousands of dollars)	2017	2016	2015
Income tax expense based on the U.S. statutory tax rate	$84,008	$123,211	$76,401
State income taxes, net of federal benefit	2,976	11,438	4,424
Effect of U.S. tax law change	(88,927)	—	—
Other, net	(3,299)	(4,110)	(127)
Total	$(5,242)	$130,539	$80,698

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Thousands of dollars)	2017	2016
Deferred tax assets
Property costs and asset retirement obligations	$2,833	$4,059
Employee benefits	4,382	10,742
Other deferred tax assets	3,436	7,623
Total gross deferred tax assets	10,651	22,424
Less valuation allowance	—	—
Net deferred tax assets	10,651	22,424
Deferred tax liabilities
Accumulated depreciation and amortization	(142,081)	(197,727)
State deferred taxes	(18,944)	(18,643)
Other deferred tax liabilities	(3,871)	(10,710)
Total gross deferred tax liabilities	(164,896)	(227,080)
Net deferred tax liabilities	$(154,245)	$(204,656)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, the Tax Cuts and Jobs Act ("the Act") was enacted, which made major changes to the Federal income tax system for corporations and individuals. Two key corporate provisions of the Act that impacted the Company in 2017 were the reduction of the Federal corporate income tax rate from 35% to 21% and the increase of Federal bonus depreciation from 50% to 100% on certain qualifying assets retroactive to September 27, 2017. As a result, the Company has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing and as a result has recorded $88.9 million as a tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount relates primarily to the remeasurement of certain deferred tax assets and liabilities based on the rates of which they are expected to reverse in the future.

In conjunction with the effectiveness of the Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the implications of U.S. GAAP in situations where the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company made its best estimate and has recorded provisional amounts related to certain equity and fixed asset temporary differences based on available information as of December 31, 2017. Additional work is necessary to finalize these amounts and any subsequent adjustments will be recorded as a component of tax expense in the 2018 quarter in which the analysis is completed.

Murphy Oil’s tax returns in multiple jurisdictions that include the Company are subject to audit by taxing authorities. These audits often take years to complete and settle. As of December 31, 2017, the earliest year remaining open for Federal audit and/or settlement is 2017 and for the states it ranges from 2012-2016.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

The FASB’s rules for accounting for income tax uncertainties clarify the criteria for recognizing uncertain income tax benefits and require additional disclosures about uncertain tax positions.  Under U.S. GAAP the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Liabilities associated with uncertain income tax positions are included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2017 and 2016 is shown in the following table.

	Year Ended December 31,
(Thousands of dollars)	2017	2016

Balance at January 1	$7,874	$5,450
Additions for tax positions related to prior years	4,406	3,771
Additions for tax positions related to current year	—	—
Settlements with taxing authorities	(5,451)	—
Expiration of statutes of limitation	(2,391)	(1,347)

Balance at December 31	$4,438	$7,874

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2017, 2016 and 2015 included interest and penalties of $0.4 million, $1.5 million and $0.7 million, respectively, associated with uncertain tax positions.

During the next twelve months, the Company currently expects to add immaterial amounts to the liability for uncertain taxes for 2018 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2018.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Income as a component of the provision for income taxes whereas they previously were recognized in paid-in-capital. Total excess tax benefits recognized in the twelve months ended December 31, 2017 was $2.2 million.

Note 10 — Incentive Plans

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

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan. During the period from August 30, 2013 to December 31, 2017, the Company granted a total of 1,878,065 awards from the MUSA 2013 Plan which leaves 3,621,935 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of grants under the Directors Plan.  Since 2013, 99,622 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 400,378 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.  All expense prior to August 30, 2013 was incurred under the 2007 Plan and the 2012 Plan while all amounts after August 30, 2013 were incurred in the MUSA 2013 Plan and the Directors Plan.

	December 31,
(Thousands of dollars)	2017	2016	2015
Compensation charged against income before income tax benefit	$7,495	$9,314	$9,015
Related income tax benefit recognized in income	$2,623	$3,259	$3,155
As of December 31, 2017, there was $14.7 million in compensation costs to be expensed over approximately the next 1.8 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.6 million, $1.6 million, and $3.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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

As a result of the separation from Murphy Oil, the unvested Murphy Oil options were replaced with an appropriate number of Company options bearing an exercise price that was adjusted to preserve the intrinsic value near the date of the separation in connection with the terms of the Employee Matters Agreement.  The grant date fair values of the options replaced with MUSA 2013 Plan awards ranged from $32.53 to $40.25.  Because of these adjustments, no further Black-Scholes fair values were required to be calculated for the post separation period.  The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MUSA common stock to Murphy Oil stockholders. As a result, no grant, exercise, or cancellation activity occurred on MUSA stock compensation awards during the year ended December 31, 2013. In February 2017, the Committee granted nonqualified stock options to certain employees of the Company.  Following are the assumptions used by the Company to value the original awards:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Fair value per option grant	$15.45	$16.08	$20.18
Assumptions
Dividend yield	—	—	—
Expected volatility	26.0%	26.1%	29.3%
Risk-free interest rate	1.65%	1.26%	1.52%
Expected life	4.2 years	5.7 years	5.0 years

Changes in options outstanding for Company employees during the period from December 31, 2014 to December 31, 2017 are presented in the following table:

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2014	660,635	$36.00
Granted at FMV	72,350	70.57
Vested and issued	(236,620)	33.80
Forfeited	(30,609)	40.21
Outstanding at December 31, 2015	465,756	42.22
Granted at FMV	96,500	59.11
Exercised	(126,969)	34.48
Forfeited	(14,350)	58.28
Outstanding at December 31, 2016	420,937	47.88
Granted at FMV	114,800	65.75
Exercised	(43,887)	37.41
Forfeited	(25,950)	63.63
Outstanding at December 31, 2017	465,900	$52.39

Exercisable at December 31, 2015	127,077	$36.71
Exercisable at December 31, 2016	218,937	$38.32
Exercisable at December 31, 2017	254,375	$42.80

Additional information about stock options outstanding at December 31, 2017 is shown below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$32.53 to $37.06	32,687	1.8	$1,518,763	32,687	1.8	$1,518,763
$37.07 to $39.45	264	0.1	11,428	264	0.1	11,428
$39.46 to $40.25	191,249	2.5	7,727,937	191,249	2.5	7,727,937
$40.26 to $70.57	241,700	5.3	3,773,099	30,175	3.9	295,413
	465,900	3.9	$13,031,227	254,375	2.6	$9,553,541

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. In 2017, the Committee granted time based restricted stock to a group of employees. These awards were granted under the MUSA 2013 Plan and vest over 3 years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Number of units)	Employee RSU's
Outstanding at December 31, 2014	397,015
Granted at FMV	55,450
Vested and issued	(66,116)
Forfeited	(30,049)
Outstanding at December 31, 2015	356,300
Granted	74,325
Vested and issued	(142,392)
Forfeited	(18,888)
Outstanding at December 31, 2016	269,345
Granted	111,471
Vested and issued	(60,688)
Forfeited	(61,112)
Outstanding at December 31, 2017	259,016

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2017, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $94.51 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $65.75 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

(Number of units)	Employee PSU's
Outstanding at December 31, 2014	72,000
Granted	40,400
Vested and issued	—
Forfeited	(10,006)
Outstanding at December 31, 2015	102,394
Granted	53,300
Vested and issued	—
Forfeited	(7,954)
Outstanding at December 31, 2016	147,740
Granted	53,800
Vested and issued	(60,816)
Forfeited	(16,000)
Outstanding at December 31, 2017	124,724

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Number of units)	Director RSU's
Outstanding at December 31, 2014	50,850
Granted	12,924
Vested and issued	—
Forfeited	—
Outstanding at December 31, 2015	63,774
Granted	19,900
Vested and issued	(34,332)
Forfeited	—
Outstanding at December 31, 2016	49,342
Granted	15,948
Vested and issued	(19,944)
Forfeited	—
Outstanding at December 31, 2017	45,346

Note 11 — Employee and Retiree Benefit Plans

THRIFT PLAN – At the time of the spin-off, Murphy USA set up a new qualified defined contribution plan for full-time employees with an asset transfer from the Murphy Oil defined contribution plan.  Most full-time employees of the Company may participate in savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s combined expenses related for this plan were $12.1 million in 2017, $10.5 million in 2016 and $9.2 million in 2015.

PROFIT SHARING PLAN – Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $2.2 million in 2017, $1.8 million in 2016 and $1.8 million in 2015.

Note 12 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of December 31, 2017, all current derivative activity is immaterial.

At December 31, 2017 and 2016 cash deposits of $2.7 million and $1.8 million, respectively, related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2017 and 2016.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Earnings Per Share

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

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. For the years ended December 31, 2017 and 2016, the Company acquired 2,586,190 and 4,903,198 shares of common stock for an average price of $68.34 and $65.93, respectively, per share including brokerage fees which included completion of the $500 million repurchase program. Based on market conditions and other factors, the Company repurchased an additional 379,054 common shares for $29 million, with an average price of $77.20, during the fourth quarter of 2017.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(Thousands of dollars except per share amounts)	2017	2016	2015
Earnings per common share:
Net income per share - basic
Income from continuing operations	$245,264	$221,492	$137,591
Income from discontinued operations	$—	$—	$38,749
Net income attributable to common stockholders	$245,264	$221,492	$176,340

Weighted average common shares outstanding (in thousands)	35,816	39,269	43,434
Earnings per share:
Continuing operations	$6.85	$5.64	$3.17
Discontinued operations	$—	$—	$0.89
Total earnings per share	$6.85	$5.64	$4.06

Earnings per common share - assuming dilution:	Years ended December 31,
	2017	2016	2015
Net income per share - diluted
Income from continuing operations	$245,264	$221,492	$137,591
Income from discontinued operations	$—	$—	$38,749
Net income attributable to common stockholders	$245,264	$221,492	$176,340
Weighted average common shares outstanding (in thousands)	35,816	39,269	43,434
Common equivalent shares:
Share-based awards	340	377	360
Weighted average common shares outstanding - assuming dilution (in thousands)	36,156	39,646	43,794

Earnings per share:
Continuing operations	$6.78	$5.59	$3.14
Discontinued operations	$—	$—	$0.88
Earnings per share - assuming dilution	$6.78	$5.59	$4.02

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restrictive stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 14 — Other Financial Information

OTHER OPERATING REVENUES – Other operating revenues in the Consolidated Income Statements includes the following items:

(Thousands of dollars)	2017	2016	2015
Renewable Identification Numbers (RINs) sales	$160,279	$181,138	$117,513
Other	5,760	4,206	3,321
Total other operating revenue	$166,039	$185,344	$120,834

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $51.7 million, $70.8 million and $113.5 million for the three years ended December 31, 2017, 2016 and 2015, respectively. Interest paid, net of amounts capitalized, was $41.5 million, $37.1 million and $31.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CHANGES IN WORKING CAPITAL -

(Thousands of dollars)	2017	2016	2015
Accounts receivable	$(41,673)	$(47,203)	$2,857
Inventories	(16,344)	2,143	1,121
Prepaid expenses and other current assets	(5,184)	13,705	(27,107)
Accounts payable and accrued liabilities	26,841	83,384	1,043
Income taxes payable	(594)	1,697	(25,599)
Current deferred income tax liabilities	—	—	1,099
Net decrease (increase) in noncash operating working capital	$(36,954)	$53,726	$(46,586)

Note 15 — Assets and Liabilities Measured at Fair Value

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

At the balance sheet date, the fair value of derivatives contracts was determined using NYMEX quoted values but were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities approximates fair value.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2017 and 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2017		December 31, 2016
	Carrying		Carrying
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(880,751)	$(904,931)	$(670,218)	$(690,114)

Note 16 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $12.3 million in 2018, $11.9 million in 2019, $11.7 million in 2020, $11.5 million in 2021, and $11.0 million in 2022.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $14.0 million in 2017, $23.2 million in 2016 and $22.4 million in 2015.  Operating lease expense related to discontinued operations was $2.7 million in 2015.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments for capital expenditures were approximately $180.8 million at December 31, 2017, including $158.8 million for construction of future Murphy USA and Murphy Express gasoline stations (including land) in process at year-end, along with $9.8 million for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply our waterborne terminals with a noncancelable remaining term of one year. At December 31, 2017, our minimum annual payments under our take-or-pay contracts are estimated to be $9.5 million in 2018. To estimate our annual commitments under this supply arrangement, we applied Argus posted pricing as of December 31, 2017 on the refined product mix to be delivered under the contract's minimum purchase requirements.

Note 17 — Contingencies

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Although the Company believes it has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws, the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. With respect to the previously owned refinery properties, Murphy Oil retained those liabilities in the Separation and Distribution agreement that was entered into related to the separation on August 30, 2013.  With respect to any remaining potential liabilities, the Company believes costs related to these sites will not have a material adverse effect on Murphy USA’s net income, financial position or liquidity in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2017, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2017. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

The Company was contacted by the State of Mississippi to settle alleged violations of the state's Petroleum Underground Storage Tank system requirements at several of the Company's facilities. Based on discussions to date, the civil penalty is anticipated to be approximately $0.1 million. We are negotiating this matter with the state's Department of Environmental Quality in order to establish a consent agreement and resolve any allegations of non-compliance. We do not anticipate that the resolution of this matter will have a material impact on our results of operations or financial condition.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2017, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.5 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2017, the Company had contingent liabilities of $15.4 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 18 — Recent Accounting and Reporting Rules

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in the Accounting Standards Codification (“Codification”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 beginning January 1, 2018 using the modified retrospective approach applied to those contracts that were not completed at that date. Prior periods will not be

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retrospectively adjusted. The Company has completed its analysis to identify all revenue streams, and has determined the impact the ASU will have on these various revenue streams and the consolidated financial statements and believes that impact is immaterial. The Company has implemented new controls and processes to compliment the new guidance.

The Company currently presents excise tax and other similar taxes collected on sales of refined products and remitted to governmental agencies on a gross basis, in both revenues and cost of petroleum products sold in the income statement.  ASU 2014-09 requires the Company to either analyze each tax on a jurisdiction-by-jurisdiction basis to determine if it is the principal in the transaction and continue to present the tax on a gross basis or elect to report all taxes on a net basis.  The Company will elect to assess all excise and other similar taxes on a jurisdiction-by-jurisdiction basis resulting in certain taxes to be presented on a net basis upon adoption of ASU 2014-09, thus reducing revenue in the income statement with no impact to net income or cash flows.  The Company does not expect the impact on reported revenue for the year ended December 31, 2018 to be material.

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

The primary impact of adoption for the twelve month period ended December 31, 2017 was the recognition of $2.2 million of excess tax benefits in the provision for income taxes rather than paid-in-capital for the current period. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2017, where the cumulative effect of those changes is required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Business Segments

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

Segment Information		Corporate and	Discontinued
(Thousands of dollars)	Marketing	Other Assets	Operations	Consolidated
Year ended December 31, 2017
Segment income (loss)	$295,322	(50,058)	—	$245,264
Revenues from external customers	12,826,228	325	—	12,826,553
Interest income	—	1,309	—	1,309
Interest expense	(83)	(46,577)	—	(46,660)
Income tax expense (benefit)	(2,923)	(2,319)	—	(5,242)
Significant noncash charges (credits)
Depreciation and amortization	110,530	6,436	—	116,966
Accretion of asset retirement obligations	1,785	—	—	1,785
Deferred and noncurrent income taxes (benefits)	(61,299)	10,888	—	(50,411)
Additions to property, plant and equipment	234,029	39,693	—	273,722
Total assets at year-end	$2,023,376	307,663	—	$2,331,039

Year ended December 31, 2016
Segment income (loss)	$249,790	(28,298)	—	$221,492
Revenues from external customers	11,594,311	242	—	11,594,553
Interest income	—	578	—	578
Interest expense	(53)	(39,651)	—	(39,704)
Income tax expense (benefit)	147,217	(16,678)	—	130,539
Significant noncash charges (credits)
Depreciation and amortization	92,242	6,368	—	98,610
Accretion of asset retirement obligations	1,650	—	—	1,650
Deferred and noncurrent income taxes (benefits)	51,290	(10,883)	—	40,407
Additions to property, plant and equipment	239,095	24,761	—	263,856
Total assets at year-end	$1,858,055	230,685	—	$2,088,740

Year ended December 31, 2015
Segment income (loss)	$159,796	(22,205)	38,749	$176,340
Revenues from external customers	12,699,124	287	—	12,699,411
Interest income	—	2,177	—	2,177
Interest expense	(20)	(33,511)	—	(33,531)
Income tax expense (benefit)	95,657	(14,959)	—	80,698
Significant noncash charges (credits)
Depreciation and amortization	81,349	5,219	—	86,568
Accretion of asset retirement obligations	1,521	—	—	1,521
Deferred and noncurrent income taxes (benefits)	42,593	(2,037)	—	40,556
Additions to property, plant and equipment	202,371	9,477	3,720	215,568
Total assets at year-end	$1,727,131	159,110	—	$1,886,241

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Guarantor Subsidiaries

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
 CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$169,978	$50	$—	$—	$170,028
Accounts receivable—trade, less allowance for doubtful accounts of $1,094 in 2017	—	225,268	—	—	—	225,268
Inventories, at lower of cost or market	—	182,477	—	—	—	182,477
Prepaid expenses and other current assets	—	36,507	14	—	—	36,521
Total current assets	—	614,230	64	—	—	614,294
Property, plant and equipment, at cost less accumulated depreciation and amortization of $874,675 in 2017	—	1,678,298	1,172	—	—	1,679,470
Investments in subsidiaries	2,223,374	144,898	—	—	(2,368,272)	—
Other assets	—	37,275	—	—	—	37,275
Total assets	$2,223,374	$2,474,701	$1,236	$—	$(2,368,272)	$2,331,039
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19,887	$—	$—	$—	$19,887
Inter-company accounts payable	829,202	(624,065)	(50,799)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	513,471	(7)	—	—	513,464
Income taxes payable	—	—	—	—	—	—
Total current liabilities	829,202	(90,707)	(50,806)	(154,338)	—	533,351
Long-term debt, including capitalized lease obligations	—	860,864	—	—	—	860,864
Deferred income taxes	—	154,245	—	—	—	154,245
Asset retirement obligations	—	28,159	—	—	—	28,159
Deferred credits and other liabilities	—	16,018	—	—	—	16,018
Total liabilities	829,202	968,579	(50,806)	(154,338)	—	1,592,637
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2017)	468	1	60	—	(61)	468
Treasury stock (12,675,630 shares held at December 31, 2017)	(806,511)	—	—	—	—	(806,511)
Additional paid in capital (APIC)	1,205,680	573,065	52,004	87,543	(1,368,382)	549,910
Retained earnings	994,535	933,056	(22)	66,795	(999,829)	994,535
Total stockholders' equity	1,394,172	1,506,122	52,042	154,338	(2,368,272)	738,402
Total liabilities and stockholders' equity	$2,223,374	$2,474,701	$1,236	$—	$(2,368,272)	$2,331,039

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Thousands of dollars)	December 31, 2016
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$153,813	$—	$—	$—	$153,813
Accounts receivable—trade, less allowance for doubtful accounts of $1,891 in 2016	—	183,519	—	—	—	183,519
Inventories, at lower of cost or market	—	153,351	—	—	—	153,351
Prepaid expenses and other current assets	—	24,871	—	—	—	24,871
Total current assets	—	515,554	—	—	—	515,554
Property, plant and equipment, at cost less accumulated depreciation and amortization of $780,426 in 2016	—	1,532,655	—	—	—	1,532,655
Investments in subsidiaries	1,978,110	144,917	—	—	(2,123,027)	—
Other assets	—	40,531	—	—	—	40,531
Total assets	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$40,596	$—	$—	$—	$40,596
Inter-company accounts payable	623,316	(416,914)	(52,064)	(154,338)	—	—
Trade accounts payable and accrued liabilities	—	473,370	—	—	—	473,370
Income taxes payable	—	591	3	—	—	594
Total current liabilities	623,316	97,643	(52,061)	(154,338)	—	514,560
Long-term debt, including capitalized lease obligations	—	629,622	—	—	—	629,622
Deferred income taxes	—	204,656	—	—	—	204,656
Asset retirement obligations	—	26,200	—	—	—	26,200
Deferred credits and other liabilities	—	16,626	—	—	—	16,626
Total liabilities	623,316	974,747	(52,061)	(154,338)	—	1,391,664
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2016)	468	1	60	—	(61)	468
Treasury stock (9,831,196 shares held at December 31, 2016)	(608,001)	—	—	—	—	(608,001)
Additional paid in capital (APIC)	1,213,056	571,117	52,004	87,543	(1,368,382)	555,338
Retained earnings	749,271	687,792	(3)	66,795	(754,584)	749,271
Total stockholders' equity	1,354,794	1,258,910	52,061	154,338	(2,123,027)	697,076
Total liabilities and stockholders' equity	$1,978,110	$2,233,657	$—	$—	$(2,123,027)	$2,088,740

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$10,287,856	$—	$—	$—	$10,287,856
Merchandise sales	—	2,372,658	—	—	—	2,372,658
Other operating revenues	—	166,037	2	—	—	166,039
Total operating revenues	—	12,826,551	2	—	—	12,826,553
Operating expenses
Petroleum product cost of goods sold	—	9,773,211	—	—	—	9,773,211
Merchandise cost of goods sold	—	1,991,404	—	—	—	1,991,404
Station and other operating expenses	—	514,866	7	—	—	514,873
Depreciation and amortization	—	116,942	24	—	—	116,966
Selling, general and administrative	—	141,170	1	—	—	141,171
Accretion of asset retirement obligations	—	1,785	—	—	—	1,785
Total operating expenses	—	12,539,378	32	—	—	12,539,410
Gain (loss) on sale of assets	—	(3,950)	—	—	—	(3,950)
Income from operations	—	283,223	(30)	—	—	283,193
Other income (expense)
Interest income	—	1,309	—	—	—	1,309
Interest expense	—	(46,660)	—	—	—	(46,660)
Other nonoperating income	—	2,180	—	—	—	2,180
Total other income (expense)	—	(43,171)	—	—	—	(43,171)
Income from continuing operations before income taxes	—	240,052	(30)	—	—	240,022
Income tax expense (benefit)	—	(5,231)	(11)	—	—	(5,242)
Income (loss)	—	245,283	(19)	—	—	245,264
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	245,264	(19)	—	—	(245,245)	—
Net Income (Loss)	$245,264	$245,264	$(19)	$—	$(245,245)	$245,264

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$9,070,623	$—	$—	$—	$9,070,623
Merchandise sales	—	2,338,586	—	—	—	2,338,586
Ethanol sales and other	—	185,344	—	—	—	185,344
Total operating revenues	—	11,594,553	—	—	—	11,594,553
Operating Expenses
Petroleum product cost of goods sold	—	8,603,953	—	—	—	8,603,953
Merchandise cost of goods sold	—	1,974,486	—	—	—	1,974,486
Station and other operating expenses	—	493,320	—	—	—	493,320
Depreciation and amortization	—	98,610	—	—	—	98,610
Selling, general and administrative	—	122,668	1	—	—	122,669
Accretion of asset retirement obligations	—	1,650	—	—	—	1,650
Total operating expenses	—	11,294,687	1	—	—	11,294,688
Gain (loss) on sale of assets	—	88,212	—	—	—	88,212
Income from operations	—	388,078	(1)	—	—	388,077
Other income (expense)
Interest income	—	578	—	—	—	578
Interest expense	—	(39,704)	—	—	—	(39,704)
Other nonoperating income	—	3,080	—	—	—	3,080
Total other income (expense)	—	(36,046)	—	—	—	(36,046)
Income from continuing operations before income taxes	—	352,032	(1)	—	—	352,031
Income tax expense (benefit)	—	130,539	—	—	—	130,539
Income from continuing operations	—	221,493	(1)	—	—	221,492
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—
Equity earnings in affiliates, net of tax	221,492	(1)	—	—	(221,491)	—
Net Income	$221,492	$221,492	$(1)	$—	$(221,491)	$221,492

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Thousands of dollars)	Year ended December 31, 2015
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$10,424,855	$—	$—	$(120,166)	$10,304,689
Merchandise sales	—	2,273,888	—	—	—	2,273,888
Ethanol sales and other	—	120,834	—	—	—	120,834
Total operating revenues	—	12,819,577	—	—	(120,166)	12,699,411
Operating expenses
Petroleum product cost of goods sold	—	9,914,641	—	—	(120,166)	9,794,475
Merchandise cost of goods sold	—	1,946,423	—	—	—	1,946,423
Station and other operating expenses	—	486,383	—	—	—	486,383
Depreciation and amortization	—	86,568	—	—	—	86,568
Selling, general and administrative	—	129,276	1	—	—	129,277
Accretion of asset retirement obligations	—	1,521	—	—	—	1,521
Total operating expenses	—	12,564,812	1	—	(120,166)	12,444,647
Gain (loss) on sale of assets	—	(4,658)	—	—	—	(4,658)
Income from operations	—	250,107	(1)	—	—	250,106
Other income (expense)
Interest income	—	2,177	—	—	—	2,177
Interest expense	—	(33,531)	—	—	—	(33,531)
Other nonoperating income	—	(463)	—	—	—	(463)
Total other income (expense)	—	(31,817)	—	—	—	(31,817)
Income from continuing operations before income taxes	—	218,290	(1)	—	—	218,289
Income tax expense (benefit)	—	80,698	—	—	—	80,698
Income from continuing operations	—	137,592	(1)	—	—	137,591
Income from discontinued operations, net of income taxes	—	—	—	38,749	—	38,749
Equity earnings in affiliates, net of tax	176,340	(22,731)	—	(61,479)	(92,130)	—
Net Income	$176,340	$114,861	$(1)	$(22,730)	$(92,130)	$176,340

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Thousands of dollars)	Year ended December 31, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245,264	$245,264	$(19)	$—	$(245,245)	$245,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	116,942	24	—	—	116,966
Deferred and noncurrent income tax charges (benefits)	—	(50,411)	—	—	—	(50,411)
Accretion of asset retirement obligations	—	1,785	—	—	—	1,785
(Gain) loss from sale of assets	—	3,950	—	—	—	3,950
Net decrease (increase) in noncash operating working capital	—	(36,933)	(21)	—	—	(36,954)
Equity in earnings	(245,264)	19	—	—	245,245	—
Other operating activities - net	—	3,025	—	—	—	3,025
Net cash provided by (required by) operating activities	—	283,641	(16)	—	—	283,625
Investing Activities
Property additions	—	(257,062)	(1,195)	—	—	(258,257)
Proceeds from sale of assets	—	887	—	—	—	887
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	(4,737)	—	—	—	(4,737)
Sales proceeds	—	—	—	—	—	—
Other	—	—	—	—	—	—
Net cash provided by (required by) investing activities	—	(260,912)	(1,195)	—	—	(262,107)
Financing Activities
Purchase of treasury stock	(205,992)	—	—	—	—	(205,992)
Repayments of long-term debt	—	(131,412)	—	—	—	(131,412)
Additions to long-term debt	—	338,750	—	—	—	338,750
Debt issuance costs	—	(1,100)	—	—	—	(1,100)
Amounts related to share-based compensation	—	(5,549)	—	—	—	(5,549)
Net distributions to parent	205,992	(207,253)	1,261	—	—	—
Net cash provided by (required by) financing activities	—	(6,564)	1,261	—	—	(5,303)
Net change in cash and cash equivalents	—	16,165	50	—	—	16,215
Cash and cash equivalents at January 1	—	153,813	—	—	—	153,813
Cash and cash equivalents at December 31	$—	$169,978	$50	$—	$—	$170,028
Less: Cash and cash equivalents held for sale	—	—	—	—	—	—
Cash and cash equivalents of continuing operations at December 31	$—	$169,978	$50	$—	$—	$170,028

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Thousands of dollars)	Year ended December 31, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$221,492	$221,492	$(1)	$—	$(221,491)	$221,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	—	—	—
Depreciation and amortization	—	98,610	—	—	—	98,610
Deferred and noncurrent income tax charges (credits)	—	40,407	—	—	—	40,407
Accretion of asset retirement obligations	—	1,650	—	—	—	1,650
Pretax gains from sale of assets	—	(88,212)	—	—	—	(88,212)
Net decrease (increase) in noncash operating working capital	—	53,726	—	—	—	53,726
Equity in earnings	(221,492)	1	—	—	221,491	—
Other operating activities - net	—	9,767	—	—	—	9,767
Net cash provided by (used in) continuing operations	—	337,441	(1)	—	—	337,440
Net cash provided by discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) operating activities	—	337,441	(1)	—	—	337,440
Investing Activities
Property additions	—	(262,144)	—	—	—	(262,144)
Proceeds from sale of assets	—	85,327	—	—	—	85,327
Changes in restricted cash	—	68,571	—	—	—	68,571
Other investing activities - net	—	(28,963)	—	—	—	(28,963)
Sales proceeds	—	—	—	—	—	—
Other	—	2,355	—	—	—	2,355
Net cash provided by (required by) investing activities	—	(134,854)	—	—	—	(134,854)
Financing Activities
Purchase of treasury stock	(323,272)	—	—	—	—	(323,272)
Repayments of long-term debt	—	(20,438)	—	—	—	(20,438)
Additions to long-term debt	—	200,000	—	—	—	200,000
Debt issuance costs	—	(3,240)	—	—	—	(3,240)
Amounts related to share-based compensation	—	(4,158)	—	—	—	(4,158)
Net distributions to parent	323,272	(323,273)	1	—	—	—
Net cash provided by (required by) financing activities	—	(151,109)	1	—	—	(151,108)
Net change in cash and cash equivalents	—	51,478	—	—	—	51,478
Cash and cash equivalents at January 1	—	102,335	—	—	—	102,335
Cash and cash equivalents at December 31	$—	$153,813	$—	$—	$—	$153,813
Less: Cash and cash equivalents held for sale	—	—	—	—	—	—
Cash and cash equivalents of continuing operations at December 31	$—	$153,813	$—	$—	$—	$153,813

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Thousands of dollars)	Year ended December 31, 2015
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$176,340	$114,861	$(1)	$(22,730)	$(92,130)	$176,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations, net of tax	—	—	—	(38,749)	—	(38,749)
Depreciation and amortization	—	86,568	—	—	—	86,568
Deferred and noncurrent income tax charges (credits)	—	40,556	—	—	—	40,556
Accretion of asset retirement obligations	—	1,521	—	—	—	1,521
Pretax gains from sale of assets	—	4,658	—	—	—	4,658
Net decrease (increase) in noncash operating working capital	—	(46,586)	—	—	—	(46,586)
Equity in earnings	(176,340)	22,731	—	61,479	92,130	—
Other operating activities - net	—	9,417	—	—	—	9,417
Net cash provided by (used in) continuing operations	—	233,726	(1)	—	—	233,725
Net cash provided by discontinued operations	—	—	—	(17,887)	—	(17,887)
Net cash provided by (used in) operating activities	—	233,726	(1)	(17,887)	—	215,838
Investing Activities
Property additions	—	(205,225)	—	—	—	(205,225)
Proceeds from sale of assets	—	729	—	—	—	729
Changes in restricted cash	—	(68,571)	—	—	—	(68,571)
Other investing activities - net	—	(2,889)	—	—	—	(2,889)
Sales proceeds	—	—	—	93,765	—	93,765
Other	—	—	—	(7,443)	—	(7,443)
Net cash provided by (required by) investing activities	—	(275,956)	—	86,322	—	(189,634)
Financing Activities
Purchase of treasury stock	(248,695)	—	—	—	—	(248,695)
Repayments of long-term debt	—	(146)	—	—	—	(146)
Additions to long-term debt	—	—	—	—	—	—
Debt issuance costs	—	(58)	—	—	—	(58)
Amounts related to share-based compensation	—	(3,075)	—	—	—	(3,075)
Net distributions to parent	248,695	(179,319)	1	(69,377)	—	—
Net cash provided by (required by) financing activities	—	(182,598)	1	(69,377)	—	(251,974)
Net change in cash and cash equivalents	—	(224,828)	—	(942)	—	(225,770)
Cash and cash equivalents at January 1	—	327,163	—	942	—	328,105
Cash and cash equivalents at December 31	$—	$102,335	$—	$—	$—	$102,335
Less: Cash and cash equivalents held for sale	—	—	—	—	—	—
Cash and cash equivalents of continuing operations at December 31	$—	$102,335	$—	$—	$—	$102,335

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2017	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
Issuance of common stock	7,482	—	—	—	—	7,482
Repurchase of common stock	(205,992)	—	—	—	—	(205,992)
Balance as of December 31, 2017	$(806,511)	$—	$—	$—	$—	$(806,511)
APIC
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Issuance of common stock	(7,374)	—	—	—	—	(7,374)
Amounts related to share-based compensation	—	(5,549)	—	—	—	(5,549)
Share-based compensation expense	—	7,495	—	—	—	7,495
Balance as of December 31, 2017	$1,205,682	$573,063	$52,004	$87,543	$(1,368,382)	$549,910
Retained Earnings
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271
Net income	245,264	245,264	(19)	—	(245,245)	245,264
Balance as of December 31, 2017	$994,535	$933,056	$(22)	$66,795	$(999,829)	$994,535

CONSOLIDATING STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2016	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
Issuance of common stock	9,410	—	—	—	—	9,410
Repurchase of common stock	(323,272)	—	—	—	—	(323,272)
Balance as of December 31, 2016	$(608,001)	$—	$—	$—	$—	$(608,001)
APIC
Balance as of December 31, 2015	$1,222,466	$564,551	$52,004	$87,543	$(1,368,382)	$558,182
Issuance of common stock	(9,410)	—	—	—	—	(9,410)
Amounts related to share-based compensation	—	(2,748)	—	—	—	(2,748)
Reclassification of equity	—	—	—	—	—	—
Share-based compensation expense	—	9,314	—	—	—	9,314
Balance as of December 31, 2016	$1,213,056	$571,117	$52,004	$87,543	$(1,368,382)	$555,338
Retained Earnings
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779
Net income	221,492	221,492	(1)	—	(221,491)	221,492
Balance as of December 31, 2016	$749,271	$687,792	$(3)	$66,795	$(754,584)	$749,271

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Thousands of dollars)	Year ended December 31, 2015
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2014	$468	$1	$60	$—	$(61)	$468
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2015	$468	$1	$60	$—	$(61)	$468
Treasury Stock
Balance as of December 31, 2014	$(51,073)	$—	$—	$—	$—	$(51,073)
Issuance of common stock	5,629	—	—	—	—	5,629
Repurchase of common stock	(248,695)	—	—	—	—	(248,695)
Balance as of December 31, 2015	$(294,139)	$—	$—	$—	$—	$(294,139)
APIC
Balance as of December 31, 2014	$1,228,095	$558,611	$52,004	$35,677	$(1,316,516)	$557,871
Issuance of common stock	(5,629)	—	—	—	—	(5,629)
Amounts related to share-based compensation	—	(3,075)	—	51,866	(51,866)	(3,075)
Share-based compensation expense	—	9,015	—	—	—	9,015
Balance as of December 31, 2015	$1,222,466	$564,551	$52,004	$87,543	$(1,368,382)	$558,182
Retained Earnings
Balance as of December 31, 2014	$351,439	$351,439	$(1)	$89,525	$(440,963)	$351,439
Net income	176,340	114,861	(1)	(22,730)	(92,130)	176,340
Balance as of December 31, 2015	$527,779	$466,300	$(2)	$66,795	$(533,093)	$527,779

Note 21 – Subsequent Event

In December 2017, the Fifth Circuit Court of Appeals affirmed an award to the Company of $58.7 million arising from damages incurred in connection with the 2010 Deepwater Horizon oil spill. After the payment of all fees and expenses, the Company received $47.0 million in February 2018 and this amount will be recognized as income in the first quarter of 2018.

Murphy USA Inc.
Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2017
Sales and other operating revenues	$2,999.6	$3,211.1	$3,236.3	$3,379.5	$12,826.6
Income (loss) from continuing operations before income taxes	$(9.8)	$89.9	$108.7	$51.2	$240.0
Income (loss) from continuing operations	$(3.0)	$55.5	$67.9	$124.9	$245.3
Net income (loss)	$(3.0)	$55.5	$67.9	$124.9	$245.3
Income (loss) from continuing operations (per Common share)
Basic	$(0.08)	$1.52	$1.92	$3.62	$6.85
Diluted	$(0.08)	$1.51	$1.90	$3.58	$6.78
Net income (loss) (per Common share)
Basic	$(0.08)	$1.52	$1.92	$3.62	$6.85
Diluted	$(0.08)	$1.51	$1.90	$3.58	$6.78
Market price of Common stock 1
High	$73.42	$74.49	$76.85	$81.00	$81.00
Low	$61.03	$65.00	$64.24	$69.11	$61.03
Year Ended December 31, 2016
Sales and other operating revenues	$2,490.3	$3,005.8	$3,042.7	$3,055.8	$11,594.6
Income (loss) from continuing operations before income taxes	$139.3	$74.1	$71.8	$66.8	$352.0
Income (loss) from continuing operations	$85.9	$46.3	$45.5	$43.8	$221.5
Net income (loss)	$85.9	$46.3	$45.5	$43.8	$221.5
Income (loss) from continuing operations (per Common share)
Basic	$2.10	$1.18	$1.17	$1.16	$5.64
Diluted	$2.08	$1.17	$1.16	$1.14	$5.59
Net income (loss) (per Common share)
Basic	$2.10	$1.18	$1.17	$1.16	$5.64
Diluted	$2.08	$1.17	$1.16	$1.14	$5.59
Market price of Common stock 1
High	$67.18	$74.16	$79.29	$72.56	$79.29
Low	$54.24	$57.42	$70.08	$57.80	$54.24

1 Prices as quoted on the New York Stock Exchange.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Thousands of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2017
Deducted from assets accounts
Allowance for doubtful accounts	$1,891	(797)	—	1,094

2016
Deducted from assets accounts
Allowance for doubtful accounts	$1,963	—	(72)	1,891

2015
Deducted from assets accounts
Allowance for doubtful accounts	$4,456	—	(2,493)	1,963