Form 10-Q
period 2018-03-31
Murphy USA Inc.
filed 2018-05-03
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2018 was 33,231,981.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$144.1	$170.0
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018 and in 2017	198.0	225.2
Inventories, at lower of cost or market	148.5	182.5
Prepaid expenses and other current assets	27.6	36.5
Total current assets	518.2	614.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $905.7 in 2018 and $874.7 in 2017	1,691.1	1,679.5
Restricted cash	1.1	—
Other assets	42.1	37.3
Total assets	$2,252.5	$2,331.0
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19.9	$19.9
Trade accounts payable and accrued liabilities	475.0	513.4
Income taxes payable	1.2	—
Total current liabilities	496.1	533.3

Long-term debt, including capitalized lease obligations	856.4	860.9
Deferred income taxes	155.3	154.2
Asset retirement obligations	28.5	28.2
Deferred credits and other liabilities	10.9	16.0
Total liabilities	1,547.2	1,592.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2018 and 2017, respectively)	0.5	0.5
Treasury stock (13,535,183 and 12,675,630 shares held at
2018 and 2017, respectively)	(873.8)	(806.5)
Additional paid in capital (APIC)	544.8	549.9
Retained earnings	1,033.8	994.5
Total stockholders' equity	705.3	738.4
Total liabilities and stockholders' equity	$2,252.5	$2,331.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except per share amounts)	2018	2017
Operating Revenues
Petroleum product sales (a)	$2,637.6	$2,402.2
Merchandise sales	567.7	565.8
Other operating revenues	38.9	31.6
Total operating revenues	3,244.2	2,999.6

Operating Expenses
Petroleum product cost of goods sold (a)	2,561.1	2,329.3
Merchandise cost of goods sold	476.2	477.0
Station and other operating expenses	127.4	124.8
Depreciation and amortization	31.8	27.0
Selling, general and administrative	34.5	38.2
Accretion of asset retirement obligations	0.5	0.4
Total operating expenses	3,231.5	2,996.7

Net settlement proceeds	47.0	—
Gain (loss) on sale of assets	0.3	(3.5)
Income (loss) from operations	60.0	(0.6)

Other income (expense)
Interest income	0.3	—
Interest expense	(13.0)	(9.4)
Other nonoperating income	—	0.2
Total other income (expense)	(12.7)	(9.2)
Income (loss) before income taxes	47.3	(9.8)
Income tax expense (benefit)	8.0	(6.8)
Net Income (Loss)	$39.3	$(3.0)

Basic and Diluted Earnings Per Common Share
Basic	$1.17	$(0.08)
Diluted	1.16	(0.08)
Weighted-Average Common Shares Outstanding (in thousands):
Basic	33,698	36,880
Diluted	34,062	36,880
Supplemental information:

(a) Includes excise taxes of:	$434.4	$480.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$39.3	$(3.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	31.8	27.0
Deferred and noncurrent income tax charges	1.1	5.6
Accretion of asset retirement obligations	0.5	0.4
Pretax (gains) losses from sale of assets	(0.3)	3.5
Net (increase) decrease in noncash operating working capital	36.0	(80.4)
Other operating activities - net	(1.0)	1.0
Net cash provided by (required by) operating activities	107.4	(45.9)
Investing Activities
Property additions	(48.7)	(65.9)
Proceeds from sale of assets	1.1	0.5
Other investing activities - net	(4.7)	—
Net cash provided by (required by) investing activities	(52.3)	(65.4)
Financing Activities
Purchase of treasury stock	(71.7)	(17.4)
Borrowings of debt	—	42.5
Repayments of debt	(5.3)	(26.2)
Amounts related to share-based compensation	(2.9)	(5.1)
Net cash provided by (required by) financing activities	(79.9)	(6.2)
Net increase (decrease) in cash and cash equivalents	(24.8)	(117.5)
Cash, cash equivalents, and restricted cash at January 1	170.0	153.8
Cash, cash equivalents, and restricted cash at March 31	$145.2	$36.3

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$170.0	$153.8
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$170.0	$153.8

Cash and cash equivalents at end of period	$144.1	$36.3
Restricted cash at end of period	1.1	—
Cash, cash equivalents, and restricted cash at end of period	$145.2	$36.3

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2016	46,767,164	$0.5	$(608.0)	$555.3	$749.3	$697.1
Net income (loss)	—	—	—	—	(3.0)	(3.0)
Purchase of treasury stock	—	—	(17.4)	—	—	(17.4)
Issuance of treasury stock	—	—	6.7	(6.7)	—	—
Amounts related to share-based compensation	—	—	—	(5.0)	—	(5.0)
Share-based compensation expense	—	—	—	1.2	—	1.2
Balance as of March 31, 2017	46,767,164	$0.5	$(618.7)	$544.8	$746.3	$672.9

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2017	46,767,164	$0.5	$(806.5)	$549.9	$994.5	$738.4
Net income (loss)	—	—	—	—	39.3	39.3
Purchase of treasury stock	—	—	(71.7)	—	—	(71.7)
Issuance of treasury stock	—	—	4.4	(4.4)	—	—
Amounts related to share-based compensation	—	—	—	(2.9)	—	(2.9)
Share-based compensation expense	—	—	—	2.2	—	2.2
Balance as of March 31, 2018	46,767,164	$0.5	$(873.8)	$544.8	$1,033.8	$705.3

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2018, Murphy USA had a total of 1,448 Company stations of which 1,158 were Murphy USA and 290 were Murphy Express.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2017, 2016 and 2015, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 20, 2018.

Recently Issued Accounting Standards—

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers". Topic 606 supersedes the revenue recognition requirements Topic 605, "Revenue Recognition" (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 2 "Revenues" for further details.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While this ASU will have an impact on the Company's internal processes and controls and result in a change to the Company's accounting, we are still in the evaluation and information gathering stage of implementing the guidance and can not yet estimate the potential impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". This ASU requires that a Statement of Cash Flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the Statement of Cash Flows upon adoption of this standard. The standard was effective for the Company on January 1, 2018 and was applied retrospectively to the Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows presents a reconciliation of the changes in cash, cash equivalents and restricted cash. Restricted cash consists of funds held by third party intermediaries for like-kind property exchanges and reported as a long-term asset in the Company's Balance Sheet.

Note 2 — Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 2, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies under Topic 605.

There was no material impact to opening retained earnings as a result of adoption of Topic 606 that resulted in a cumulative effect adjustment.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our petroleum products, convenience merchandise, Renewable Identification Numbers ("RINs") and other assets to our third-party customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Excise and sales tax that we collect where we have determined we are the principal in the transaction have been recorded as revenue on a jurisdiction-by-jurisdiction basis.

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangements based on location or quality differences. The Company continues to account for these transactions as non-monetary exchanges under existing accounting guidance and typically reports these on a net basis in the Consolidated Income Statement.

The following table disaggregates our revenue by major source for the quarters ended March 31, 2018 and 2017, respectively:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Period Ended March 31, 2018			Period Ended March 31, 2017
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$2,339.7	$—	$2,339.7	$2,133.9	$—	$2,133.9
Petroleum product sales (at wholesale) [1]	297.9	—	297.9	268.3	—	268.3
Total petroleum product sales	2,637.6	—	2,637.6	2,402.2	—	2,402.2
Merchandise sales	567.7	—	567.7	565.8	—	565.8
Other operating revenues:
RINs	37.4	—	37.4	29.0	—	29.0
Other revenues [2]	1.1	0.4	1.5	2.4	0.2	2.6
Total revenues	$3,243.8	$0.4	$3,244.2	$2,999.4	$0.2	$2,999.6

1 Includes excise and sales tax that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

The Company adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective method. The impact of the excise and sales taxes collected and remitted to government authorities included in petroleum product sales that would have been recognized under previous revenue recognition guidance would have increased first quarter 2018 petroleum product sales (at retail) by $5.5 million and petroleum product sales (at wholesale) by $35.3 million for a total increase in petroleum product sales of $40.8 million.

Marketing segment

Petroleum product sales (at retail). For our retail store locations, the revenue related to petroleum product sales is recognized as the fuel is pumped to our customers. The transaction price at the pump typically includes some portion of sales or excise taxes as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass through basis are not recognized as revenue and they are recorded to a liability account until they are paid. Our customers typically use a mixture of cash, checks, credit cards and debit cards to pay for our products as they are received. We have accounts receivable from the various credit/debit card providers at any point in time related to product sales made on credit cards and debit cards. These receivables are typically collected in two to seven days, depending on the terms with the particular credit/debit card providers. Payment fees retained by the credit/debit card providers are recorded as station and other operating expenses.

Petroleum product sales (at wholesale). Our sales of petroleum products at wholesale are generally recorded as revenue when the deliveries have occurred and legal ownership of the product has transferred to the customer. Title transfer for bulk refined product sales typically occurs at pipeline custody points or upon trucks loading at product terminals. For bulk pipeline sales, we record receivables from customers that are generally collected within a week from custody transfer date. For our rack product sales, the majority of our customers' accounts are drafted by us within 10 days from product transfer.

Merchandise sales. For our retail store locations, the revenue related to merchandise sales is recognized as the customer completes their purchase at our locations. The transaction price typically includes some portion of sales tax as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass through basis are not recognized as revenue and they are recorded to a liability account until they are paid. As noted above, a mixture of payment types are used for these revenues and the same terms for credit/debit card receivables are realized.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The most significant judgment with respect to merchandise sales revenue is determining whether we are the principal or agent for some categories of merchandise such as lottery tickets, lotto tickets, newspapers and other small categories of merchandise. For scratch-off lottery tickets, we have determined we are the principal in the majority of the jurisdictions and therefore we record those sales on a gross basis. We have some categories of merchandise (such as lotto tickets) where we are the agent and the revenues recorded for those transactions are our net commission only.

RINs sales. For the sale of RINs, we recognize revenue when the RIN is transferred to the counter-party and the sale is completed. Receivables from our counter-parties related to the RIN sales are typically collected within five days of the sale.

Other revenues. Items reported as other operating revenues include collection allowances for excise and sales tax and other miscellaneous items and are recognized as revenue when the transaction is completed.

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2018 and December 31, 2017, we had $144.3 million and $145.6 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at December 31, 2017 were collected during the first quarter of 2018. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesales from our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2018	December 31, 2017
Finished products - First-In, First-Out ("FIFO") basis	$218.9	$231.9
Less Last-In, First-Out ("LIFO") reserve - finished products	(181.5)	(167.2)
Finished products - LIFO basis	37.4	64.7
Store merchandise for resale	97.6	104.8
Materials and supplies	13.5	13.0
Total inventories	$148.5	$182.5

At March 31, 2018 and December 31, 2017, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $181.5 million and $167.2 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2018	December 31, 2017
6.00% senior notes due 2023 (net of unamortized discount of $4.7 at March 31, 2018 and $5.0 at December 2017)	$495.3	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.4 at March 31, 2018 and $3.5 at December 2017)	296.6	296.5
Term loan due 2020 (effective interest rate of 4.73% at March 31, 2018)	87.0	92.0
Capitalized lease obligations, vehicles, due through 2021	2.2	2.5
Less unamortized debt issuance costs	(4.8)	(5.2)
Total long-term debt	876.3	880.8
Less current maturities	19.9	19.9
Total long-term debt, net of current	$856.4	$860.9

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $87 million. As of March 31, 2018, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of March 31, 2018, our fixed charge coverage ratio was 0.72; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of March 31, 2018 was 0.19 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2018, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2017, we had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at March 31, 2018 and December 31, 2017 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2018	December 31, 2017
Balance at beginning of period	$28.2	$26.2
Accretion expense	0.5	1.8
Settlements of liabilities	(0.2)	(0.3)
Liabilities incurred	—	0.5
Balance at end of period	$28.5	$28.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three month periods ended March 31, 2018 and 2017, the Company’s approximate effective tax rates were as follows:

	2018	2017
Three months ended March 31,	16.8%	(69.2)%

The effective tax rate for the three months ended March 31, 2018 was lower than the U.S. Federal tax rate of 21% primarily due to a discrete state income tax benefit recorded in the quarter. The Company recognized a tax benefit of approximately $3.1 million related to the settlement of prior year state uncertain tax positions and approximately $0.7 million of excess tax benefits related to stock compensation for employees. For the three months ended March 31, 2017, the Company recorded benefits from two discrete tax events, which were approximately $1.8 million of excess tax benefits related to stock compensation and a tax benefit of approximately $1.5 million related to the settlement of prior year uncertain tax positions.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of March 31, 2018, the earliest year remaining open for Federal examination is 2014 and for the states it ranges from 2012-2016.  In addition to the pre-separation returns being open under statute, the federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

On February 7, 2018, the Committee granted nonqualified stock options for 93,600 shares at an exercise price of $71.00 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $17.32 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.  There were 22,350 time-based restricted units granted at a grant date fair value of $71.00 along with 44,700 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $87.60 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $71.00 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On March 27, 2018, the Committee also granted 43,905 time-based restricted stock units granted to certain employees with a grant date fair value of $72.88 per unit.

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

During the first quarter of 2018, the Company issued 10,800 restricted stock units to its non-employee directors at a grant date fair value of $69.42 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2018 and 2017, share-based compensation was $2.2 million and $1.2 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.1 million, respectively.

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of March 31, 2018, all current derivative activity is immaterial.

At March 31, 2018 and December 31, 2017, cash deposits of $2.0 million and $2.7 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2018 or December 31, 2017, respectively.

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

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company expects to continue to conduct share repurchases under quarterly allocations in line with its past practice. For the three months ended March 31, 2018, the Company acquired 928,934 shares of common stock for an average price of $77.18 per share including brokerage fees.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Millions of dollars, except share amounts)	2018	2017
Earnings per common share:
Net income (loss) per share - basic
Net income (loss) attributable to common stockholders	$39.3	$(3.0)

Weighted average common shares outstanding (in thousands)	33,698	36,880

Earnings per common share	$1.17	$(0.08)

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Net income (loss) attributable to common stockholders	$39.3	$(3.0)

Weighted average common shares outstanding (in thousands)	33,698	36,880
Common equivalent shares:
Share-based awards	364	—
Weighted average common shares outstanding - assuming dilution (in thousands)	34,062	36,880

Earnings per common share assuming dilution	$1.16	$(0.08)

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 10 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $2.6 million and $(0.3) million for the three month periods ended March 31, 2018 and 2017, respectively. Interest paid, net of amounts

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized, was $15.7 million and $16.5 million for the three month periods ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(Millions of dollars)	2018	2017
Accounts receivable	$27.2	$27.1
Inventories	33.9	(13.1)
Prepaid expenses and other current assets	8.9	(12.9)
Accounts payable and accrued liabilities	(35.2)	(80.9)
Income taxes payable	1.2	(0.6)
Net decrease (increase) in noncash operating working capital	$36.0	$(80.4)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2018 and December 31, 2017. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2018		At December 31, 2017
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(876.3)	$(893.1)	$(880.8)	$(904.9)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2018, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2018. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

The Company was contacted by the State of Mississippi to settle alleged violations of the state's Petroleum Underground Storage Tank system requirements at several of the Company's facilities. Based on discussions to date, the civil penalty is anticipated to be approximately $0.1 million. We are negotiating this matter with the state's Department of Environmental Quality in order to establish a consent agreement and resolve any allegations of non-compliance. We do not anticipate that the resolution of this matter will have a material impact on our results of operations of financial condition.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2018, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $20.0 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2018, the Company had contingent liabilities of $15.4 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 13 — Business Segment

The Company's operations have one operating segment which is Marketing.  The operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our Product Supply and Wholesale ("PS&W") group. As the primary purpose of the PS&W group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions performed by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating functions of the Company. Results not included in the reportable segment include Corporate and Other Assets. Net settlement proceeds from litigation are included in Corporate and other assets operating income. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM).

		Three Months Ended
		March 31, 2018		March 31, 2017
	Total Assets at	External	Income	External	Income
(Millions of dollars)	March 31,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$1,966.1	$3,243.8	$10.7	$2,999.4	$0.6
Corporate and other assets	286.4	0.4	28.6	0.2	(3.6)
Total	$2,252.5	$3,244.2	$39.3	$2,999.6	$(3.0)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATING BALANCE SHEET
(unaudited)

(Millions of dollars, except share amounts)	March 31, 2018
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$143.8	$0.3	$—	$—	$144.1
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018	—	198.0	—	—	—	198.0
Inventories, at lower of cost or market	—	148.5	—	—	—	148.5
Prepaid expenses and other current assets	—	27.6	—	—	—	27.6
Total current assets	—	517.9	0.3	—	—	518.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $905.7 in 2018	—	1,689.6	1.5	—	—	1,691.1
Restricted cash	—	1.1	—	—	—	1.1
Investments in subsidiaries	2,262.7	144.9	—	—	(2,407.6)	—
Other assets	—	42.1	—	—	—	42.1
Total assets	$2,262.7	$2,395.6	$1.8	$—	$(2,407.6)	$2,252.5
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19.9	$—	$—	$—	$19.9
Inter-company accounts payable	900.9	(696.3)	(50.3)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	475.0	—	—	—	475.0
Income taxes payable	—	1.2	—	—	—	1.2
Total current liabilities	900.9	(200.2)	(50.3)	(154.3)	—	496.1
Long-term debt, including capitalized lease obligations	—	856.4	—	—	—	856.4
Deferred income taxes	—	155.3	—	—		155.3
Asset retirement obligations	—	28.5	—	—	—	28.5
Deferred credits and other liabilities	—	10.9	—	—	—	10.9
Total liabilities	900.9	850.9	(50.3)	(154.3)	—	1,547.2
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at March 31, 2018)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (13,535,183 shares held at March 31, 2018)	(873.8)	—	—	—	—	(873.8)
Additional paid in capital (APIC)	1,201.3	572.4	52.0	87.5	(1,368.4)	544.8
Retained earnings	1,033.8	972.3	—	66.8	(1,039.1)	1,033.8
Total stockholders' equity	1,361.8	1,544.7	52.1	154.3	(2,407.6)	705.3
Total liabilities and stockholders' equity	$2,262.7	$2,395.6	$1.8	$—	$(2,407.6)	$2,252.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	December 31, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$169.9	$0.1	$—	$—	$170.0
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2017	—	225.2	—	—	—	225.2
Inventories, at lower of cost or market	—	182.5	—	—	—	182.5
Prepaid expenses and other current assets	—	36.5	—	—	—	36.5
Total current assets	—	614.1	0.1	—	—	614.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $874.7 in 2017	—	1,678.3	1.2	—	—	1,679.5
Investments in subsidiaries	2,223.4	144.9	—	—	(2,368.3)	—
Other assets	—	37.3	—	—	—	37.3
Total assets	$2,223.4	$2,474.6	$1.3	$—	$(2,368.3)	$2,331.0
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19.9	$—	$—	$—	$19.9
Inter-company accounts payable	829.2	(624.1)	(50.8)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	513.4	—	—	—	513.4
Income taxes payable	—	—	—	—	—	—
Total current liabilities	829.2	(90.8)	(50.8)	(154.3)	—	533.3
Long-term debt, including capitalized lease obligations	—	860.9	—	—	—	860.9
Deferred income taxes	—	154.2	—	—	—	154.2
Asset retirement obligations	—	28.2	—	—	—	28.2
Deferred credits and other liabilities	—	16.0	—	—	—	16.0
Total liabilities	829.2	968.5	(50.8)	(154.3)	—	1,592.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2017)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (12,675,630 shares held at December 31, 2017)	(806.5)	—	—	—	—	(806.5)
Additional paid in capital (APIC)	1,205.7	573.1	52.0	87.5	(1,368.4)	549.9
Retained earnings	994.5	933.0	—	66.8	(999.8)	994.5
Total stockholders' equity	1,394.2	1,506.1	52.1	154.3	(2,368.3)	738.4
Total liabilities and stockholders' equity	$2,223.4	$2,474.6	$1.3	$—	$(2,368.3)	$2,331.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2018
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,637.6	$—	$—	$—	$2,637.6
Merchandise sales	—	567.7	—	—	—	567.7
Other operating revenues	—	38.9	—	—	—	38.9
Total operating revenues	—	3,244.2	—	—	—	3,244.2

Operating Expenses
Petroleum product cost of goods sold	—	2,561.1	—	—	—	2,561.1
Merchandise cost of goods sold	—	476.2	—	—	—	476.2
Station and other operating expenses	—	127.4	—	—	—	127.4
Depreciation and amortization	—	31.8	—	—	—	31.8
Selling, general and administrative	—	34.5	—	—	—	34.5
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Total operating expenses	—	3,231.5	—	—	—	3,231.5

Net settlement proceeds	—	47.0	—	—	—	47.0
Gain (loss) on sale of assets	—	0.3	—	—	—	0.3
Income (loss) from operations	—	60.0	—	—	—	60.0

Other income (expense)
Interest income	—	0.3	—	—	—	0.3
Interest expense	—	(13.0)	—	—	—	(13.0)
Other nonoperating income	—	—	—	—	—	—
Total other income (expense)	—	(12.7)	—	—	—	(12.7)
Income (loss) before income taxes	—	47.3	—	—	—	47.3
Income tax expense	—	8.0	—	—	—	8.0
Income (loss)	—	39.3	—	—	—	39.3
Equity earnings in affiliates, net of tax	39.3	—	—	—	(39.3)	—
Net Income (Loss)	$39.3	$39.3	$—	$—	$(39.3)	$39.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,402.2	$—	$—	$—	$2,402.2
Merchandise sales	—	565.8	—	—	—	565.8
Other operating revenues	—	31.6	—	—	—	31.6
Total operating revenues	—	2,999.6	—	—	—	2,999.6

Operating Expenses
Petroleum product cost of goods sold	—	2,329.3	—	—	—	2,329.3
Merchandise cost of goods sold	—	477.0	—	—	—	477.0
Station and other operating expenses	—	124.8	—	—	—	124.8
Depreciation and amortization	—	27.0	—	—	—	27.0
Selling, general and administrative	—	38.2	—	—	—	38.2
Accretion of asset retirement obligations	—	0.4	—	—	—	0.4
Total operating expenses	—	2,996.7	—	—	—	2,996.7

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	(3.5)	—	—	—	(3.5)
Income (loss) from operations	—	(0.6)	—	—	—	(0.6)

Other income (expense)
Interest income	—	—	—	—	—	—
Interest expense	—	(9.4)	—	—	—	(9.4)
Other nonoperating income	—	0.2	—	—	—	0.2
Total other income (expense)	—	(9.2)	—	—	—	(9.2)
Income (loss) before income taxes	—	(9.8)	—	—	—	(9.8)
Income tax expense	—	(6.8)	—	—	—	(6.8)
Income (loss)	—	(3.0)	—	—	—	(3.0)
Equity earnings in affiliates, net of tax	(3.0)	—	—	—	3.0	—
Net Income (Loss)	$(3.0)	$(3.0)	$—	$—	$3.0	$(3.0)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$39.3	$39.3	$—	$—	$(39.3)	$39.3
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	31.8	—	—	—	31.8
Deferred and noncurrent income tax charges (credits)	—	1.1	—	—	—	1.1
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
(Gain) loss on sale of assets	—	(0.3)	—	—	—	(0.3)
Net decrease in noncash operating working capital	—	36.0	—	—	—	36.0
Equity in earnings of affiliates	(39.3)	—	—	—	39.3	—
Other operating activities - net	—	(1.0)	—	—	—	(1.0)
Net cash provided by (required by) operating activities	—	107.4	—	—	—	107.4
Investing Activities
Property additions	—	(48.3)	(0.4)	—	—	(48.7)
Proceeds from sale of assets	—	1.1	—	—	—	1.1
Other investing activities - net	—	(4.7)	—	—	—	(4.7)
Net cash provided by (required by) investing activities	—	(51.9)	(0.4)	—	—	(52.3)
Financing Activities
Purchase of treasury stock	(71.7)	—	—	—	—	(71.7)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(5.3)	—	—	—	(5.3)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(2.9)	—	—	—	(2.9)
Net distributions to parent	71.7	(72.3)	0.6	—	—	—
Net cash provided by (required by) financing activities	—	(80.5)	0.6	—	—	(79.9)
Net increase (decrease) in cash and cash equivalents	—	(25.0)	0.2	—	—	(24.8)
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at March 31	$—	$144.9	$0.3	$—	$—	$145.2

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0

Cash and cash equivalents at end of period	$—	$143.8	$0.3	$—	$—	$144.1
Restricted cash at end of period	—	1.1	—	—	—	1.1
Cash, cash equivalents, and restricted cash at end of period	$—	$144.9	$0.3	$—	$—	$145.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOW
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3.0)	$(3.0)	$—	$—	$3.0	$(3.0)
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	27.0	—	—	—	27.0
Deferred and noncurrent income tax charges (credits)	—	5.6	—	—	—	5.6
Accretion of asset retirement obligations	—	0.4	—	—	—	0.4
Pretax (gains) losses from sale of assets	—	3.5	—	—	—	3.5
Net decrease in noncash operating working capital	—	(80.4)	—	—	—	(80.4)
Equity in earnings of affiliates	3.0	—	—	—	(3.0)	—
Other operating activities - net	—	1.0	—	—	—	1.0
Net cash provided by (required by) operating activities	—	(45.9)	—	—	—	(45.9)
Investing Activities
Property additions	—	(65.1)	—	(0.8)	—	(65.9)
Proceeds from sale of assets	—	0.5	—	—	—	0.5
Changes in restricted cash	—	—	—	—	—	—
Other investing activities - net	—	—	—	—	—	—
Net cash provided by (required by) investing activities	—	(64.6)	—	(0.8)	—	(65.4)
Financing Activities
Purchase of treasury stock	(17.4)	—	—	—	—	(17.4)
Borrowings of debt	—	42.5	—	—	—	42.5
Repayments of debt	—	(26.2)	—	—	—	(26.2)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(5.1)	—	—	—	(5.1)
Net distributions to parent	17.4	(18.2)	—	0.8	—	—
Net cash provided by (required) by financing activities	—	(7.0)	—	0.8	—	(6.2)
Net increase (decrease) in cash and cash equivalents	—	(117.5)	—	—	—	(117.5)
Cash, cash equivalents, and restricted cash at January 1	—	153.8	—	—	—	153.8
Cash, cash equivalents, and restricted cash at March 31	$—	$36.3	$—	$—	$—	$36.3

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$153.8	$—	$—	$—	$153.8
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$153.8	$—	$—	$—	$153.8

Cash and cash equivalents at end of period	$—	$36.3	$—	$—	$—	$36.3
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$36.3	$—	$—	$—	$36.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2018
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
Issuance of treasury stock	4.4	—	—	—	—	4.4
Repurchase of treasury stock	(71.7)	—	—	—	—	(71.7)
Balance as of March 31, 2018	$(873.8)	$—	$—	$—	$—	$(873.8)
APIC
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Issuance of treasury stock	(4.4)	—	—	—	—	(4.4)
Amounts related to share-based compensation	—	(2.9)	—	—	—	(2.9)
Share-based compensation expense	—	2.2	—	—	—	2.2
Balance as of March 31, 2018	$1,201.3	$572.4	$52.0	$87.5	$(1,368.4)	$544.8
Retained Earnings
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
Net income (loss)	39.3	39.3	—	—	(39.3)	39.3
Balance as of March 31, 2018	$1,033.8	$972.3	$—	$66.8	$(1,039.1)	$1,033.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY
(unaudited)

(Millions of dollars)	Three Months Ended March 31, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2016	$(608.0)	$—	$—	$—	$—	$(608.0)
Issuance of treasury stock	6.7	—	—	—	—	6.7
Repurchase of treasury stock	(17.4)	—	—	—	—	(17.4)
Balance as of March 31, 2017	$(618.7)	$—	$—	$—	$—	$(618.7)
APIC
Balance as of December 31, 2016	$1,213.1	$571.1	$52.0	$87.5	$(1,368.4)	$555.3
Issuance of treasury stock	(6.7)	—	—	—	—	(6.7)
Amounts related to share-based compensation	—	(5.0)	—	—	—	(5.0)
Share-based compensation expense	—	1.2	—	—	—	1.2
Balance as of March 31, 2017	$1,206.4	$567.3	$52.0	$87.5	$(1,368.4)	$544.8
Retained Earnings
Balance as of December 31, 2016	$749.3	$687.8	$—	$66.8	$(754.6)	$749.3
Net income (loss)	(3.0)	(3.0)	—	—	3.0	(3.0)
Balance as of March 31, 2017	$746.3	$684.8	$—	$66.8	$(751.6)	$746.3

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2018 and 2017.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2018 and 2017. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2018, we had a total of 1,448 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Crude oil prices have continued to strengthen through the first quarter of 2018 and closed the quarter at approximately $65 per barrel, up from the $60 per barrel at the end of 2017. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for the first quarter of 2018 was 11.4 cents per gallon, a 12.8% improvement when compared to the 2017 first quarter total fuel contribution of 10.1 cents per gallon.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.  During the first quarter of 2018, RIN prices declined from the $0.60 range to the upper $0.30 range due to political and regulatory uncertainty around the Renewable Fuel Standard ("RFS") program.

As of March 31, 2018, we have $800 million of Senior Notes and $87 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2018, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2018 to range from approximately $225 million to $275 million depending on how many new sites are completed.  We intend to fund the remainder of our capital program in 2018 primarily using operating cash flow but will supplement funding where necessary using borrowings available under credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of credit facilities.

We currently estimate our ongoing effective tax rate to be approximately 25.0% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 19 “Business Segments” in the audited combined financial statements for the year ended December 31, 2017 included with our Annual Report on Form 10-K and Note 13 “Business Segment” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2018.

Results of Operations

Consolidated Results

For the three month period ended March 31, 2018, the Company reported net income of $39.3 million, or $1.16 per diluted share, on revenue of $3.2 billion.  A net loss of $3.0 million for the same period in 2017, or $(0.08) per diluted share, on $3.0 billion in revenue.  The increase in quarterly net income was primarily driven by net settlement proceeds of $35.3 million (after tax), recognized in the first quarter of 2018 from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Quarterly revenues for 2018 increased $244.6 million, or 8.2%, compared to the same quarter in 2017.  The higher revenues were caused by higher retail prices and increased store count in 2018, partially offset by a decrease in retail fuel volumes.

Total cost of sales increased $231.0 million, or 8.2%, compared to 2017.  In the current year quarter, higher fuel purchase costs in all areas were driven by higher wholesale prices and increased store count.

Station and other operating expenses increased $2.6 million, or 2.1%, from 2017.  Increased store count and higher retail fuel prices generated greater total payment fees during the 2018 quarter, which primarily contributed to the increase in station and operating expenses.

Selling, general and administrative ("SG&A") expenses for 2018 decreased $3.7 million, or 9.7%, from 2017.  The decrease in SG&A costs is primarily due to lower labor and employee related costs driven by restructuring expenses incurred in the prior-year quarter, combined with the timing-related lower costs for IT enhancements and other corporate projects.

Net settlement proceeds for the first quarter of 2018 were $47.0 million (before tax), which represented the net settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.

The effective income tax rate was approximately 16.8% for the 2018 quarter and a benefit of 69.2% for the 2017 quarter. The effective tax rate for the current quarter is lower than the U.S. Federal Corporate tax rate of 21% due primarily to the settlement of prior year state uncertain tax positions during the quarter. The Company is estimating an effective tax rate of 25% for the remainder of 2018. The higher effective tax rate for the first quarter of 2017 was an overall tax benefit driven by a net operating loss, compounded by discrete tax items and the adoption of ASU 2016-09.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Millions of dollars)	2018	2017
Marketing	$10.7	$0.6
Corporate and other assets	28.6	(3.6)
Net Income	$39.3	$(3.0)

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Net income for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to:

•	Net settlement proceeds of $35.3 million (after tax) from the 2010 Deepwater Horizon oil spill recorded in Corporate and other assets

•	Higher merchandise margins

•	Increased RINs sales volumes

The items below partially offset the increase in earnings in the current period:

•	Increased depreciation expense due to higher store count

•	Higher interest expense related to the issuance of the 2027 Senior Notes in April 2017

•	Higher station and other operating expenses

•	Lower retail fuel volumes and margins

(Millions of dollars, except volume per store month and margins)	Three Months Ended March 31,
Marketing Segment	2018	2017

Operating Revenues
Petroleum product sales	$2,637.6	$2,402.2
Merchandise sales	567.7	565.8
Other operating revenues	38.5	31.4
Total operating revenues	3,243.8	2,999.4
Operating expenses
Petroleum products cost of goods sold	2,561.1	2,329.3
Merchandise cost of goods sold	476.2	477.0
Station and other operating expenses	127.4	124.8
Depreciation and amortization	30.2	25.4
Selling, general and administrative	34.5	38.2
Accretion of asset retirement obligations	0.5	0.4
Total operating expenses	3,229.9	2,995.1
Gain (loss) on sale of assets	0.3	(3.5)
Income (loss) from operations	14.2	0.8
Other income (expense)
Interest expense	—	—
Other nonoperating income (expense)	0.1	0.2
Total other income (expense)	0.1	0.2
Income (loss) before income taxes	14.3	1.0
Income tax expense (benefit)	3.6	0.4
Net Income (loss)	$10.7	$0.6

Gallons sold same store sales	232.7	242.5
Fuel margin (cpg)	8.4	10.1
Fuel margin $ per store month	$19.4	$24.5
Total tobacco sales revenue same store sales	$95.4	$99.9
Total non-tobacco sales revenue same store sales	$37.1	$35.7
Total merchandise sales revenue same store sales	$132.5	$135.6

Merchandise margin $ same store sales	$21.4	$21.3

Merchandise margin as a percentage of merchandise sales	16.1%	15.7%

Store count at end of period	1,448	1,406
Total store months during the period	4,324	4,169

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Net income in the Marketing segment for 2018 increased $10.1 million compared to the 2017 period. The primary driver was the 12.9% increase in total fuel contribution to 11.4 cpg in 2018. Additionally, merchandise gross margin increased 3.0% to $91.5 million.

Total revenues for the Marketing segment were approximately $3.2 billion for 2018 and $3.0 billion for 2017. The primary cause of the increase in revenues was a $0.23 per gallon increase in retail fuel price in the 2018 quarter.  Revenues included excise taxes collected and remitted to government authorities of $434.4 million in 2018 and $480.1 million in 2017.  On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. Under previous revenue recognition guidance, the revenues related to excise and sales tax collected and remitted to government authorities would have been $475.2 million.
Total fuel sales volumes on a same store sales ("SSS") basis were down 4.0% to 232,669 gallons per store in the 2018 period from 242,453 gallons per store in 2017.  This decline was primarily due to the impacts of winter storms throughout the Company's operating areas during the current-year quarter. Retail fuel margin decreased 16.8% in the 2018 quarter to 8.4 cpg compared to 10.1 cpg in the prior year quarter.  Retail fuel margins decreased in first quarter 2018 as rising wholesale product prices throughout the period created an environment less favorable to retail than in first quarter 2017.
Total PS&W margin dollars, excluding RINs, were negative $6.6 million in the 2018 period compared to negative $28.5 million in 2017. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices, and to a lesser extent, modest improvement in the spot-to-rack differential.
The 2018 period includes the sale of RINs of $37.4 million compared to $29.0 million in 2017.  During the 2018 quarter, 64 million RINs were sold at an average selling price of $0.59 per RIN while the prior year quarter had sales of 53 million RINs at an average price of $0.55 per RIN.
Merchandise total sales increased 0.3% to $567.7 million in 2018 from $565.8 million in 2017 and was primarily due to an increase in non-tobacco sales of 3.7% SSS, offset by a decrease in tobacco products revenue of 4.4% SSS. Quarterly merchandise margins in 2018 were higher than 2017.  The increase in gross margin dollars of 3.0% in the current period was due primarily to continual turnover to new, high-demand products and enhanced tobacco programs and initiatives. As a result, total unit margins were up by 40 basis points from 15.7% in the prior period to 16.1% in the current quarter.
Station and other operating expenses increased $2.6 million in the current period compared to 2017 levels. Total operating expenses in 2018 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail declined 1.4%, primarily because of lower labor costs in the period combined with lower maintenance per store due to timing of work performed.
Depreciation expense increased $4.8 million in the 2018 period, an increase of 18.9% over the prior period. This increase was primarily caused by more stores operating in the 2018 period compared to the prior year period.
Selling, general and administrative (SG&A) expenses decreased $3.7 million, or 9.7%, in 2018.  This decrease was due to lower labor and employee related costs driven by restructuring expenses incurred in the prior year quarter, combined with timing-related lower costs for IT enhancements and other corporate projects.

Same store sales comparison

	Variance from prior year
	Three months ended
	March 31, 2018
	SSS	APSM
Fuel gallons per month	(4.0)%	(4.6)%

Merchandise sales	(2.3)%	(3.3)%
Tobacco sales	(4.4)%	(5.9)%
Non-tobacco sales	3.7%	4.2%

Merchandise margin	0.5%	(0.7)%
Tobacco margin	1.5%	(0.9)%
Non-tobacco margin	(1.2)%	(0.4)%

Historically, the Company has used the APSM metric to represent certain data on a per site basis.  The APSM metric includes all stores open through the date of the calculation.  Other retailers have used SSS as their metric.  The table above shows the comparison of APSM to SSS for 3 specific items.  In most cases, the SSS metric is more favorable than the APSM metric.  The primary reason for this is that SSS does not include new stores that have been opened a short time and are still developing their customer base.  The difference between the APSM and SSS results highlights the impact of our growing mix of small store formats (e.g. 1200 sq. ft.) which have a higher mix of non-tobacco sales and a ramp up period on tobacco sales.
The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented.  For all periods presented, the store must have been open for the entire calendar year to be included in the comparison.  Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation.  If a store is replaced, either at the same location (raze and rebuild) or relocated to a new location, it will typically be excluded from the calculation.  Newly constructed sites, including raze-and-rebuilds do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2017 for the sites being compared in the 2018 versus 2017 calculations).

Corporate and other assets

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
After-tax results for Corporate and other assets improved in the recently completed quarter, experiencing a profit of $28.6 million compared to a loss of $3.6 million in the first quarter of 2017.  The improvement was due to recording net settlement proceeds of $35.3 million (after tax) from the 2010 Deepwater Horizon oil spill. Interest expense was higher in the current quarter by $3.6 million due primarily to the addition of the $300 million senior notes in the second quarter of 2017 partially offset by lower interest cost related to the term loan.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ended March 31, 2018 and 2017.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, gain (loss) on sale of assets and other non-operating expense (income).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA follows:

	Three Months Ended March 31,
(Millions of dollars)	2018	2017

Net income (loss)	$39.3	$(3.0)

Income tax expense (benefit)	8.0	(6.8)
Interest expense, net of interest income	12.7	9.4
Depreciation and amortization	31.8	27.0
EBITDA	91.8	26.6

Net settlement proceeds	(47.0)	—
Accretion of asset retirement obligations	0.5	0.4
(Gain) loss on sale of assets	(0.3)	3.5
Other nonoperating (income) expense	—	(0.2)
Adjusted EBITDA	$45.0	$30.3

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $225 million at March 31, 2018 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of March 31, 2018, we had $87 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $107.4 million for the three months ended March 31, 2018 and required by operating activities was $45.9 million for the comparable period in 2017. The increase was due primarily to an increase in accounts receivable and inventories combined with a decrease in accounts payable.  Net income increased $42.3 million in 2018 compared to the corresponding period in 2017 due primarily to net settlement proceeds received in the current period.
Investing Activities

For the three months ended March 31, 2018, cash required by investing activities was $52.3 million compared to $65.4 million in 2017. The lower investing cash use in the current period was primarily due to lower capital expenditure spending in the current period for both new and raze-and-rebuild retail locations, as well as sales proceeds from our current period like-kind exchange transaction. Other investing activities required $4.7 million, which was primarily the purchase of tax credits.
Financing Activities

Financing activities in the three months ended March 31, 2018 required cash of $79.9 million compared to $6.2 million in the three months ended March 31, 2017. The current period included the repurchase of common shares of $71.7 million, which was an increase of $54.3 million from the prior-year quarter. The Company had net repayments of borrowing of $5.3 million in the current year compared to net borrowings of $16.3 million in the first quarter of 2017.

Share Repurchase Program

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with our past practice.

Debt

Our long-term debt at March 31, 2018 and December 31, 2017 are as set forth below:

(Millions of dollars)	March 31, 2018	December 31, 2017
6.00% senior notes due 2023 (net of unamortized discount of $4.7 at March 31, 2018 and $5.0 at December 2017)	$495.3	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.4 at March 31, 2018 and $3.5 at December 2017)	296.6	296.5
Term loan due 2020 (effective interest rate of 4.73% at March 31, 2018)	87.0	92.0
Capitalized lease obligations, vehicles, due through 2021	2.2	2.5
Less unamortized debt issuance costs	(4.8)	(5.2)
Total notes payable, net	876.3	880.8
Less current maturities	19.9	19.9
Total long-term debt	$856.4	$860.9

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million ABL facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $87 million. As of March 31, 2018, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of March 31, 2018, our fixed charge coverage ratio was 0.72; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of March 31, 2018 was 0.19 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2018, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2017, we had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stations.  Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital.  We also use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment. The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Millions of dollars)	2018	2017
Marketing:
Company stores	$26.3	$47.9
Terminals	—	0.3
Sustaining capital	9.0	7.5
Corporate and other assets	8.6	7.4
Total	$43.9	$63.1

We currently expect capital expenditures for the full year 2018 to range from approximately $225 million to $275 million, including $175 million for retail growth, approximately $40 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including various corporate initiatives, and completion of our home office remodel. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2017.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
 This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to anticipated store openings, fuel margins, merchandise margins, sales of RINs and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our public filings, including our Annual Report on our Form 10-K for the year ended December 31, 2017 contains other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2018 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2017 included in the Form 10-K and Note 7 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2018.
Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2018, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
January 1, 2018 to January 31, 2018	227,592	$85.15	227,592	$—
February 1, 2018 to February 28, 2018	349,127	74.58	349,127	—
March 1, 2018 to March 31, 2018	352,215	74.61	352,215	—
Three Months Ended March 31, 2018	928,934	$77.18	928,934	$—

1 Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors (January 2016), the Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with our past practice.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The Exhibit Index on page 40 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By     /s/ Donald R. Smith Jr. __________
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
May 3, 2018

EXHIBIT INDEX
Exhibit Number	Description

4.1
Indenture dated as of April 25, 2017 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K as filed April 25, 2017)

10.1*	Consulting Agreement with former officer John Corrigan
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.