Form 10-Q
period 2018-09-30
Murphy USA Inc.
filed 2018-11-01
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes __ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☑  Yes __ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2018 was 32,241,009.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$75.4	$170.0
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018 and in 2017	231.2	225.2
Inventories, at lower of cost or market	215.1	182.5
Prepaid expenses and other current assets	19.6	36.5
Total current assets	541.3	614.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $944.4 in 2018 and $874.7 in 2017	1,741.9	1,679.5
Other assets	42.4	37.3
Total assets	$2,325.6	$2,331.0
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$21.2	$19.9
Trade accounts payable and accrued liabilities	519.6	513.4
Total current liabilities	540.8	533.3

Long-term debt, including capitalized lease obligations	846.6	860.9
Deferred income taxes	168.1	154.2
Asset retirement obligations	30.0	28.2
Deferred credits and other liabilities	11.2	16.0
Total liabilities	1,596.7	1,592.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2018 and 2017, respectively)	0.5	0.5
Treasury stock (14,526,155 and 12,675,630 shares held at
2018 and 2017, respectively)	(941.6)	(806.5)
Additional paid in capital (APIC)	539.4	549.9
Retained earnings	1,130.6	994.5
Total stockholders' equity	728.9	738.4
Total liabilities and stockholders' equity	$2,325.6	$2,331.0

See notes to consolidated financial statements.
Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2018	2017	2018	2017
Operating Revenues
Petroleum product sales (a)	$3,151.5	$2,580.9	$8,982.8	$7,550.9
Merchandise sales	623.7	605.6	1,807.5	1,777.1
Other operating revenues	12.8	49.8	70.9	119.0
Total operating revenues	3,788.0	3,236.3	10,861.2	9,447.0

Operating Expenses
Petroleum product cost of goods sold (a)	2,991.3	2,419.1	8,584.9	7,161.6
Merchandise cost of goods sold	519.2	507.9	1,509.2	1,492.9
Station and other operating expenses	139.7	130.4	401.9	384.6
Depreciation and amortization	34.2	29.0	99.0	83.5
Selling, general and administrative	32.6	31.5	102.3	101.1
Accretion of asset retirement obligations	0.5	0.4	1.5	1.3
Total operating expenses	3,717.5	3,118.3	10,698.8	9,225.0

Net settlement proceeds	—	—	50.4	—
Gain (loss) on sale of assets	(0.5)	—	(0.7)	(3.4)
Income (loss) from operations	70.0	118.0	212.1	218.6

Other income (expense)
Interest income	0.2	0.4	0.8	0.8
Interest expense	(13.2)	(12.7)	(39.6)	(33.8)
Other nonoperating income (expense)	—	3.0	0.1	3.2
Total other income (expense)	(13.0)	(9.3)	(38.7)	(29.8)
Income (loss) before income taxes	57.0	108.7	173.4	188.8
Income tax expense (benefit)	12.0	40.8	37.3	68.4
Net Income (Loss)	$45.0	$67.9	$136.1	$120.4

Basic and Diluted Earnings Per Common Share
Basic	$1.40	$1.92	$4.15	$3.32
Diluted	$1.38	$1.90	$4.11	$3.29
Weighted-Average Common Shares Outstanding (in thousands):
Basic	32,213	35,423	32,815	36,253
Diluted	32,536	35,745	33,142	36,579
Supplemental information:

(a) Includes excise taxes of:	$464.1	$488.8	$1,364.8	$1,473.4

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$136.1	$120.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	99.0	83.5
Deferred and noncurrent income tax charges (credits)	13.9	17.4
Accretion of asset retirement obligations	1.5	1.3
Pretax (gains) losses from sale of assets	0.7	3.4
Net (increase) decrease in noncash operating working capital	(15.8)	(58.3)
Other operating activities - net	6.0	(1.4)
Net cash provided by (required by) operating activities	241.4	166.3
Investing Activities
Property additions	(163.0)	(201.5)
Proceeds from sale of assets	1.2	0.7
Other investing activities - net	(5.9)	(4.6)
Net cash provided by (required by) investing activities	(167.7)	(205.4)
Financing Activities
Purchase of treasury stock	(144.4)	(152.0)
Borrowings of debt	—	338.8
Repayments of debt	(15.9)	(126.2)
Debt issuance costs	—	(1.1)
Amounts related to share-based compensation	(8.0)	(5.2)
Net cash provided by (required by) financing activities	(168.3)	54.3
Net increase (decrease) in cash and cash equivalents	(94.6)	15.2
Cash, cash equivalents, and restricted cash at January 1	170.0	153.8
Cash, cash equivalents, and restricted cash at September 30	$75.4	$169.0

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$170.0	$153.8
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$170.0	$153.8

Cash and cash equivalents at end of period	$75.4	$169.0
Restricted cash at end of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$75.4	$169.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2016	46,767,164	$0.5	$(608.0)	$555.3	$749.3	$697.1
Net income (loss)	—	—	—	—	120.4	120.4
Purchase of treasury stock	—	—	(152.0)	—	—	(152.0)
Issuance of treasury stock	—	—	7.0	(6.9)	—	0.1
Amounts related to share-based compensation	—	—	—	(5.2)	—	(5.2)
Share-based compensation expense	—	—	—	4.7	—	4.7
Balance as of September 30, 2017	46,767,164	$0.5	$(753.0)	$547.9	$869.7	$665.1

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2017	46,767,164	$0.5	$(806.5)	$549.9	$994.5	$738.4
Net income (loss)	—	—	—	—	136.1	136.1
Purchase of treasury stock	—	—	(144.4)	—	—	(144.4)
Issuance of treasury stock	—	—	9.3	(9.3)	—	—
Amounts related to share-based compensation	—	—	—	(8.0)	—	(8.0)
Share-based compensation expense	—	—	—	6.8	—	6.8
Balance as of September 30, 2018	46,767,164	$0.5	$(941.6)	$539.4	$1,130.6	$728.9

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2018, Murphy USA had a total of 1,461 Company stations of which 1,160 were Murphy USA and 301 were Murphy Express.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 and is in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements. We have implemented a third-party software solution to assist with the accounting under the new standard and are nearing completion of our testing and optimization of the system. The Company is also finalizing procedures to validate the completeness of its inventory of arrangements that meet the new definition of an operating lease, in parallel to documenting internal policy decisions and permitted elections. Although we are in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on its balance sheet for real estate operating leases. Further, the Company is assessing if there are any embedded leases in arrangements with suppliers and customers that may result in right to use assets.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". This ASU requires that a Statement of Cash Flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the Statement of Cash Flows upon adoption of this standard. The standard was effective for the Company on January 1, 2018 and was applied retrospectively to the Statement of Cash Flows. Accordingly, the Consolidated Statement of Cash Flows presents a reconciliation of the changes in cash, cash equivalents and restricted cash. Restricted cash consists of funds held by third party intermediaries for like-kind property exchanges and is reported as a long-term asset in the Company's Balance Sheet.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". This ASU aligns the accounting treatment for capitalizing implementation costs incurred by customers in cloud computing arrangements in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company on January 1, 2020. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures but does not expect this update to have a material impact on the Company's consolidated financial statements.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables disaggregates our revenue by major source for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$2,770.1	$—	$2,770.1	$2,281.9	$—	$2,281.9
Petroleum product sales (at wholesale) [1]	381.4	—	381.4	299.0	—	299.0
Total petroleum product sales	3,151.5	—	3,151.5	2,580.9	—	2,580.9
Merchandise sales	623.7	—	623.7	605.6	—	605.6
Other operating revenues:
RINs	11.6	—	11.6	48.7	—	48.7
Other revenues [2]	1.2	—	1.2	1.1	—	1.1
Total revenues	$3,788.0	$—	$3,788.0	$3,236.3	$—	$3,236.3

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$7,910.6	$—	$7,910.6	$6,684.0	$—	$6,684.0
Petroleum product sales (at wholesale) [1]	1,072.2	—	1,072.2	866.9	—	866.9
Total petroleum product sales	8,982.8	—	8,982.8	7,550.9	—	7,550.9
Merchandise sales	1,807.5	—	1,807.5	1,777.1	—	1,777.1
Other operating revenues:
RINs	67.3	—	67.3	114.4	—	114.4
Other revenues [2]	3.1	0.5	3.6	4.4	0.2	4.6
Total revenues	$10,860.7	$0.5	$10,861.2	$9,446.8	$0.2	$9,447.0

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

The Company adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective method. The impact of the excise and sales taxes collected and remitted to government authorities included in petroleum product sales that would have been recognized under previous revenue recognition guidance would have increased third quarter 2018 petroleum product sales (at retail) by $6.9 million and petroleum product sales (at wholesale) by $44.8 million for a total increase in petroleum product sales of $51.7 million. For the nine months ended September 30, 2018, petroleum product sales (at retail) would have increased by $18.9 million and petroleum product sales (at wholesale) by $124.9 million for a total increase in petroleum product sales of $143.8 million.

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

Petroleum product sales (at wholesale). Our sales of petroleum products at wholesale are generally recorded as revenue when the deliveries have occurred and legal ownership of the product has transferred to the customer. Title transfer for bulk refined product sales typically occurs at pipeline custody points and upon trucks loading at product terminals. For bulk pipeline sales, we record receivables from customers that are generally collected within a week from custody transfer date. For our rack product sales, the majority of our customers' accounts are drafted by us within 10 days from product transfer.

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

In June 2018 the Company initiated a loyalty pilot program through a limited number of its retail locations. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for merchandise or cash discounts on fuel purchases. Due to the limited nature of the pilot program and the short amount of time the program has been in effect, the deferred revenues recorded in the three and nine months ended September 30, 2018 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2018 and December 31, 2017, we had $171.2 million and $145.6 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at June 30, 2018 and December 31, 2017 were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2018	December 31, 2017
Finished products - First-In, First-Out ("FIFO") basis	$319.8	$231.9
Less: Last-In, First-Out ("LIFO") reserve - finished products	(208.6)	(167.2)
Finished products - LIFO basis	111.2	64.7
Store merchandise for resale	98.0	104.8
Materials and supplies	5.9	13.0
Total inventories	$215.1	$182.5

At September 30, 2018 and December 31, 2017, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $208.6 million and $167.2 million, respectively.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2018	December 31, 2017
6.00% senior notes due 2023 (net of unamortized discount of $4.3 at September 30, 2018 and $5.0 at December 2017)	$495.7	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.2 at September 30, 2018 and $3.5 at December 2017)	296.8	296.5
Term loan due 2020 (effective interest rate of 4.72% at September 30, 2018)	77.0	92.0
Capitalized lease obligations, vehicles, due through 2021	2.4	2.5
Less unamortized debt issuance costs	(4.1)	(5.2)
Total long-term debt	867.8	880.8
Less current maturities	21.2	19.9
Total long-term debt, net of current	$846.6	$860.9

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $77 million. As of September 30, 2018, we have zero outstanding under our ABL facility.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of September 30, 2018, our fixed charge coverage ratio was 0.81; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of September 30, 2018 was 0.19 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2018, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2017, we had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 5 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at September 30, 2018 and December 31, 2017 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2018	December 31, 2017
Balance at beginning of period	$28.2	$26.2
Accretion expense	1.5	1.8
Settlements of liabilities	(0.3)	(0.3)
Liabilities incurred	0.6	0.5
Balance at end of period	$30.0	$28.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine month periods ended September 30, 2018 and 2017, the Company’s approximate effective tax rates were as follows:

	2018	2017
Three months ended September 30,	21.1%	37.5%
Nine months ended September 30,	21.5%	36.2%

The effective tax rate for the three and nine months ended September 30, 2018 was lower than prior periods primarily due to the benefits of Federal tax reform on 2018's tax provisions.

In addition, in the nine months ended September 30, 2018, the Company recognized a tax benefit of approximately $2.7 million related to the settlement of prior year state uncertain tax positions and approximately $2.8 million of excess tax benefits related to stock compensation for employees. For the nine months ended September 30, 2017, the Company recorded benefits from two discrete tax items, which were approximately $1.9 million of excess tax benefits related to stock compensation and a tax benefit of approximately $1.3 million related to the settlement of prior year state uncertain tax positions.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of September 30, 2018, the earliest year remaining open for Federal examination is 2015 and for the states it ranges from 2013-2016.  In addition to the pre-separation returns being open under statute, the federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

For the nine months ended September 30, 2018 and 2017, share-based compensation was $6.8 million and $4.7 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2018 and 2017 was $2.1 million and $0.2 million, respectively.

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of September 30, 2018, all current derivative activity is immaterial.

At September 30, 2018 and December 31, 2017, cash deposits of $1.7 million and $2.7 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2018 or December 31, 2017, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company remains committed to share repurchases under quarterly allocations in line with its past practice, subject to market conditions and cash availability. There were no share repurchases during the third quarter of 2018 and for the nine months ended September 30, 2018, the Company acquired 1,994,632 shares of common stock for an average price of $72.39 per share including brokerage fees.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share amounts)	2018	2017	2018	2017
Earnings per common share:
Net income (loss) per share - basic
Net income (loss) attributable to common stockholders	$45.0	$67.9	$136.1	$120.4

Weighted average common shares outstanding (in thousands)	32,213	35,423	32,815	36,253

Earnings per common share	$1.40	$1.92	$4.15	$3.32

Earnings per common share - assuming dilution:
Net income (loss) per share - diluted
Net income (loss) attributable to common stockholders	$45.0	$67.9	$136.1	$120.4

Weighted average common shares outstanding (in thousands)	32,213	35,423	32,815	36,253
Common equivalent shares:
Dilutive share-based awards	323	322	327	326
Weighted average common shares outstanding - assuming dilution (in thousands)	32,536	35,745	33,142	36,579

Earnings per common share assuming dilution	$1.38	$1.90	$4.11	$3.29

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 10 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $12.0 million and $29.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. Interest paid, net of amounts capitalized, was $41.0 million and $32.4 million for the nine month periods ended September 30, 2018 and 2017, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2018	2017
Accounts receivable	$(6.0)	$(8.9)
Inventories	(32.6)	(47.4)
Prepaid expenses and other current assets	17.1	11.5
Accounts payable and accrued liabilities	5.7	(25.1)
Income taxes payable	—	11.6
Net (increase) decrease in noncash operating working capital	$(15.8)	$(58.3)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2018 and December 31, 2017. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2018		At December 31, 2017
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(867.8)	$(881.4)	$(880.8)	$(904.9)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2018, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2018. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2018, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.5 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2018, the Company had contingent liabilities of $16.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

		Three Months Ended
		September 30, 2018		September 30, 2017
	Total Assets at	External	Income	External	Income
(Millions of dollars)	September 30,	Revenues	(Loss)	Revenues	(Loss)
Marketing	$2,090.0	$3,788.0	$54.6	$3,236.3	$75.9
Corporate and other assets	235.6	—	(9.6)	—	(8.0)
Total	$2,325.6	$3,788.0	$45.0	$3,236.3	$67.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	External	Income	External	Income
(Millions of dollars)	Revenues	(Loss)	Revenues	(Loss)
Marketing	$10,860.7	$126.1	$9,446.8	$140.1
Corporate and other assets	0.5	10.0	0.2	(19.7)
Total	$10,861.2	$136.1	$9,447.0	$120.4

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	September 30, 2018
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$74.7	$0.7	$—	$—	$75.4
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018	—	231.2	—	—	—	231.2
Inventories, at lower of cost or market	—	215.1	—	—	—	215.1
Prepaid expenses and other current assets	—	19.6	—	—	—	19.6
Total current assets	—	540.6	0.7	—	—	541.3
Property, plant and equipment, at cost less accumulated depreciation and amortization of $944.4 in 2018	—	1,739.9	2.0	—	—	1,741.9
Investments in subsidiaries	2,359.5	144.8	—	—	(2,504.3)	—
Other assets	—	42.4	—	—	—	42.4
Total assets	$2,359.5	$2,467.7	$2.7	$—	$(2,504.3)	$2,325.6
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.2	$—	$—	$—	$21.2
Inter-company accounts payable	973.6	(770.0)	(49.3)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	519.6	—	—	—	519.6
Total current liabilities	973.6	(229.2)	(49.3)	(154.3)	—	540.8
Long-term debt, including capitalized lease obligations	—	846.6	—	—	—	846.6
Deferred income taxes	—	168.1	—	—	—	168.1
Asset retirement obligations	—	30.0	—	—	—	30.0
Deferred credits and other liabilities	—	11.2	—	—	—	11.2
Total liabilities	973.6	826.7	(49.3)	(154.3)	—	1,596.7
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par 0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at June 30, 2018)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (14,526,155 shares held at September 30, 2018)	(941.6)	—	—	—	—	(941.6)
Additional paid in capital (APIC)	1,196.4	571.9	52.0	87.5	(1,368.4)	539.4
Retained earnings	1,130.6	1,069.1	(0.1)	66.8	(1,135.8)	1,130.6
Total stockholders' equity	1,385.9	1,641.0	52.0	154.3	(2,504.3)	728.9
Total liabilities and stockholders' equity	$2,359.5	$2,467.7	$2.7	$—	$(2,504.3)	$2,325.6

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Three Months Ended September 30, 2018
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$3,151.5	$—	$—	$—	$3,151.5
Merchandise sales	—	623.7	—	—	—	623.7
Other operating revenues	—	12.8	—	—	—	12.8
Total operating revenues	—	3,788.0	—	—	—	3,788.0

Operating Expenses
Petroleum product cost of goods sold	—	2,991.3	—	—	—	2,991.3
Merchandise cost of goods sold	—	519.2	—	—	—	519.2
Station and other operating expenses	—	139.7	—	—	—	139.7
Depreciation and amortization	—	34.2	—	—	—	34.2
Selling, general and administrative	—	32.6	—	—	—	32.6
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Total operating expenses	—	3,717.5	—	—	—	3,717.5

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	(0.5)	—	—	—	(0.5)
Income (loss) from operations	—	70.0	—	—	—	70.0

Other income (expense)
Interest income	—	0.2	—	—	—	0.2
Interest expense	—	(13.2)	—	—	—	(13.2)
Other nonoperating income	—	—	—	—	—	—
Total other income (expense)	—	(13.0)	—	—	—	(13.0)
Income (loss) before income taxes	—	57.0	—	—	—	57.0
Income tax expense	—	12.0	—	—	—	12.0
Income (loss)	—	45.0	—	—	—	45.0
Equity earnings in affiliates, net of tax	45.0	—	—	—	(45.0)	—
Net Income (Loss)	$45.0	$45.0	$—	$—	$(45.0)	$45.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Three Months Ended September 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,580.9	$—	$—	$—	$2,580.9
Merchandise sales	—	605.6	—	—	—	605.6
Other operating revenues	—	49.8	—	—	—	49.8
Total operating revenues	—	3,236.3	—	—	—	3,236.3

Operating Expenses
Petroleum product cost of goods sold	—	2,419.1	—	—	—	2,419.1
Merchandise cost of goods sold	—	507.9	—	—	—	507.9
Station and other operating expenses	—	130.4	—	—	—	130.4
Depreciation and amortization	—	29.0	—	—	—	29.0
Selling, general and administrative	—	31.5	—	—	—	31.5
Accretion of asset retirement obligations	—	0.4	—	—	—	0.4
Total operating expenses	—	3,118.3	—	—	—	3,118.3

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	—	—	—	—	—
Income (loss) from operations	—	118.0	—	—	—	118.0

Other income (expense)
Interest income	—	0.4	—	—	—	0.4
Interest expense	—	(12.7)	—	—	—	(12.7)
Other nonoperating income	—	3.0	—	—	—	3.0
Total other income (expense)	—	(9.3)	—	—	—	(9.3)
Income (loss) before income taxes	—	108.7	—	—	—	108.7
Income tax expense	—	40.8	—	—	—	40.8
Income (loss)	—	67.9	—	—	—	67.9
Equity earnings in affiliates, net of tax	67.9	—	—	—	(67.9)	—
Net Income (Loss)	$67.9	$67.9	$—	$—	$(67.9)	$67.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Nine Months Ended September 30, 2018
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$8,982.8	$—	$—	$—	$8,982.8
Merchandise sales	—	1,807.5	—	—	—	1,807.5
Other operating revenues	—	70.9	—	—	—	70.9
Total operating revenues	—	10,861.2	—	—	—	10,861.2

Operating Expenses
Petroleum product cost of goods sold	—	8,584.9	—	—	—	8,584.9
Merchandise cost of goods sold	—	1,509.2	—	—	—	1,509.2
Station and other operating expenses	—	401.9	—	—	—	401.9
Depreciation and amortization	—	99.0	—	—	—	99.0
Selling, general and administrative	—	102.3	—	—	—	102.3
Accretion of asset retirement obligations	—	1.5	—	—	—	1.5
Total operating expenses	—	10,698.8	—	—	—	10,698.8

Net settlement proceeds	—	50.4	—	—	—	50.4
Gain (loss) on sale of assets	—	(0.7)	—	—	—	(0.7)
Income (loss) from operations	—	212.1	—	—	—	212.1

Other income (expense)
Interest income	—	0.8	—	—	—	0.8
Interest expense	—	(39.6)	—	—	—	(39.6)
Other nonoperating income	—	0.2	(0.1)	—	—	0.1
Total other income (expense)	—	(38.6)	(0.1)	—	—	(38.7)
Income (loss) before income taxes	—	173.5	(0.1)	—	—	173.4
Income tax expense	—	37.3	—	—	—	37.3
Income (loss)	—	136.2	(0.1)	—	—	136.1
Equity earnings in affiliates, net of tax	136.1	(0.1)	—	—	(136.0)	—
Net Income (Loss)	$136.1	$136.1	$(0.1)	$—	$(136.0)	$136.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Nine Months Ended September 30, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$7,550.9	$—	$—	$—	$7,550.9
Merchandise sales	—	1,777.1	—	—	—	1,777.1
Other operating revenues	—	119.0	—	—	—	119.0
Total operating revenues	—	9,447.0	—	—	—	9,447.0

Operating Expenses
Petroleum product cost of goods sold	—	7,161.6	—	—	—	7,161.6
Merchandise cost of goods sold	—	1,492.9	—	—	—	1,492.9
Station and other operating expenses	—	384.6	—	—	—	384.6
Depreciation and amortization	—	83.5	—	—	—	83.5
Selling, general and administrative	—	101.1	—	—	—	101.1
Accretion of asset retirement obligations	—	1.3	—	—	—	1.3
Total operating expenses	—	9,225.0	—	—	—	9,225.0

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	(3.4)	—	—	—	(3.4)
Income (loss) from operations	—	218.6	—	—	—	218.6

Other income (expense)
Interest income	—	0.8	—	—	—	0.8
Interest expense	—	(33.8)	—	—	—	(33.8)
Other nonoperating income	—	3.2	—	—	—	3.2
Total other income (expense)	—	(29.8)	—	—	—	(29.8)
Income (loss) before income taxes	—	188.8	—	—	—	188.8
Income tax expense	—	68.4	—	—	—	68.4
Income (loss)	—	120.4	—	—	—	120.4
Equity earnings in affiliates, net of tax	120.4	—	—	—	(120.4)	—
Net Income (Loss)	$120.4	$120.4	$—	$—	$(120.4)	$120.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Nine Months Ended September 30, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$136.1	$136.1	$(0.1)	$—	$(136.0)	$136.1
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	99.0	—	—	—	99.0
Deferred and noncurrent income tax charges (credits)	—	13.9	—	—	—	13.9
Accretion of asset retirement obligations	—	1.5	—	—	—	1.5
(Gain) loss on sale of assets	—	0.7	—	—	—	0.7
Net (increase) decrease in noncash operating working capital	—	(15.8)	—	—	—	(15.8)
Equity in earnings of affiliates	(136.1)	0.1	—	—	136.0	—
Other operating activities - net	—	6.0	—	—	—	6.0
Net cash provided by (required by) operating activities	—	241.5	(0.1)	—	—	241.4
Investing Activities
Property additions	—	(162.2)	(0.8)	—	—	(163.0)
Proceeds from sale of assets	—	1.2	—	—	—	1.2
Other investing activities - net	—	(5.9)	—	—	—	(5.9)
Net cash provided by (required by) investing activities	—	(166.9)	(0.8)	—	—	(167.7)
Financing Activities
Purchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(15.9)	—	—	—	(15.9)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(8.0)	—	—	—	(8.0)
Net distributions to parent	144.4	(145.9)	1.5	—	—	—
Net cash provided by (required by) financing activities	—	(169.8)	1.5	—	—	(168.3)
Net increase (decrease) in cash and cash equivalents	—	(95.2)	0.6	—	—	(94.6)
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at September 30	$—	$74.7	$0.7	$—	$—	$75.4

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0

Cash and cash equivalents at end of period	$—	$74.7	$0.7	$—	$—	$75.4
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$74.7	$0.7	$—	$—	$75.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Nine Months Ended September 30, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$120.4	$120.4	$—	$—	$(120.4)	$120.4
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	83.5	—	—	—	83.5
Deferred and noncurrent income tax charges (credits)	—	17.4	—	—	—	17.4
Accretion of asset retirement obligations	—	1.3	—	—	—	1.3
Pretax (gains) losses from sale of assets	—	3.4	—	—	—	3.4
Net (increase) decrease in noncash operating working capital	—	(58.3)	—	—	—	(58.3)
Equity in earnings of affiliates	(120.4)	—	—	—	120.4	—
Other operating activities - net	—	(1.4)	—	—	—	(1.4)
Net cash provided by (required by) operating activities	—	166.3	—	—	—	166.3
Investing Activities
Property additions	—	(200.7)	(0.8)	—	—	(201.5)
Proceeds from sale of assets	—	0.7	—	—	—	0.7
Other investing activities - net	—	(4.6)	—	—	—	(4.6)
Net cash provided by (required by) investing activities	—	(204.6)	(0.8)	—	—	(205.4)
Financing Activities
Purchase of treasury stock	(152.0)	—	—	—	—	(152.0)
Borrowings of debt	—	338.8	—	—	—	338.8
Repayments of debt	—	(126.2)	—	—	—	(126.2)
Debt issuance costs	—	(1.1)	—	—	—	(1.1)
Amounts related to share-based compensation	—	(5.2)	—	—	—	(5.2)
Net distributions to parent	152.0	(152.8)	0.8	—	—	—
Net cash provided by (required) by financing activities	—	53.5	0.8	—	—	54.3
Net increase (decrease) in cash and cash equivalents	—	15.2	—	—	—	15.2
Cash, cash equivalents, and restricted cash at January 1	—	153.8	—	—	—	153.8
Cash, cash equivalents, and restricted cash at September 30	$—	$169.0	$—	$—	$—	$169.0

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$153.8	$—	$—	$—	$153.8
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$153.8	$—	$—	$—	$153.8

Cash and cash equivalents at end of period	$—	$169.0	$—	$—	$—	$169.0
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$169.0	$—	$—	$—	$169.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Nine Months Ended September 30, 2018
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
Issuance of treasury stock	9.3	—	—	—	—	9.3
Repurchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Balance as of September 30, 2018	$(941.6)	$—	$—	$—	$—	$(941.6)
APIC
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Issuance of treasury stock	(9.3)	—	—	—	—	(9.3)
Amounts related to share-based compensation	—	(8.0)	—	—	—	(8.0)
Share-based compensation expense	—	6.8	—	—	—	6.8
Balance as of September 30, 2018	$1,196.4	$571.9	$52.0	$87.5	$(1,368.4)	$539.4
Retained Earnings
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
Net income (loss)	136.1	136.1	(0.1)	—	(136.0)	136.1
Balance as of September 30, 2018	$1,130.6	$1,069.1	$(0.1)	$66.8	$(1,135.8)	$1,130.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Nine Months Ended September 30, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2016	$(608.0)	$—	$—	$—	$—	$(608.0)
Issuance of treasury stock	7.0	—	—	—	—	7.0
Repurchase of treasury stock	(152.0)	—	—	—	—	(152.0)
Balance as of September 30, 2017	$(753.0)	$—	$—	$—	$—	$(753.0)
APIC
Balance as of December 31, 2016	$1,213.1	$571.1	$52.0	$87.5	$(1,368.4)	$555.3
Issuance of treasury stock	(6.9)	—	—	—	—	(6.9)
Amounts related to share-based compensation	—	(5.2)	—	—	—	(5.2)
Share-based compensation expense	—	4.7	—	—	—	4.7
Balance as of September 30, 2017	$1,206.2	$570.6	$52.0	$87.5	$(1,368.4)	$547.9
Retained Earnings
Balance as of December 31, 2016	$749.3	$687.8	$—	$66.8	$(754.6)	$749.3
Net income (loss)	120.4	120.4	—	—	(120.4)	120.4
Balance as of September 30, 2017	$869.7	$808.2	$—	$66.8	$(875.0)	$869.7

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2018 and 2017.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2018 and 2017. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2018, we had a total of 1,461 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these cost increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Crude oil prices have ranged in price from June 2018's average monthly per barrel price of approximately $72 to September 2018's average monthly per barrel price of approximately $75. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs") for the third quarter of 2018 was 16.2 cents per gallon, a 21.0% decrease when compared to the 2017 third quarter total fuel contribution of 20.5 cents per gallon.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income. With continued uncertainty around the Renewable Fuel Standard ("RFS") program, RIN prices declined to a rate of $.19 by the end of 2018's third quarter.

As of September 30, 2018, we have $800 million of Senior Notes and $77 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2018, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

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

We currently estimate our ongoing effective tax rate to be between 20% and 23% for the fourth quarter.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.

For additional operating segment information, see Note 19 “Business Segments” in the audited combined financial statements for the year ended December 31, 2017 included with our Annual Report on Form 10-K and Note 13 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2018.

Results of Operations

Consolidated Results

For the three month period ended September 30, 2018, the Company reported net income of $45.0 million, or $1.38 per diluted share, on revenue of $3.8 billion. Net income was $67.9 million for the same period in 2017, or $1.90 per diluted share, on $3.2 billion in revenue.  The decrease in net income was mainly due to lower total fuel contribution (retail fuel margin plus PS&W results including RINs) and higher payment fees, partially offset by improvements in merchandise margin and a lower effective income tax rate.

For the nine month period ended September 30, 2018, the Company reported net income of $136.1 million, or $4.11 per diluted share, on revenue of $10.9 billion.  Net income was $120.4 million for the same period in 2017, or $3.29 per diluted share, on $9.4 billion in revenue.  The increase in net income for the nine months was largely the result of the net settlement proceeds of $37.8 million (after tax), which was recognized in the first and second quarters of 2018 from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill and a lower effective income tax rate.

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Quarterly revenues for 2018 increased $551.7 million, or 17.0%, compared to the same quarter in 2017.  The higher revenues were related to higher retail prices, total retail volumes, and increased store count in 2018.

Total cost of sales increased $583.5 million, or 19.9%, compared to 2017.  In the current year quarter, higher fuel purchase costs in all areas were driven by higher wholesale prices, higher fuel and merchandise sales volumes, and increased store count.

Station and other operating expenses increased $9.3 million, or 7.1%, from 2017.  Increased store count and higher retail fuel and merchandise revenues generated greater total payment fees during the 2018 quarter, which along with higher repairs and maintenance expenses, contributed to the increase in station and other operating expenses.

Selling, general and administrative ("SG&A") expenses for 2018 increased $1.1 million, or 3.5%, from 2017.  The increase in SG&A costs is primarily due to higher labor and benefit related costs.

The effective income tax rate was approximately 21.1% for the third quarter of 2018 versus 37.5% for the same period of 2017. The reduction in the effective tax rate is primarily due to the Federal tax reform that became effective in 2018 combined with discrete tax items and excess tax benefits related to share-based payments.

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

Year-to-date revenues for 2018 increased $1.4 billion, or 15.0%, compared to the same nine month period in 2017.  The higher revenues were mainly caused by higher petroleum product revenues and increased store count in 2018.

Total cost of sales increased $1.4 billion, or 16.6%, compared to 2017. This increase is primarily due to higher fuel purchase costs in all areas that were driven by higher wholesale prices combined with higher merchandise costs and increased store count.

Station and other operating expenses increased $17.3 million, or 4.5%, from 2017.  Increased store count and higher retail fuel prices generated greater total payment fees during the 2018 period and were the primary reasons for higher station and other operating expenses. Excluding payment fees, station and other operating expenses on an average per store month ("APSM") basis were slightly lower year-over-year.

Selling, general and administrative ("SG&A") expenses for 2018 increased slightly year-over-year by 1.2%, or $1.2 million, from 2017.

Net settlement proceeds for the first nine months of 2018 were $50.4 million (before tax), which represented the net settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.

The effective income tax rate was approximately 21.5% for the first nine months of 2018 and 36.2% for the 2017 period. The current year rate is favorable compared to the estimated effective tax rate of 25% due to benefits related to the settlement of prior year state uncertain tax positions and excess tax benefits related to share-based payments. The year-over-year reduction in the effective tax rate is primarily due to Federal tax reform that is benefiting 2018.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017
Marketing	$54.6	$75.9	$126.1	$140.1
Corporate and other assets	(9.6)	(8.0)	10.0	(19.7)
Net Income	$45.0	$67.9	$136.1	$120.4

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Net income for the three months ended September 30, 2018 decreased compared to the same period in 2017 primarily due to:

•	Lower total fuel contribution

•	Higher station and other operating expenses

•	Increased depreciation expense due to higher store count

•	Higher SG&A expenses

The items below partially offset the decrease in earnings in the current period:

•	Higher retail fuel volumes

•	Higher merchandise margins

•	Lower effective income tax rate

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

Net income for the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily due to:

•	Net settlement proceeds of $37.8 million (after tax) from the 2010 Deepwater Horizon oil spill recorded in Corporate and other assets

•	Higher fuel volumes

•	Higher PS&W margin including RINs

•	Higher merchandise margins

•	Lower effective income tax rate

The items below partially offset the increase in earnings in the current year:

•	Lower retail fuel margins

•	Increased depreciation expense due to higher store count

•	Higher interest expense related to the issuance of the 2027 Senior Notes in April 2017

•	Higher station and other operating expenses

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2018	2017	2018	2017

Operating Revenues
Petroleum product sales	$3,151.5	$2,580.9	$8,982.8	$7,550.9
Merchandise sales	623.7	605.6	1,807.5	1,777.1
Other operating revenues	12.8	49.8	70.4	118.8
Total operating revenues	3,788.0	3,236.3	10,860.7	9,446.8
Operating expenses
Petroleum products cost of goods sold	2,991.3	2,419.1	8,584.9	7,161.6
Merchandise cost of goods sold	519.2	507.9	1,509.2	1,492.9
Station and other operating expenses	139.7	130.4	401.9	384.6
Depreciation and amortization	31.5	27.4	92.4	78.7
Selling, general and administrative	32.6	31.5	102.3	101.1
Accretion of asset retirement obligations	0.5	0.4	1.5	1.3
Total operating expenses	3,714.8	3,116.7	10,692.2	9,220.2

Gain (loss) on sale of assets	(0.5)	—	(0.7)	(3.4)
Income (loss) from operations	72.7	119.6	167.8	223.2

Other income (expense)
Interest expense	—	(0.1)	—	(0.1)
Other nonoperating income (expense)	—	3.0	0.1	3.2
Total other income (expense)	—	2.9	0.1	3.1
Income (loss) before income taxes	72.7	122.5	167.9	226.3
Income tax expense (benefit)	18.1	46.6	41.8	86.2
Income (loss) from operations	$54.6	$75.9	$126.1	$140.1

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2018	2017	2018	2017

Total tobacco sales revenue per store month	$103.6	$104.4	$99.8	$103.5
Total non-tobacco sales revenue per store month	40.5	38.5	39.5	37.7
Total merchandise sales revenue per store month	$144.1	$142.9	$139.3	$141.2

Store count at end of period	1,461	1,423	1,461	1,423
Total store months during the period	4,327	4,237	12,974	12,588

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Net income in the Marketing segment for 2018 decreased $21.3 million compared to the 2017 period. The primary driver was the 21.0% decrease in total fuel contribution to 16.2 cpg in 2018. Partially offsetting the decrease was merchandise gross margin which increased 7.0% to $104.5 million.

Total revenues for the Marketing segment were approximately $3.8 billion for 2018 compared to $3.2 billion for 2017. The primary cause of the increase in revenues was a $0.39 per gallon increase in retail fuel price in the 2018 quarter.  Revenues included excise taxes collected and remitted to government authorities of $464.1 million in 2018 and $488.8 million in 2017.  On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. Under previous revenue recognition guidance, the revenues related to excise and sales tax collected and remitted to government authorities would have been $515.9 million for the current-year quarter.

Total fuel sales volumes on a same store sales ("SSS") basis increased 1.0% to 243.7 thousand gallons per store in the 2018 period from 241.5 thousand gallons per store in 2017.  Retail fuel margin decreased 8.4% in the 2018 quarter to 14.2 cpg compared to 15.5 cpg in the prior-year quarter.  Retail fuel margins continued to decrease in third quarter 2018 as wholesale product price averages increased quarter-over-quarter.

Total PS&W margin dollars, excluding RINs, were $9.7 million in the 2018 period compared to $3.6 million in 2017. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices, along with continued improvement in the spot-to-rack differential.

The 2018 quarter includes the sale of RINs of $11.6 million compared to $48.7 million in 2017.  During the 2018 quarter, 57 million RINs were sold at an average selling price of $0.20 per RIN while the prior-year quarter had sales of 59 million RINs at an average price of $0.83 per RIN.

Total merchandise sales increased 3.0% to $623.7 million in 2018 from $605.6 million in 2017 and was primarily due to an increase in non-tobacco sales of 3.6% and in tobacco products sales of 0.3%, on a SSS basis. Quarterly merchandise margins in 2018 were 7.0% higher than 2017.  The increase in gross margin dollars in the current period was due primarily to timing of rebates and improved promotion of non-tobacco merchandise in the current year. As a result, total unit margins were up by 70 basis points from 16.1% in the prior period to 16.8% in the current quarter, a new quarterly record.

Station and other operating expenses increased $9.3 million in the current period compared to 2017 levels. Total operating expenses in 2018 were higher, reflecting increased payment fees, new store additions, and higher repairs and maintenance expenses. On an APSM basis, expenses applicable to retail excluding payment fees increased 2.8%, primarily because of higher repair and maintenance expenses.

Depreciation expense increased $4.1 million in the 2018 period, an increase of 15.0% over the prior period. This increase was primarily caused by more stores operating in the 2018 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $1.1 million, or 3.5%, in 2018.  This increase was primarily due to higher labor and employee related costs and incentive plan expenses.

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

Net income in the Marketing segment for 2018 decreased $14.0 million compared to the 2017 period. The total fuel contribution of 14.9 cpg in 2018 was a decrease of 1.4 cpg from the same prior-year period but was offset by an increase in merchandise gross margin of 5.0% to $298.3 million.
Total revenues for the Marketing segment were approximately $10.9 billion for 2018 and $9.4 billion for 2017. The primary cause of the increase in revenues was a $0.36 per gallon increase in retail fuel price and an increase in gallons sold of 41.8 million in the 2018 period.  Revenues included excise taxes collected and remitted to government authorities of $1.4 billion in 2018 and $1.5 billion in 2017.  On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. Under previous revenue recognition guidance, the revenues related to excise and sales tax collected and remitted to government authorities would have been $1.5 billion in the current year.

Total fuel sales volumes on a SSS basis were down 1.5% to 241.4 thousand gallons per store in the 2018 period from 245.0 thousand gallons per store in 2017.  This decline was primarily due to the impacts of winter storms throughout the Company's operating areas during the first quarter of 2018. Retail fuel margin decreased 15.6% in 2018 to 11.9 cpg compared to 14.1 cpg in the prior year period.  Retail fuel margins declined as rising wholesale product prices throughout the period created an environment less favorable to retail than in first nine months of 2017.

Total PS&W margin dollars, excluding RINs, were positive $24.7 million in the 2018 period compared to negative $45.6 million in 2017. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices and to a considerable improvement in the spot-to-rack differential.

The 2018 period includes the sale of RINs of $67.3 million compared to $114.4 million in 2017.  During the 2018 quarter, 177 million RINs were sold at an average selling price of $0.38 per RIN while the prior-year period had sales of 172 million RINs at an average price of $0.66 per RIN.

Total merchandise sales were relatively flat year-over-year at approximately $1.8 billion. Year-to-date merchandise margins in 2018 were 5.0% higher than 2017.  The increase in gross margin dollars in the current period was due primarily to continual turnover to new, high-demand products and enhanced tobacco programs and initiatives. As a result, total unit margins were up by 50 basis points from 16.0% in the prior period to 16.5% in the current year.

Station and other operating expenses increased $17.3 million in the current period compared to 2017 levels. Total operating expenses in 2018 were higher, reflecting increased payment fees and new store additions. On an APSM basis, expenses applicable to retail excluding payment fees declined 0.4%.

Depreciation expense increased $13.7 million in the 2018 period, an increase of 17.4% over the prior period. This increase was primarily caused by more stores operating in the 2018 period compared to the prior year period.

Selling, general and administrative (SG&A) expenses increased $1.2 million, when compared to 2017. The increase was primarily due to higher labor and employee related costs and incentive plan expenses.

Same store sales comparison

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2018		September 30, 2018
	SSS	APSM	SSS	APSM
Fuel gallons per month	1.0%	1.3%	(1.5)%	(1.7)%

Merchandise sales	1.2%	0.9%	(0.7)%	(1.3)%
Tobacco sales	0.3%	(0.8)%	(2.3)%	(3.5)%
Non-tobacco sales	3.6%	5.2%	3.8%	4.8%

Merchandise margin	5.5%	4.8%	2.8%	1.8%
Tobacco margin	6.9%	5.1%	3.5%	1.5%
Non-tobacco margin	3.7%	4.4%	1.7%	2.3%

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

Corporate and other assets

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

After-tax results for Corporate and other assets declined in the recently completed quarter, experiencing a loss of $9.6 million compared to a loss of $8.0 million in the third quarter of 2017. The increase was primarily due to higher depreciation expense and lower capitalized interest.

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

After-tax results for Corporate and other assets improved in the recently completed quarter, experiencing a profit of $10.0 million compared to a loss of $19.7 million in the same period of 2017.  The improvement was due to recording net settlement proceeds of $37.8 million (after tax) from the 2010 Deepwater Horizon oil spill. Interest expense was higher in the current-year period by $5.8 million due primarily to the addition of the $300 million senior notes on April 25, 2017 and lower interest capitalized, partially offset by lower interest cost related to the term loan. Depreciation expense for 2018 was $1.8 million higher than the prior year.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets and other non-operating (income) expense.  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use this Adjusted EBITDA in our operational and financial decision-making, believing that the measure is useful to eliminate certain items in order to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. We believe that the presentation of Adjusted EBITDA provides useful information to investors because it allows understanding of a key measure that we evaluate internally when making operating and strategic decisions, preparing our annual plan, and evaluating our overall performance. However, non-GAAP measures are not a substitute for GAAP disclosures, and EBITDA and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017

Net income (loss)	$45.0	$67.9	$136.1	$120.4

Income tax expense (benefit)	12.0	40.8	37.3	68.4
Interest expense, net of interest income	13.0	12.3	38.8	33.0
Depreciation and amortization	34.2	29.0	99.0	83.5
EBITDA	104.2	150.0	311.2	305.3

Net settlement proceeds	—	—	(50.4)	—
Accretion of asset retirement obligations	0.5	0.4	1.5	1.3
(Gain) loss on sale of assets	0.5	—	0.7	3.4
Other nonoperating (income) expense	—	(3.0)	(0.1)	(3.2)
Adjusted EBITDA	$105.2	$147.4	$262.9	$306.8

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $344 million at September 30, 2018 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of September 30, 2018, we had $77 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $241.4 million for the nine months ended September 30, 2018 and was $166.3 million for the comparable period in 2017. The increase was due to the net settlement proceeds received combined with changes in accounts payable and accrued liabilities.  Net income increased $15.7 million in 2018 compared to the corresponding period in 2017 due primarily to net settlement proceeds received in the current year, combined with a lower effective income tax rate.

Investing Activities

For the nine months ended September 30, 2018, cash required by investing activities was $167.7 million compared to $205.4 million in 2017. The lower investing cash use in the current period was primarily due to timing of capital expenditure spending in the current year, as well as sales proceeds from our current-period like-kind exchange transaction. Other investing activities required an additional $1.3 million in cash during 2018 when compared to 2017.

Financing Activities

Financing activities in the nine months ended September 30, 2018 required cash of $168.3 million compared to cash provided of $54.3 million in the nine months ended September 30, 2017. The current period included the repurchase of common shares of $144.4 million, which was a decrease of $7.6 million from the prior-year period. The Company had net repayments of borrowing of $15.9 million the current year compared to net borrowings of $212.6 million in the first nine months of 2017. Amounts related to share-based compensation required $2.8 million more in cash during 2018 than in 2017. There were no debt issuance costs in 2018 compared to $1.1 million in 2017.

Share Repurchase Program

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with our past practice. We remain committed to share repurchases under quarterly allocations in line with our past practice, subject to market conditions and cash availability. There were no share repurchases during the third quarter of 2018 but 1,994,632 shares for $144.4 million have been repurchased year-to-date in 2018.

Debt

Our long-term debt at September 30, 2018 and December 31, 2017 are as set forth below:

(Millions of dollars)	September 30, 2018	December 31, 2017
6.00% senior notes due 2023 (net of unamortized discount of $4.3 at September 30, 2018 and $5.0 at December 2017)	$495.7	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.2 at September 30, 2018 and $3.5 at December 2017)	296.8	296.5
Term loan due 2020 (effective interest rate of 4.72% at September 30, 2018)	77.0	92.0
Capitalized lease obligations, vehicles, due through 2021	2.4	2.5
Less unamortized debt issuance costs	(4.1)	(5.2)
Total notes payable, net	867.8	880.8
Less current maturities	21.2	19.9
Total long-term debt	$846.6	$860.9

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million ABL facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $77 million. As of September 30, 2018, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of September 30, 2018, our fixed charge coverage ratio was 0.81; however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage ratio currently has no impact on our operations or liquidity. Our secured debt to EBITDA ratio as of September 30, 2018 was 0.19 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2018, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2017, we had a shortfall of approximately $206.9 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio under our credit agreement would exceed 1.0 to 1.0.

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
The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017
Marketing:
Company stores	$49.7	$53.8	$110.4	$152.5
Terminals	0.3	1.0	0.4	1.7
Sustaining capital	9.4	8.7	26.4	28.6
Corporate and other assets	2.5	10.9	15.3	29.7
Total	$61.9	$74.4	$152.5	$212.5

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
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2018 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2017 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2018.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2018, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

None

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
  and Duly Authorized Officer)
November 1, 2018

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