Form 10-K
period 2018-12-31
Murphy USA Inc.
filed 2019-02-19
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☑  Accelerated filer ___  Non-accelerated filer ___  Smaller reporting company ___ Emerging growth company___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ___ Yes ☑ No
 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2018), based on the closing price on that date of $74.29 was $2,390,188,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2019 was 32,261,729.
Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 1, 2019 will be incorporated by reference in Part III herein.

1

MURPHY USA INC.
TABLE OF CONTENTS – 2018 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,472 (as of December 31, 2018) retail stores operated by us, almost all of which are in close proximity to Walmart stores. Our retail stores are located in 26 states, primarily in the Southeast, Southwest and Midwest United States. Of these stores, 1,160 are branded Murphy USA and 312 are standalone Murphy Express locations (as of December 31, 2018). The majority of our Murphy USA locations participate in a cents-off per gallon purchased discount program for fuel with Walmart when using specific payment methods.
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

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 27 through 40, F-13, and F-28 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,472 retail gasoline stores (as of December 31, 2018), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart. We have an active real estate development team that purchases and leases land from third parties near Walmart Supercenters and other high traffic locations that support our low-cost, high-volume model.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers including our new Murphy Drive Rewards loyalty program, currently being piloted in select locations, which rewards customers with discounted and free items based on purchases of qualifying fuel and merchandise.

Low cost retail operating model
We operate our retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. Almost all of our recently constructed stores are standardized 1,200 square foot small store formats, which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. In the past, we have also developed standardized 208 square feet kiosks with external supercoolers when the available land or economics did not support the small store format. In addition, many of our stores require only one or two attendants to be present during business hours and 86% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. According to the 2017 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 46% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2017 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 3 cpg since our spinoff in 2013.
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
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. In addition, we have acquired through share repurchase over $970 million of common stock in a little more than five years of operation. We also have more than 9,500 hardworking employees that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and stable organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.
Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years. We expect to build at a pace of 40 to 50 new sites per year, including raze-and-rebuild activity, targeting high-return locations either near Walmart Supercenters, other high traffic areas or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller lot sizes, we now expect to build more stores larger than 1,200 square feet. Our real estate development team works to maintain a multi-year pipeline of projects that supports ratable expansion.

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

Description of Our Business
We market fueling products through a network of Company retail stores and unbranded wholesale customers. During 2018, the Company sold approximately 4.2 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stores at December 31, 2018 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	North Carolina	89
Arkansas	69	Louisiana	78	Ohio	44
Colorado	20	Michigan	27	Oklahoma	55
Florida	125	Minnesota	9	South Carolina	58
Georgia	99	Missouri	50	Tennessee	93
Iowa	22	Mississippi	55	Texas	312
Illinois	43	Nebraska	5	Utah	5
Indiana	39	Nevada	4	Virginia	22
Kansas	7	New Mexico	13	Total	1,472

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
Start of period	1,446	1,401	1,335
New construction	26	45	67
Closed	—	—	(1)
End of period	1,472	1,446	1,401
Since 2007, we have purchased from Walmart the properties underlying 1,052 of our Company stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”
For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is ten years at each station, with us holding four successive five-year extension options at each site. Approximately half of the leased sites have over 15 years of term remaining, including renewals, should the Company decide to exercise the renewal options. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased station or allowing a third party to operate a leased station without written consent from Walmart. As of December 31, 2018, we are currently leasing 103 sites from Walmart. We also have five Murphy USA sites located near Walmart locations where we pay rent to other landowners.
As of December 31, 2018, we have 218 Murphy Express sites where we own the land and 94 locations where we rent the underlying land.

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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. In 2018, we purchased more than 80% of our merchandise from a single vendor, Core-Mark, with whom we began a five year supply agreement in late January 2016.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2018 are reported below.

	As of December 31,
	2018	2017	2016	2015	2014
Branded retail outlets:
Murphy USA®	1,160	1,158	1,152	1,111	1,056
Murphy Express	312	288	249	224	207
Total	1,472	1,446	1,401	1,335	1,263
Retail marketing:
Retail fuel margin per gallon (cpg) (1)	14.7	14.0	11.6	12.5	15.8
Gallons sold per store month (in thousands)	244.0	245.3	259.1	267.9	270.4
Merchandise sales revenue per store month	$139.7	$140.5	$144.4	$147.7	$146.8
Merchandise margin as a percentage of merchandise sales	16.5%	16.1%	15.6%	14.4%	14.0%
(1)Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 19 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2018.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $3 million in 2019.
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
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by the 2016 model year and imposing the first-ever federal GHG emissions standards on cars and light trucks. Further regulations require increases in fuel economy beginning with the 2017 through 2021 model year vehicles. NHTSA also published non-binding inaugural standards for model year 2022 through 2025 cars and trucks increasing fuel economy to the equivalent of 54.5 miles per gallon by 2025.  The EPA and NHTSA also regulate GHG and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products. In August 2018, NHTSA and EPA proposed to amend certain of these existing fuel economy standards for passenger cars and light trucks and establish new standards, covering model years 2021 through 2026. it is unclear if these proposals, called the Safer Affordable Fuel Efficient ("SAFE") Vehicles, which would require less stringent fuel economy standards than the existing standards, will be finalized in their current form or at all.

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
Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal and state levels, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves.  In compliance with U.S. health care reform legislation, we implemented in 2015 a “bronze level” offering to our eligible non-exempt field employees.  The offering increased labor costs by an immaterial amount.
Employees
At December 31, 2018, we had over 9,500 employees, including nearly 4,100 full-time employees and 5,400 part-time employees.

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
We currently have $500 million of 6.00% Senior Notes due 2023 (the "2023 Senior Notes"), $300 million of 5.625% Senior Notes due 2027 (the"2027 Senior Notes", and together with the 2023 Senior Notes, the "Senior Notes") and a term loan with a remaining balance of $72 million as of December 31, 2018. We also have undrawn capacity of up to $450 million on our credit facility, subject to the borrowing base limitation of $177 million as of December 31, 2018. This outstanding debt could have significant consequences to our future operations, including:

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
Our net income is significantly affected by changes in the margins on retail and wholesale gasoline marketing operations. Oil and domestic wholesale gasoline markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect oil supplies and wholesale gasoline costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at oil refineries, sustained increase in global demand or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Our wholesale purchase costs could also be adversely affected by increasingly stringent regulations regarding the content and characteristics of fuel products, including International Maritime Organization ("IMO") 2020 requirements. Significant increases and volatility in wholesale gasoline costs could result in lower gasoline gross margins per gallon. This volatility makes it extremely difficult to predict the effect that future wholesale cost fluctuations will have on our operating results and financial condition in future periods.
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
Further, recessionary economic conditions, higher interest rates, higher gasoline and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products we sell at our retail sites. Unfavorable economic conditions, higher gasoline prices and unemployment levels can affect consumer confidence, spending patterns and vehicle miles driven. These factors can lead to sales declines in both gasoline and general merchandise, and in turn have an adverse impact on our business, financial condition, results of operations and cash flows.
Walmart continues to be a key relationship with regard to our Murphy USA network.
At December 31, 2018, our 1,472 Company stores were almost all located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.

Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  RIN prices also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of RIN prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In 2018, RIN prices were unstable, in part due to rumored changes to the Renewable Fuel Standard program and to the rules regulating the RINs market itself. Although a decline in RIN prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from the sale of RINs.

In 2017, independent refiners filed suit to pursue a fundamental change to the Renewable Fuel Standard program, the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. Specifically, the independent refiners seek a shift of the burden for compliance—the point of obligation, as it is known—from refiners to blenders. This litigation is ongoing. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market--and then retire with the federal government RINs to satisfy their individual obligations. If this burden were to be shifted, Murphy USA would potentially have to utilize the RINs that it obtains through its blending activities to satisfy a new obligation and would therefore be unable to sell those RINs to third parties. This could have a significant impact on the Company's current business model, unless it were able to pass along these costs to consumers or other parties.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2020 and beyond.
While we have a high confidence level that our growth of 40 to 50 new constructions for 2019 (including raze-and-rebuild) is secure due to our existing pipeline of land closures, the future development relies on the continued growth of our project pipeline. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline.
We currently have one primary supplier for over 80% of our merchandise. A disruption in supply could have a material effect on our business.
In 2018, over 80% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. We began a five year supply contract with Core-Mark in late January 2016. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  Competitive pressures in our markets can make it difficult to pass price increases on to our customers. We also operate in some jurisdictions that have recently raised the minimum age to purchase tobacco products to 21. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In compliance with U.S. health care reform legislation, we implemented in 2015 a “bronze level” health care offering to our eligible non-exempt field employees.  The offering of health care increased labor costs by an immaterial amount.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 17 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2018 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.
We rely on our technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our technology systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations. In addition, there is a deadline of October 1, 2020 to install Europay, Mastercard, and Visa ("EMV") chip readers at automated fuel pumps. The failure to migrate to chip readers would cause the Company to be financially responsible for any fraud and counterfeit chargebacks occurring at the point of sale.
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
We have included an exclusive forum provision in our Bylaws as described above. However, the enforceability of similar exclusive jurisdiction provisions in other companies’ bylaws or certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the exclusive jurisdiction provision contained in our Bylaws to be inapplicable or unenforceable in such action.  Although in June 2013 the Delaware Court of Chancery upheld the statutory and contractual validity of exclusive forum-selection bylaw provisions, and in 2015 the Delaware General Corporation Law was amended to permit forum-selection provisions applicable to "integral corporate claims", the validity of forum-selection provisions continues to be tested with litigation. Furthermore, the Delaware Court of Chancery emphasized that such provisions may not be enforceable under circumstances where they are found to operate in an unreasonable or unlawful manner or in a manner inconsistent with a board’s fiduciary duties. Also, it is uncertain whether non-Delaware courts consistently will enforce such exclusive forum-selection bylaw provisions. If a court were to find our choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2018.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 17 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2018.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

SUPPLEMENTAL INFORMATION; Executive Officers of the Registrant

The age at January 1, 2019, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2018, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 55; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 49; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

John A. Moore – Age 51; Senior Vice President and General Counsel since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.
Robert J. Chumley – Age 54; Senior Vice President, Merchandising and Marketing since September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Terry P. Hatten – Age 52; Senior Vice President, Human Resources since June 2018. Mr. Hatten joined the Company from Commercials Metal Company where he served as Chief Human Resources Officer. His previous experience includes Human Resources leadership roles at General Nutrition Centers (GNC), Dean Foods, and Pepsi Bottling Group. He graduated with a bachelor of arts degree from Gannon University. Mr. Hatten also holds a master's degree in industrial and labor relations from Indiana University of Pennsylvania.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,987 stockholders of record as of December 31, 2018.

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
We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2018.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 7 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2018.
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
During 2018, the company purchased an additional $144 million of its common stock as approved by the Board of Directors in small tranches during the first and second quarters.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 10 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	669,269	$65.71	3,835,958
Equity compensation plans not approved by security holders	—	—	—
Total	669,269	$65.71	3,835,958

(1)	Amounts in this column include outstanding restricted stock units.

(2)
Number of shares available for issuance includes 3,446,501 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2018 plus 389,457 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2018.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2013, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P 400 Midcap Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns
Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P 400 Midcap Index
December 31, 2013	$100	$100	$100
December 31, 2014	$166	$111	$108
December 31, 2015	$146	$111	$104
December 31, 2016	$148	$121	$124
December 31, 2017	$193	$145	$142
December 31, 2018	$184	$136	$124

Item 6.  SELECTED FINANCIAL DATA

(Millions of dollars, except per share data)	2018	2017	2016	2015	2014
Results of Operations for the Year
Net sales and other operating revenues	$14,362.9	$12,826.6	$11,594.6	$12,699.4	$16,986.0
Net cash provided by operating activities	$398.7	$283.6	$337.4	$215.8	$305.6
Income from continuing operations	$213.6	$245.3	$221.5	$137.6	$223.0
Net income (loss)	$213.6	$245.3	$221.5	$176.3	$243.9
Per Common Share - diluted
Income (loss) from continuing operations	$6.48	$6.78	$5.59	$3.14	$4.81
Income (loss) from discontinued operations	$—	$—	$—	$0.88	$0.45
Net income (loss)	$6.48	$6.78	$5.59	$4.02	$5.26

Capital Expenditures for the Year
Marketing	$169.2	$234.0	$239.1	$202.4	$131.1
Corporate and other	24.6	39.7	24.8	9.5	4.2
Subtotal	$193.8	$273.7	$263.9	$211.9	$135.3
Discontinued operations	—	—	—	3.7	3.6
Total capital expenditures	$193.8	$273.7	$263.9	$215.6	$138.9

Financial condition at December 31
Current ratio	1.19	1.15	1.00	1.11	1.67
Working capital	$92.0	$80.9	$1.0	$43.4	$277.6
Net property, plant and equipment	$1,748.2	$1,679.5	$1,532.7	$1,369.3	$1,248.1
Total assets	$2,360.8	$2,331.0	$2,088.7	$1,886.2	$1,949.3
Long-term debt	$842.1	$860.9	$629.6	$490.2	$488.3
Stockholders' equity	$807.3	$738.4	$697.1	$792.3	$858.7
Long-term debt - percent of capital employed (1)	51.1%	53.8%	47.5%	38.2%	36.2%

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

•	Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2018.

•
Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2018. It also includes a discussion of our capital structure and available sources of liquidity.

•	Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business consists primarily of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  We market refined products through a network of retail gasoline stores and unbranded wholesale customers. Our owned retail stores are almost all located near Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at stand alone stores under the Murphy Express brand. At December 31, 2018, we had a total of 1,472 Company stores in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2018 started the year in the $60 per barrel range and climbed to approximately $75 per barrel in October before dropping in November and December to approximately $45 per barrel by year end 2018. Margins in 2018 were above our recent historical average of 13.6 cents per gallon due to the volatility in the price environment.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a company-wide basis either favorably or unfavorably.  RIN prices slid downward in 2018, opening the year in the high $0.60 range, declining quickly to below the $0.30 range by mid year and then decreasing through the latter part of the year to the $0.10 range before ending the year in the $0.20 range. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2018, we have $800 million of Senior Notes and $72 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At December 31, 2018, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2019 to range from approximately $225 million to $275 million depending on how many new sites are completed.  We intend to fund our capital program in 2019 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

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

Business Segments
Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 19 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2018.

Results of Operations

Consolidated Results

For the year ended December 31, 2018, the Company reported net income of $213.6 million or $6.48 per diluted share on revenue of $14.4 billion.  Net income was $245.3 million for 2017 or $6.78 per diluted share on revenue of $12.8 billion.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2018	2017	2016
Marketing	$214.2	$295.3	$249.8
Corporate and other assets	(0.6)	(50.0)	(28.3)
Net income	$213.6	$245.3	$221.5

Net income for 2018 decreased compared to 2017, primarily due to:

•	No recognition of deferred tax benefits related to the passage of the Tax Cuts and Jobs Act in 2017;

•	Higher station and other operating expenses;

•	Higher depreciation

The items below partially offset the decrease in earnings in the current period:

•	Higher total fuel contribution due to improved retail fuel margins combined with higher product supply and wholesale margins, excluding RINs;

•	Net settlement proceeds from Deepwater Horizon oil spill recorded in Corporate and other assets;

•	Higher merchandise contribution

Net income for 2017 increased compared to 2016 primarily due to:

•	Recognition of deferred tax benefits related to the passage of the Tax Cuts and Jobs Act in 2017;

•	Higher total fuel contribution due to improved retail fuel margins;

•	Higher merchandise contribution

2018 versus 2017
Revenues for the year ended December 31, 2018 increased $1.5 billion, or 12.0%, compared to 2017.  The improvement was primarily due to an increase in retail fuel prices of 29 cents per gallon (cpg) for the full year, in addition, total retail volumes increased 2.2% due primarily to an increase in the number of stores.
Cost of sales increased $1.5 billion, or 12.8%, compared to 2017.  This increase was due to higher volumes of retail fuel sold at a higher average cost, higher wholesale costs, higher merchandise costs and increased store count.
Station and other operating expenses increased $26.4 million, or 5.1% in 2018 due primarily to the addition of 26 new stores, along with 27 larger stores under our raze-and-rebuild program.  On an average per store month (APSM) basis, the station operating expenses applicable to the retail marketing business increased 0.7% in 2018.  The largest area of increase was in maintenance expense.
Selling, general and administrative expenses for 2018 were lower by $5.0 million.  The decrease was mainly due to lower charitable donation expenses in 2018, partially offset by higher labor and employee benefit costs.

Net settlement proceeds for 2018 were $50.4 million (before tax), which represented the net settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.
Interest expense in 2018 increased by $6.2 million compared to 2017 due primarily to expense for the full year 2018 for the 2027 Senior Notes which were issued early in the second quarter of 2017 combined with a lower amount of capitalized interest.
Income tax expense is higher in 2018 by $65.5 million due to the benefit recognized in 2017 related to the enactment of the Tax Cuts and Jobs Act which resulted in the existing net deferred tax liabilities being revalued to lower Corporate tax rates.  The effective income tax expense rate in 2018 was 22.0% compared to a tax benefit of 2.2% for 2017.

2017 versus 2016

Revenues for the year ended December 31, 2017 declined $1.2 billion, or 10.6%, compared to 2016. Leading the improvement was an increase in retail fuel prices of six cents per gallon (cpg) for the full year. Partially offsetting the higher retail prices were lower total retail volumes of 1.3% due to increasing competition.
Cost of sales increased $1.2 billion, or 11.2%, compared to 2016.  This increase was due to higher wholesale prices of motor fuel for both retail and wholesale as a result of the increase in crude oil prices in the latter half of the year.
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
Income tax expense (benefit) was lower in 2017 by $135.8 million due to the enactment of the Tax Cuts and Jobs Act which resulted in the existing net deferred tax liabilities being revalued to lower Corporate tax rates. The effective rate in 2017 was a benefit of 2.2% compared to an effective rate of 37.1% for 2016.

Segment Results

Marketing

Income from continuing operations before income taxes in the Marketing segment for 2018 decreased $8.7 million, or 3.0%, from 2017 due to increased operating costs with the addition of new sites not fully offset by higher margins.  Net income in 2018 was $81.1 million lower because 2017 had a one-time revaluation of existing net deferred tax liabilities that generated an $88.9 million deferred tax benefit.

The tables below show the results for the Marketing segment for the three years ended December 31, 2018 along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2018	2017	2016
Operating revenues
Petroleum product sales	$11,858.4	$10,287.9	$9,070.6
Merchandise sales	2,423.0	2,372.6	2,338.6
Other	80.9	165.7	185.1
Total operating revenues	$14,362.3	$12,826.2	$11,594.3

Operating expenses
Petroleum product cost of goods sold	11,251.1	9,773.2	8,604.0
Merchandise cost of goods sold	2,022.5	1,991.4	1,974.5
Station and other operating expenses	541.3	514.9	493.3
Depreciation and amortization	124.5	110.5	92.2
Selling, general and administrative	136.2	141.2	122.7
Accretion of asset retirement obligations	2.0	1.8	1.6
Total operating expenses	$14,077.6	$12,533.0	$11,288.3
Gain (loss) on sale of assets	(1.1)	(3.9)	88.2
Income from operations	283.6	289.3	394.2

Other income (expense)
Interest expense	(0.1)	(0.1)	(0.1)
Other nonoperating income	0.2	3.2	2.9
Total other income (expense)	$0.1	$3.1	$2.8

Income from continuing operations
before income taxes	283.7	292.4	397.0
Income tax expense (benefit)	69.5	(2.9)	147.2
Income from continuing operations	$214.2	$295.3	$249.8

Total tobacco sales revenue per same store sales*	$101.2	$105.5	$112.0
Total non-tobacco sales revenue per same store sales*	39.1	37.1	35.5
Total merchandise sales revenue per same store sales*	$140.3	$142.6	$147.5
*2017 amounts not revised for 2018 raze-and-rebuild activity

Store count at end of period	1,472	1,446	1,401
Total store months during the period	17,343	16,880	16,194

	Twelve Months Ended December 31,
Key Fuel Operating Metrics	2018	2017	2016
Total fuel contribution ($ Millions)	$685.6	$677.7	$647.2
Total fuel contribution (including retail, PS&W and RINS) (cpg)	16.2	16.4	15.4
Total retail fuel contribution ($ Millions)	$624.2	$581.0	$485.8
Retail fuel volume - chain (Million gal)	4,232.2	4,140.9	4,195.2
Retail fuel volume - per site (K gals APSM)	244.0	245.3	259.1
Retail fuel volume - per site (K gal SSS)*	242.6	245.3	260.5
Retail fuel margin (cpg excluding credit card fees)	14.7	14.0	11.6
PS&W including RINs contribution (cpg)	1.5	2.4	3.8
*2017 amounts not revised for 2018 raze-and-rebuild activity

	Twelve Months Ended December 31,
Key Merchandise Operating Metrics	2018	2017	2016
Total merchandise contribution ($ Millions)	$400.4	$381.2	$364.1
Total merchandise sales ($ Millions)	$2,423.0	$2,372.7	$2,338.6
Total merchandise sales ($K SSS)*	$140.3	$142.6	$147.5
Merchandise unit margin (%)	16.5%	16.1%	15.6%
Tobacco contribution ($K SSS)*	$13.7	$13.7	$13.8
Non-tobacco contribution ($K SSS)*	$9.6	$9.2	$9.1
Total merchandise contribution ($K SSS)*	$23.3	$22.9	$22.9
*2017 amounts not revised for 2018 raze-and-rebuild activity

2018 versus 2017

Total fuel volumes for the year ended December 31, 2018 were up 2.2%.  Retail fuel volumes in 2018 on a same store sales ("SSS") basis were lower by 0.6% compared to 2017. The decline in retail volumes on an SSS basis was related to restrained retail demand and ongoing competitive pressures.
The Marketing segment had total revenues of $14.4 billion in 2018 compared to approximately $12.8 billion in 2017, an increase of $1.6 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $1.8 billion in 2018 and $2.0 billion in 2017. The Company adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective method. The impact of the excise and sales taxes collected and remitted to government authorities included in petroleum product sales that would have been recognized under previous revenue recognition guidance would have increased 2018 petroleum product sales (at retail) by $25.4 million and petroleum product sales (at wholesale) by $171.2 million for a total increase in petroleum product sales of $196.5 million.
Total fuel sales volumes on an SSS basis were 242,562 gallons per month in 2018, down 0.6% from 245,289 gallons per month in the prior year. Retail fuel margin increased in 2018 to 14.7 cpg, compared to 14.0 cpg in the prior year. The higher fuel margins in the period were attributed to more price volatility in 2018 compared to 2017. Total product supply and wholesale margin dollars before RINs increased in the current year, but was offset by a decline in the contribution from RINs sales. During 2018, operating income included $75.2 million from the sale of 227 million RINs at an average selling price of $0.33 per RIN compared to 2017's $160.3 million for the sale of 224 million RINs at an average price of $0.72 per RIN.
Merchandise sales were up 2.1% in 2018 to $2.4 billion. Merchandise margins increased 40 basis points, to 16.5% in 2018 from 16.1% in 2017. This improvement in margin was primarily caused by optimizing promotional programs and manufacturer price increases in tobacco along with new products at better margins.  On an SSS basis, total merchandise sales were down 0.2% with tobacco products down 1.6%, partially offset by a 3.8%

increase in non-tobacco sales.  Total margins on an SSS basis for 2018 were up 2.9% with tobacco margins higher 3.1%, combined with a 2.6% increase in non-tobacco margins.
Station and other operating expenses increased $26.4 million in 2018 compared to 2017 levels, an increase of 5.1%. This increase in total dollars was due mainly to increased store count. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were higher in 2018 by 1.1% compared to 2017 levels. This increase was due primarily to higher maintenance related expenses.
Depreciation and amortization increased $14.0 million in 2018, an increase of 12.7%. This increase was caused by more stores operating in the 2018 period compared to the prior year.
Selling, general and administrative expenses decreased $5.0 million in 2018 compared to 2017.  The lower SG&A costs were primarily due to decreased donations expense in 2018 partially offset by higher incentive awards expense.

2017 versus 2016

Total fuel volumes for the year ended December 31, 2017 were down 1.3%.  Retail fuel volumes in 2017 on an SSS basis were lower by 4.8% compared to 2016. The decline in retail volumes on an SSS basis was due primarily to subdued retail demand and increased competitive pressures.
The Marketing segment had total revenues of $12.8 billion in 2017 compared to approximately $11.6 billion in 2016, an increase of $1.2 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2017 and 2016. Total fuel sales volumes on an SSS basis averaged 245,289 gallons per month in 2017, down 5.8% from 260,519 gallons per month in the prior year. Retail fuel margin increased in 2017 to 14 cpg, compared to 11.6 cpg in the prior year. The higher fuel margins in the period were attributed to more volatility in 2017 compared to 2016. Total product supply and wholesale margin dollars excluding RINs declined in the current year but this decline was more than offset by the sale of RINs. During 2017, operating income included $160.3 million from the sale of 224 million RINs at an average selling price of $0.72 per RIN compared to the 2016 inclusion of $181.1 million for the sale of 221 million RINS at an average price of $.82 per RIN.
Merchandise sales were up 1.5% in 2017 to $2.4 billion. Merchandise margins increased 50 basis points, from 15.6% in 2016 to 16.1% in 2017. This improvement in margin was primarily caused by optimizing promotional programs and manufacturer price increases in tobacco along with new products at slightly better margins. On an SSS basis, total merchandise sales were down1.6% primarily to lower tobacco products sales, partially offset by a 3.3% increase in non-tobacco sales. Total margins on an SSS basis were up 1.3% with tobacco products up 2.3%, partially offset by a 0.2% decrease in non-tobacco margin.
Station and other operating expenses increased $21.5 million in 2017 compared to 2016 levels, an increase of 4.4%. This increase in total dollars was due manly to increased store count. On an APSM basis, amounts were lower in 2017. This decline was due primarily to lower labor and benefits costs due to the Company's labor initiatives in the year. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were lower by 2.6% compared to 2016 levels.
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
Corporate and other assets

2018 versus 2017
Income from continuing operations for Corporate and other assets in 2018 was a loss of $0.6 million, or $49.4 million improved when compared to a loss of $50.0 million in 2017. The improvement was due to recording net settlement proceeds of approximately $39.3 million (after tax) from the 2010 Deepwater Horizon oil spill. Net interest expense was higher in the current year by $6.2 million primarily due to the addition of the $300 million Senior Notes on April 25, 2017 and lower capitalized interest. Depreciation and amortization expense for 2018 was $3.1 million more than in the prior year.

2017 versus 2016
Income from continuing operations for Corporate and other assets declined in 2017 to a loss of $50.0 million compared to a loss of $28.3 million in 2016. The 2017 year included net interest expense of $46.7 million compared to interest expense in 2017 of $39.7 million. The increase in net interest expense in 2018 was primarily due to the new 2027 Senior Notes of $300 million that were issued in early 2017. The remainder of the change between years was related to tax impacts from the adoption of the Tax Cuts and Jobs Act in 2017 that resulted from the revaluation of net deferred tax liabilities.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2018.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, gain (loss) on sale of assets and other non-operating expense (income)).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2018	2017	2016

Net income	$213.6	$245.3	$221.5
Income tax expense (benefit)	60.3	(5.2)	130.5
Interest expense, net of interest income	51.4	45.4	39.1
Depreciation and amortization	134.0	116.9	98.6
EBITDA	459.3	402.4	489.8
Net settlement proceeds	(50.4)	—	—
Accretion of asset retirement obligations	2.0	1.8	1.7
(Gain) loss on sale of assets	1.1	3.9	(88.2)
Other nonoperating (income) expense	(0.2)	(2.2)	(3.1)
Adjusted EBITDA	$411.8	$405.9	$400.1

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2018, we had $184.5 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.
We have borrowing capacity under a committed $450 million asset based loan facility (the "ABL facility") (subject to the borrowing base) and a $72 million term loan, as well as a $150 million incremental uncommitted facility.  At December 31, 2018 we had $450 million of borrowing capacity that we could utilize for working capital and other general corporate purposes under our existing facility, including to support our operating model as described herein. Our borrowing base limit for the facility is approximately $177 million based on December 31, 2018 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
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
Operating Activities

Net cash provided by operating activities was $398.7 million for the year ended December 31, 2018 and $283.6 million for the comparable period in 2017, an increase of 40.6%, primarily because of changes in deferred income taxes, changes in noncash working capital, and depreciation.  Net income decreased $31.7 million in 2018 compared to 2017 and benefits from changes in deferred and non-current income tax changes were $88.3 million. In addition, the amount of cash generated from drawdown of working capital in the 2018 period improved by $39.2 million.
Net cash provided by operating activities was $337.4 million in 2016. The primary reason for changes in the amounts between 2017 and 2016 related to higher net income, offset by changes in deferred income taxes and changes in noncash working capital.

Investing Activities

For the year ended December 31, 2018, cash required by investing activities was $209.1 million compared to cash required by investing activities of $262.1 million in 2017. The investing cash decrease of $53.0 million in 2018 was primarily due to lower capital expenditures in the current year. Capital expenditures in 2018 required cash of $204.3 million compared to $258.3 million in 2017.
In 2017, cash required by investing activities was $262.1 million while 2016 required cash from investing activities of $134.8 million due primarily to capital expenditures in 2017 having no offset by asset sales or restricted cash when compared to 2016.

Financing Activities

Financing activities in the year ended December 31, 2018 required net cash of $175.1 million compared to a net cash required of $5.3 million in the year ended December 31, 2017. The increase in financing cash requirements was due to no new debt issuances, partially offset by lower repayments of the term loan and less spent on share repurchases in 2018.  Net cash required by financing activities in 2016 was $151.1 million. In 2016 the differences were due to the amount of stock repurchases and debt issuances.

Debt
 Our long-term debt at December 31, 2018 and 2017 was as set forth below:

	December 31,
(Millions of dollars)	2018	2017
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at 2018 and $5.0 at 2017)	$495.9	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.1 at 2018 and $3.5 at 2017)	296.9	296.5
Term loan due 2020 (effective rate of 5.0% at 2018 and 4.15% at 2017 )	72.0	92.0
Capitalized lease obligations, vehicles, due through 2022	2.3	2.4
Unamortized debt issuance costs	(3.8)	(5.1)
Total long-term debt	863.3	880.8
Less current maturities	21.2	19.9
Total long-term debt, net of current	$842.1	$860.9

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2018, our fixed charge coverage ratio was 1.10.  Our secured debt to EBITDA ratio as of December 31, 2018 was 0.16 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100.0 million and 40% of the lesser of the revolving commitments and the borrowing base).  As of December 31, 2018, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2018.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations (a)	$874.8	$21.4	$53.4	$500.0	$300.0
Operating lease obligations	184.9	13.7	25.9	22.8	122.5
Purchase obligations (b)	279.8	197.0	82.8	—	—
Asset retirement obligations	159.2	—	—	—	159.2
Other long-term obligations, including interest on long-term debt	302.8	68.0	96.2	82.4	56.2
Total	$1,801.5	$300.0	$258.2	$605.2	$638.0

(a)	For additional information, see Note 7 “Long-Term Debt” in the accompanying audited consolidated financial statements.

(b)
Primarily includes ongoing new retail station construction in progress at December 31, 2018, commitments to purchase land, take-or-pay supply contracts and other services. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2018.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores. Our Marketing capital is also deployed to improve our existing sites, which we refer to as sustaining capital. We use sustaining capital in this business as needed to ensure reliability and continued performance of our sites.  We also invest in our Corporate and other assets segment which is primarily technology related. The following table outlines our capital spending and investments by segment for the three years ended December 31, 2018:

(Millions of dollars)	2018	2017	2016
Marketing:
Company stores	$134.1	$182.9	$199.5
Terminals	0.6	2.3	1.8
Sustaining capital	34.5	48.9	37.8
Corporate and other assets	24.6	39.7	24.8
Total	$193.8	$273.7	$263.9

We currently expect capital expenditures for the full year 2019 to range from approximately $225 million to $275 million, including $140 million for retail growth, approximately $30 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including EMV compliance and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2018 included in this Annual Report on Form 10-K.

Critical Accounting Policies
Impairment of Long-Lived Assets
Individual retail sites are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent negative cash flow over a twenty-four month period for those retail sites that have been open in the same location for a sufficient period to allow for meaningful analysis of ongoing results. We also monitor other factors when evaluating retail sites for impairment, including individual site execution of operating plans and local market conditions.

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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 9 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2018 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2018, 2017 or 2016.

See also Note 8 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2018.

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
As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2018 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the three year period ended December 31, 2018 included in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-40, which follow the exhibit index of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2018.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and their report is included on page F-3 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2018 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2019 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2019 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2019 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2019 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2019 under the caption “Audit Committee Report.”

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

10.9	Form of Murphy USA Inc. 2013 Annual Incentive Plan, as amended and restated effective as of February 12, 2014)†
10.10	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.11*	Murphy USA Inc. Supplemental Executive Retirement Plan, as amended and restated, on October 1, 2018, and effective January 1, 2019 * †
10.12	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †

10.13	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.14	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)†
10.15	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013) †
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

10.18	Consulting Agreement with former officer John Corrigan (incorporated by reference to Exhibit 10.1 to Murphy USA's Quarterly Report on Form 10-Q filed May 3, 2018) †
10.19	Consulting Agreement with former officer Daryl Schofield (incorporated by reference to Exhibit 10.2 to Murphy USA's Quarterly Report on Form 10-Q filed August 2, 2018) †
10.20*	Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, on February 7, 2019 and effective as of January 1, 2019*†
21*	List of Subsidiaries of Murphy USA
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 19, 2019
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 19, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ James W. Keyes
R. Madison Murphy, Chairman and Director	James W. Keyes, Director

/s/ R. Andrew Clyde	/s/ Diane N. Landen
R. Andrew Clyde, President and Chief	Diane N. Landen, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ David B. Miller
Claiborne P. Deming, Director	David B. Miller, Director

/s/ Thomas M. Gattle, Jr.	/s/ Jack T. Taylor
Thomas M. Gattle, Jr, Director	Jack T. Taylor, Director

/s/ Fred L. Holliger	/s/ Mindy K. West
Fred L. Holliger, Director	Mindy K. West, Executive Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeanne L. Phillips	/s/ Donald R. Smith, Jr.
Jeanne L. Phillips, Director	Donald R. Smith, Jr.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated income statements, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Shreveport, Louisiana
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated income statements, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Shreveport, Louisiana
February 19, 2019

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$184.5	$170.0
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018 and 2017	138.8	225.2
Inventories, at lower of cost or market	221.5	182.5
Prepaid expenses and other current assets	25.3	36.5
Total current assets	570.1	614.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $974.2 in 2018 and $874.7 in 2017	1,748.2	1,679.5
Other assets	42.5	37.3
Total assets	$2,360.8	$2,331.0
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$21.2	$19.9
Trade accounts payable and accrued liabilities	456.9	513.4
Total current liabilities	478.1	533.3
Long-term debt, including capitalized lease obligations	842.1	860.9
Deferred income taxes	192.2	154.2
Asset retirement obligations	30.7	28.2
Deferred credits and other liabilities	10.4	16.0
Total liabilities	1,553.5	1,592.6
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2018 and 2017, respectively)	0.5	0.5
Treasury stock (14,505,681 and 12,675,630 shares held at
December 31, 2018 and 2017, respectively)	(940.3)	(806.5)
Additional paid in capital (APIC)	539.0	549.9
Retained earnings	1,208.1	994.5
Total stockholders' equity	807.3	738.4
Total liabilities and stockholders' equity	$2,360.8	$2,331.0

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2018	2017	2016
Operating Revenues
Petroleum product sales (a)	$11,858.4	$10,287.9	$9,070.6
Merchandise sales	2,423.0	2,372.7	2,338.6
Other operating revenues	81.5	166.0	185.4
Total operating revenues	14,362.9	12,826.6	11,594.6
Operating Expenses
Petroleum product cost of goods sold (a)	11,251.1	9,773.2	8,604.0
Merchandise cost of goods sold	2,022.5	1,991.4	1,974.5
Station and other operating expenses	541.3	514.9	493.3
Depreciation and amortization	134.0	116.9	98.6
Selling, general and administrative	136.2	141.2	122.7
Accretion of asset retirement obligations	2.0	1.8	1.6
Total operating expenses	14,087.1	12,539.4	11,294.7
Net settlement proceeds	50.4	—	—
Gain (loss) on sale of assets	(1.1)	(3.9)	88.2
Income from operations	325.1	283.3	388.1
Other income (expense)
Interest income	1.5	1.3	0.6
Interest expense	(52.9)	(46.7)	(39.7)
Other nonoperating income (expense)	0.2	2.2	3.1
Total other income (expense)	(51.2)	(43.2)	(36.0)
Income before income taxes	273.9	240.1	352.1
Income tax expense (benefit)	60.3	(5.2)	130.6
Net Income	$213.6	$245.3	$221.5
Basic and Diluted Earnings Per Common Share
Basic	$6.54	$6.85	$5.64
Diluted	$6.48	$6.78	$5.59
Weighted-average shares outstanding (in thousands):
Basic	32,674	35,816	39,269
Diluted	32,983	36,156	39,646
Supplemental information:
(a) Includes excise taxes of:	$1,838.9	$1,973.1	$1,961.5

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2018	2017	2016
Operating Activities
Net income	$213.6	$245.3	$221.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	134.0	116.9	98.6
Deferred and noncurrent income tax charges (benefits)	37.9	(50.4)	40.4
Accretion of asset retirement obligations	2.0	1.8	1.6
Pretax (gains) losses from sale of assets	1.1	3.9	(88.2)
Net decrease (increase) in noncash operating working capital	2.3	(36.9)	53.7
Other operating activities - net	7.8	3.0	9.8
Net cash provided by operating activities	398.7	283.6	337.4
Investing Activities
Property additions	(204.3)	(258.3)	(262.1)
Proceeds from sale of assets	1.2	0.9	85.3
Changes in restricted cash	—	—	68.6
Other investing activities - net	(6.0)	(4.7)	(29.0)
Other	—	—	2.4
Net cash required by investing activities	(209.1)	(262.1)	(134.8)
Financing Activities
Purchase of treasury stock	(144.4)	(206.0)	(323.3)
Repayments of long-term debt	(21.3)	(131.4)	(20.4)
Additions to long-term debt	—	338.8	200.0
Debt issuance costs	—	(1.1)	(3.2)
Amounts related to share-based compensation	(9.4)	(5.6)	(4.2)
Net cash required by financing activities	(175.1)	(5.3)	(151.1)
Net change in cash and cash equivalents	14.5	16.2	51.5
Cash, cash equivalents, and restricted cash at January 1	170.0	153.8	102.3
Cash, cash equivalents, and restricted cash at December 31	$184.5	$170.0	$153.8

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash equivalents at beginning of period	$170.0	$153.8	$33.7
Restricted cash at beginning of period	—	—	68.6
Cash, cash equivalents, and restricted cash at beginning of period	$170.0	$153.8	$102.3

Cash and cash equivalents at end of period	$184.5	$170.0	$153.8
Restricted cash at end of period	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$184.5	$170.0	$153.8

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2015	46,767,164	$0.5	$(294.1)	$558.1	$527.7	$792.2
Net income	—	—	—	—	221.5	221.5
Purchase of treasury stock	—	—	(323.3)	—	—	(323.3)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	9.4	(9.4)	—	—
Amounts related to share-based compensation	—	—	—	(2.7)	—	(2.7)
Share-based compensation expense	—	—	—	9.3	—	9.3
Balance as of December 31, 2016	46,767,164	0.5	(608.0)	555.3	749.2	697.0
Net income	—	—	—	—	245.3	245.3
Purchase of treasury stock	—	—	(206.0)	—	—	(206.0)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	7.5	(7.4)	—	0.1
Amounts related to share-based compensation	—	—	—	(5.6)	—	(5.6)
Share-based compensation expense	—	—	—	7.6	—	7.6
Balance as of December 31, 2017	46,767,164	0.5	(806.5)	549.9	994.5	738.4
Net income	—	—	—	—	213.6	213.6
Purchase of treasury stock	—	—	(144.4)	—	—	(144.4)
Issuance of common stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	10.6	(10.6)	—	—
Amounts related to share-based compensation	—	—	—	(9.4)	—	(9.4)
Share-based compensation expense	—	—	—	9.1	—	9.1
Balance as of December 31, 2018	46,767,164	$0.5	$(940.3)	$539.0	$1,208.1	$807.3

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

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers. Murphy USA’s owned retail stores are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2018, Murphy USA had a total of 1,472 Company stores. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

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

REVENUE RECOGNITION – Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our petroleum products, convenience merchandise, Renewable Identification Numbers ("RINs") and other assets to our third-party customers. Revenue is measured as the amounts of consideration we expect to receive in exchange for transferring goods or providing services. Excise and sales tax that we collect where we have determined we are the principal in the transaction have been recorded as revenue on a jurisdiction-by-jurisdiction basis.

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangement based on location or quality differences. The Company accounts for such transactions on a net basis in its Consolidated Income Statements. See Note 3 "Revenues" for additional information.

SHIPPING AND HANDLING COSTS – Costs incurred for the shipping and handling of motor fuel are included in Petroleum product cost of goods sold in the Consolidated Income Statements. Costs incurred for the shipping and handling of convenience store merchandise are included in Merchandise cost of goods sold in the Consolidated Income Statements.

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $1.8 billion in 2018, $2.0 billion in 2017, and $2.0 billion in 2016.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations, improvements to gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized in 2018 was $2.2 million and $3.8 million in 2017.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2018 and December 31, 2017, the Company had no open LKE transactions with an intermediary.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Revenues

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

There was no material impact to opening retained earnings as a result of adoption of Topic 606 that resulted in a cumulative effect adjustment.

The following tables disaggregates our revenue by major source for the years ended December 31, 2018 and 2017 and 2016.

	Years Ended December 31,
(Millions of dollars)	2018	2017	2016
Marketing Segment
Petroleum product sales (at retail) [1]	$10,459.2	$9,041.5	$8,087.4
Petroleum product sales (at wholesale) [1]	1,399.2	1,246.4	980.5
Other Petroleum product sales	—	—	2.7
Total petroleum product sales	11,858.4	10,287.9	9,070.6
Merchandise sales	2,423.0	2,372.6	2,338.6
Other operating revenues:
RINs	75.2	160.3	181.2
Other revenues [2]	5.7	5.4	3.9
Total marketing segment revenues	14,362.3	12,826.2	$11,594.3
Corporate and Other Assets	0.6	0.4	$0.3
Total revenues	$14,362.9	$12,826.6	$11,594.6

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

The Company adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective method. The impact of the excise and sales taxes collected and remitted to government authorities included in petroleum product sales that would have been recognized under previous revenue recognition guidance would have increased 2018 petroleum product sales (at retail) by $25.4 million and petroleum product sales (at wholesale) by $171.2 million for a total increase in petroleum product sales of $196.5 million.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018 the Company initiated a loyalty pilot program through a limited number of its retail locations. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for merchandise or cash discounts on fuel purchases. Earned rewards expire after an account is inactive for a period of 90 days. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Murphy Rewards is included in trade accounts payable and accrued liabilities in our consolidated balance sheet. Due to the limited nature of the pilot program and the short amount of time the program has been in effect, the deferred revenues recorded in the year 2018 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2018 and December 31, 2017, we had $79.4 million and $145.6 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at December 31, 2018 and December 31, 2017 were considered to be short term. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2018	2017
Finished products - FIFO basis	$219.4	$231.9
Less LIFO reserve - finished products	(115.5)	(167.2)
Finished products - LIFO basis	103.9	64.7
Store merchandise for resale	107.2	104.8
Materials and supplies	10.4	13.0
Total inventories	$221.5	$182.5

At December 31, 2018 and 2017, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $115.5 million and $167.2 million, respectively.

Note 5 – Property, Plant and Equipment

		December 31, 2018		December 31, 2017
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$591.9	$591.9	$586.5	$586.5
Pipeline and terminal facilities	16 to 25 years	73.1	41.6	72.0	43.0
Retail gasoline stations	3 to 50 years	1,890.6	1,018.5	1,752.6	968.9
Buildings	20 to 45 years	55.0	41.8	54.6	42.9
Other	3 to 20 years	111.8	54.4	88.5	38.2
		$2,722.4	$1,748.2	$2,554.2	$1,679.5

Depreciation expense of $133 million, $115 million and $97 million was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2018	2017
Trade accounts payable	$274.9	$339.6
Excise taxes/withholdings payable	89.7	89.4
Accrued insurance obligations	21.8	21.4
Accrued taxes other than income	26.6	25.3
Other	43.9	37.7
Accounts payable and accrued liabilities	$456.9	$513.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2018	2017
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at 2018 and $5.0 at 2017)	$495.9	$495.0
5.625% senior notes due 2027 (net of unamortized discount of $3.1 at 2018 and $3.5 at 2017)	296.9	296.5
Term loan due 2020 (effective rate of 5.0% at 2018 and 4.15% at 2017 )	72.0	92.0
Capitalized lease obligations, vehicles, due through 2022	2.3	2.4
Unamortized debt issuance costs	(3.8)	(5.1)
Total long-term debt	863.3	880.8
Less current maturities	21.2	19.9
Total long-term debt, net of current	$842.1	$860.9

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2018, our fixed charge coverage ratio was 1.10.  Our secured debt to EBITDA ratio as of December 31, 2018 was 0.16 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base).  As of December 31, 2018, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2018 and 2017 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Millions of dollars)	2018	2017
Balance at beginning of period	$28.2	$26.2
Accretion expense	2.0	1.8
Settlements of liabilities	(0.3)	(0.3)
Liabilities incurred	0.8	0.5
Balance at end of period	$30.7	$28.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 9 — Income Taxes

The components of income from continuing operations before income taxes for each of the three years ended December 31, 2018 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2018	2017	2016
Income (loss) from continuing operations before income taxes	$273.9	$240.1	$352.1
Income tax expense (benefit)
Federal - Current	$18.4	39.2	74.9
Federal - Deferred	31.0	(50.7)	38.8
State - Current and deferred	10.9	6.3	16.9
Total	$60.3	$(5.2)	$130.6

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2018	2017	2016
Income tax expense based on the U.S. statutory tax rate	$57.5	$84.0	$123.2
State income taxes, net of federal benefit	8.3	3.0	11.5
Effect of U.S. tax law change	—	(88.9)	—
Other, net	(5.5)	(3.3)	(4.1)
Total	$60.3	$(5.2)	$130.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2018	2017
Deferred tax assets
Property costs and asset retirement obligations	$3.3	$2.8
Employee benefits	6.3	4.4
Other deferred tax assets	2.6	3.5
Total gross deferred tax assets	12.2	10.7
Deferred tax liabilities
Accumulated depreciation and amortization	(171.6)	(142.1)
State deferred taxes	(25.9)	(18.9)
Other deferred tax liabilities	(6.9)	(3.9)
Total gross deferred tax liabilities	(204.4)	(164.9)
Net deferred tax liabilities	$(192.2)	$(154.2)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

In December 2017, the Tax Cuts and Jobs Act ("the Act") was enacted, which made major changes to the Federal income tax system for corporations and individuals. Two key corporate provisions of the Act that impacted the Company in 2017 were the reduction of the Federal corporate income tax rate from 35% to 21% and the increase of Federal bonus depreciation from 50% to 100% on certain qualifying assets retroactive to September 27, 2017. As a result, the Company calculated the impact of the Act in its year-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing and as a result recorded $88.9 million as a tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related primarily to the remeasurement of certain deferred tax assets and liabilities based on the rates of which they are expected to reverse in the future.

In conjunction with the effectiveness of the Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the implications of U.S. GAAP in situations where the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company made its best estimate and recorded provisional amounts related to certain equity and fixed asset temporary differences based on available information as of December 31, 2017. These amounts were finalized in the fourth quarter of 2018 and with immaterial adjustments being recorded as a component of tax expense.

The Company was included in Murphy Oil’s tax returns for the periods prior to separation and include state jurisdictions that are subject to audit by taxing authorities. These audits often take years to complete and settle. As of December 31, 2018, the earliest year remaining open for Federal audit and/or settlement is 2015 and for the states it ranges from 2013-2017.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2018 and 2017 is shown in the following table.

	Year Ended December 31,
(Millions of dollars)	2018	2017
Balance at January 1	$4.4	$7.9
Additions for tax positions related to prior years	—	4.4
Additions for tax positions related to current year	0.2	—
Settlements with taxing authorities	(3.9)	(5.5)
Expiration of statutes of limitation	—	(2.4)
Balance at December 31	$0.7	$4.4

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2018, 2017 and 2016 included interest and penalties of $(1.6) million, $0.4 million, and $1.5 million, respectively, associated with uncertain tax positions.

During the next twelve months, the Company currently expects to add immaterial amounts to the liability for uncertain taxes for 2019 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2019.

We adopted ASU 2016-09 on January 1, 2017, which requires the excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Income as a component of the provision for income taxes whereas they previously were recognized in paid-in-capital. Total excess tax benefits recognized in the twelve months ended December 31, 2018 and 2017 was $2.5 million and $2.2 million, respectively.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2012 Plan are a part of the MUSA 2013 Plan and reduce the maximum number of shares of common stock available for delivery under the MUSA 2013 Plan. During the period from August 30, 2013 to December 31, 2018, the Company granted a total of 2,053,499 awards from the MUSA 2013 Plan which leaves 3,446,501 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 110,543 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 389,457 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.  All expense prior to August 30, 2013 was incurred under the 2007 Plan and the 2012 Plan while all amounts after August 30, 2013 were incurred in the MUSA 2013 Plan and the Directors Plan.

	December 31,
(Millions of dollars)	2018	2017	2016
Compensation charged against income before income tax benefit	$9.2	$7.5	$9.3
Related income tax benefit recognized in income	$1.9	$2.6	$3.3
As of December 31, 2018, there was $12.2 million in compensation costs to be expensed over approximately the next 1.7 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $2.1 million, $0.6 million, and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In February 2018, the Committee granted nonqualified stock options to certain employees of the Company.
Following are the assumptions used by the Company to value the original awards:

	Year Ended December 31,
	2018	2017	2016
Fair value per option grant	$17.32	$15.45	$16.08
Assumptions
Dividend yield	—	—	—
Expected volatility	27.0%	26.0%	26.1%
Risk-free interest rate	2.43%	1.65%	1.26%
Expected life	3.9 years	4.2 years	5.7 years

Changes in options outstanding for Company employees during the period from December 31, 2015 to December 31, 2018 are presented in the following table:

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2015	465,756	$42.22
Granted at FMV	96,500	59.11
Vested and issued	(126,969)	34.48
Forfeited	(14,350)	58.28
Outstanding at December 31, 2016	420,937	47.88
Granted at FMV	114,800	65.75
Exercised	(43,887)	37.41
Forfeited	(25,950)	63.63
Outstanding at December 31, 2017	465,900	52.39
Granted at FMV	97,600	71.07
Exercised	(220,938)	39.48
Forfeited	(32,200)	69.21
Outstanding at December 31, 2018	310,362	$65.71

Exercisable at December 31, 2016	218,937	$38.32
Exercisable at December 31, 2017	254,375	$42.80
Exercisable at December 31, 2018	100,662	$64.17

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information about stock options outstanding at December 31, 2018 is shown below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$32.53 to $39.99	7,062	3.2	$280,472	7,062	3.2	$280,472
$40.00 to $59.99	74,800	4.1	1,311,244	35,500	4.1	622,315
$60.00 to $69.99	94,000	5.1	1,023,660	—	0.0	—
$70.00 to $79.99	134,500	4.8	776,363	58,100	3.0	352,667
	310,362	4.7	$3,391,739	100,662	3.4	$1,255,454

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. During 2018, the Committee granted time-based restricted stock units to certain employees and the weighted average grant date fair value was determined to be $71.91 per unit. These awards were granted under the MUSA 2013 Plan and vest over 3 years.  Changes in restricted stock units outstanding for Company employees during the period from December 31, 2015 to December 31, 2018 are presented in the following table:

(Number of units)	Employee RSU's
Outstanding at December 31, 2015	356,300
Granted at FMV	74,325
Vested and issued	(142,392)
Forfeited	(18,888)
Outstanding at December 31, 2016	269,345
Granted at FMV	111,471
Vested and issued	(60,688)
Forfeited	(61,112)
Outstanding at December 31, 2017	259,016
Granted FMV	69,179
Vested and issued	(96,815)
Forfeited	(37,902)
Outstanding at December 31, 2018	193,478

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2018, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $87.60 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $71.00 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2015 to December 31, 2018 are presented in the following table:

(Number of units)	Employee PSU's
Outstanding at December 31, 2015	102,394
Granted	53,300
Vested and issued	—
Forfeited	(7,954)
Outstanding at December 31, 2016	147,740
Granted	53,800
Vested and issued	(60,816)
Forfeited	(16,000)
Outstanding at December 31, 2017	124,724
Granted	66,284
Vested and issued	(51,296)
Forfeited	(15,300)
Outstanding at December 31, 2018	124,412

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors and the grant fair value was $69.42 per unit.  These awards typically vest at the end of three years. Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2015 to December 31, 2018 are presented in the following table:

(Number of units)	Director RSU's
Outstanding at December 31, 2015	63,774
Granted at FMV	19,900
Vested and issued	(34,332)
Forfeited	—
Outstanding at December 31, 2016	49,342
Granted at FMV	15,948
Vested and issued	(19,944)
Forfeited	—
Outstanding at December 31, 2017	45,346
Granted at FMV	10,921
Vested and issued	(15,250)
Forfeited	—
Outstanding at December 31, 2018	41,017

Note 11 — Employee and Retiree Benefit Plans

THRIFT PLAN – At the time of the spin-off, Murphy USA set up a new qualified defined contribution plan for full-time employees with an asset transfer from the Murphy Oil defined contribution plan.  Most full-time employees of the Company may participate in savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s combined expenses related for this plan were $9.7 million in 2018, $12.1 million in 2017 and $10.5 million in 2016.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PROFIT SHARING PLAN – Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $(0.8) million in 2018, $2.2 million in 2017 and $1.8 million in 2016.

Note 12 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of December 31, 2018, all current derivative activity is immaterial.

At December 31, 2018 and 2017 cash deposits of $1.0 million and $2.7 million, respectively, related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2018 and 2017.

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

On January 25, 2016, the Company announced that it would proceed with an independent growth plan in which we will concentrate on acquiring land from third parties rather than acquiring land directly from Walmart. In conjunction with this announcement, the Board of Directors approved a strategic allocation of capital for the Company to pursue new additional growth opportunities and to undertake a share repurchase program of the Company's common stock. The Board authorized up to $500 million in total for the two capital programs through December 31, 2017. For the year ended December 31, 2017, the Company acquired 2,586,190 shares of common stock for an average price of $68.34 per share including brokerage fees which included completion of the $500 million repurchase program. Based on market conditions and other factors, the Company repurchased an additional 379,054 common shares for $29 million, with an average price of $77.20, during the fourth quarter of 2017. Upon completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company remains committed to share repurchases under quarterly allocations in line with its past practice, subject to market conditions and cash availability. During 2018 the Company acquired 1,994,632 common shares for $144.4 million, with an average price of $72.39 per share including brokerage fees.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2018, 2017 and 2016 (in millions, except per share amounts):

	Years ended December 31,
(Millions of dollars except per share amounts)	2018	2017	2016
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$213.6	$245.3	$221.5

Weighted average common shares outstanding (in thousands)	32,674	35,816	39,269
Earnings per common share	$6.54	$6.85	$5.64

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$213.6	$245.3	$221.5
Weighted average common shares outstanding (in thousands)	32,674	35,816	39,269
Common equivalent shares:
Share-based awards	309	340	377
Weighted average common shares outstanding - assuming dilution (in thousands)	32,983	36,156	39,646

Earnings per common share assuming dilution	$6.48	$6.78	$5.59

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restrictive stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 14 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $17.4 million, $51.7 million and $70.8 million for the three years ended December 31, 2018, 2017 and 2016, respectively. Interest paid, net of amounts capitalized, was $50.4 million, $41.5 million and $37.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CHANGES IN WORKING CAPITAL -

(Millions of dollars)	2018	2017	2016
Accounts receivable	$86.6	$(41.7)	$(47.2)
Inventories	(39.0)	(16.3)	2.1
Prepaid expenses and other current assets	11.4	(5.2)	13.7
Accounts payable and accrued liabilities	(56.7)	26.9	83.4
Income taxes payable	—	(0.6)	1.7
Net decrease (increase) in noncash operating working capital	$2.3	$(36.9)	$53.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2018 and 2017. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2018		December 31, 2017
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(863.3)	$(866.7)	$(880.8)	$(904.9)

Note 16 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $13.7 million in 2019, $13.3 million in 2020, $12.5 million in 2021, $11.7 million in 2022, and $11.1 million in 2023.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $15.2 million in 2018, $14.0 million in 2017 and $23.2 million in 2016.

Commitments for capital expenditures were approximately $240.5 million at December 31, 2018, including $219.5 million approved for potential construction of future Murphy USA and Murphy Express gasoline stations (including land) at year-end, along with $15.4 million for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply our terminals with a noncancelable remaining term of 2.7 years. At December 31, 2018, our minimum annual payments under our take-or-pay contracts are estimated to be $7.9 million in 2019, $7.9 million in 2020 and $4.9 million in 2021.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2018, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2018. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

The Company was contacted by the State of Mississippi to settle alleged violations of the state's Petroleum Underground Storage Tank system requirements at several of the Company's facilities. We have settled this matter with the state's Department of Environmental Quality and paid a civil penalty in June 2018 of $0.1 million. The resolution of this matter did not have a material impact on our results of operations or financial condition.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2018, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.8 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2018, the Company had contingent liabilities of $16.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 18 — Recent Accounting and Reporting Rules

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 January 1, 2019 using the modified retrospective transition approach, including certain practical expedients, and is in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements. We have implemented a third-party software solution to assist with the accounting under the new standard and are nearing completion of our testing and optimization of the system. The Company is also finalizing procedures to validate the completeness of its inventory of arrangements that meet the new definition of an operating lease, in parallel to documenting internal policy decisions and permitted elections. The most significant change at the date of adoption will be the recognition of both right-of-use assets and deferred lease liabilities of between $100-$115 million on its balance sheet primarily for existing real estate operating leases as well as additional required disclosures.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Business Segments

Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker.

Segment Information		Corporate and
(Millions of dollars)	Marketing	Other Assets	Consolidated
Year ended December 31, 2018
Segment income (loss)	$214.2	(0.6)	$213.6
Revenues from external customers	14,362.3	0.6	14,362.9
Interest income	—	1.5	1.5
Interest expense	(0.1)	(52.8)	(52.9)
Income tax expense (benefit)	69.5	(9.2)	60.3
Significant noncash charges (credits)
Depreciation and amortization	124.5	9.5	134.0
Accretion of asset retirement obligations	2.0	—	2.0
Deferred and noncurrent income taxes (benefits)	39.0	(1.1)	37.9
Additions to property, plant and equipment	169.2	24.6	193.8
Total assets at year-end	$2,012.0	348.8	$2,360.8

Year ended December 31, 2017
Segment income (loss)	$295.3	(50.0)	$245.3
Revenues from external customers	12,826.2	0.4	12,826.6
Interest income	—	1.3	1.3
Interest expense	(0.1)	(46.6)	(46.7)
Income tax expense (benefit)	(2.9)	(2.3)	(5.2)
Significant noncash charges (credits)
Depreciation and amortization	110.5	6.4	116.9
Accretion of asset retirement obligations	1.8	—	1.8
Deferred and noncurrent income taxes (benefits)	(61.3)	10.9	(50.4)
Additions to property, plant and equipment	234.0	39.7	273.7
Total assets at year-end	$2,023.4	307.6	$2,331.0

Year ended December 31, 2016
Segment income (loss)	$249.8	(28.3)	$221.5
Revenues from external customers	11,594.3	0.3	11,594.6
Interest income	—	0.6	0.6
Interest expense	(0.1)	(39.6)	(39.7)
Income tax expense (benefit)	147.2	(16.6)	130.6
Significant noncash charges (credits)
Depreciation and amortization	92.2	6.4	98.6
Accretion of asset retirement obligations	1.6	—	1.6
Deferred and noncurrent income taxes (benefits)	51.3	(10.9)	40.4
Additions to property, plant and equipment	239.1	24.8	263.9
Total assets at year-end	$1,858.0	230.7	$2,088.7

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
 CONSOLIDATING BALANCE SHEET

(Millions of dollars)	December 31, 2018
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$184.0	$0.5	$—	$—	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018	—	138.8	—	—	—	138.8
Inventories, at lower of cost or market	—	221.5	—	—	—	221.5
Prepaid expenses and other current assets	—	25.1	0.2	—	—	25.3
Total current assets	—	569.4	0.7	—	—	570.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $974.2 in 2018	—	1,745.9	2.3	—	—	1,748.2
Investments in subsidiaries	2,437.0	144.4	—	—	(2,581.4)	—
Other assets	—	42.5	—	—	—	42.5
Total assets	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.2	$—	$—	$—	$21.2
Inter-company accounts payable	(0.1)	203.0	(48.6)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	456.9	—	—	—	456.9
Total current liabilities	(0.1)	681.1	(48.6)	(154.3)	—	478.1
Long-term debt, including capitalized lease obligations	—	842.1	—	—	—	842.1
Deferred income taxes	—	192.2	—	—	—	192.2
Asset retirement obligations	—	30.7	—	—	—	30.7
Deferred credits and other liabilities	—	10.4	—	—	—	10.4
Total liabilities	(0.1)	1,756.5	(48.6)	(154.3)	—	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2018)	0.5	—	0.1	—	(0.1)	0.5
Treasury stock (14,505,681 shares held at December 31, 2018)	(940.3)	—	—	—	—	(940.3)
Additional paid in capital (APIC)	1,195.1	572.8	52.0	87.5	(1,368.4)	539.0
Retained earnings	2,181.8	172.9	(0.5)	66.8	(1,212.9)	1,208.1
Total stockholders' equity	2,437.1	745.7	51.6	154.3	(2,581.4)	807.3
Total liabilities and stockholders' equity	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Millions of dollars)	December 31, 2017
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$169.9	$0.1	$—	$—	$170.0
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2017	—	225.2	—	—	—	225.2
Inventories, at lower of cost or market	—	182.5	—	—	—	182.5
Prepaid expenses and other current assets	—	36.5	—	—	—	36.5
Total current assets	—	614.1	0.1	—	—	614.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $874.7 in 2017	—	1,678.3	1.2	—	—	1,679.5
Investments in subsidiaries	2,223.4	144.9	—	—	(2,368.3)	—
Other assets	—	37.3	—	—	—	37.3
Total assets	$2,223.4	$2,474.6	$1.3	$—	$(2,368.3)	$2,331.0
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19.9	$—	$—	$—	$19.9
Inter-company accounts payable	829.2	(624.1)	(50.8)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	513.4	—	—	—	513.4
Total current liabilities	829.2	(90.8)	(50.8)	(154.3)	—	533.3
Long-term debt, including capitalized lease obligations	—	860.9	—	—	—	860.9
Deferred income taxes	—	154.2	—	—	—	154.2
Asset retirement obligations	—	28.2	—	—	—	28.2
Deferred credits and other liabilities	—	16.0	—	—	—	16.0
Total liabilities	829.2	968.5	(50.8)	(154.3)	—	1,592.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2017)	0.5	—	0.1	—	(0.1)	0.5
Treasury stock (12,675,630 shares held at December 31, 2017)	(806.5)	—	—	—	—	(806.5)
Additional paid in capital (APIC)	1,205.7	573.1	52.0	87.5	(1,368.4)	549.9
Retained earnings	994.5	933.0	—	66.8	(999.8)	994.5
Total stockholders' equity	1,394.2	1,506.1	52.1	154.3	(2,368.3)	738.4
Total liabilities and stockholders' equity	$2,223.4	$2,474.6	$1.3	$—	$(2,368.3)	$2,331.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Year ended December 31, 2018
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$11,858.4	$—	$—	$—	$11,858.4
Merchandise sales	—	2,423.0	—	—	—	2,423.0
Other operating revenues	—	81.5	—	—	—	81.5
Total operating revenues	—	14,362.9	—	—	—	14,362.9
Operating expenses
Petroleum product cost of goods sold	—	11,251.1	—	—	—	11,251.1
Merchandise cost of goods sold	—	2,022.5	—	—	—	2,022.5
Station and other operating expenses	—	541.3	—	—	—	541.3
Depreciation and amortization	—	134.0	—	—	—	134.0
Selling, general and administrative	—	136.2	—	—	—	136.2
Accretion of asset retirement obligations	—	2.0	—	—	—	2.0
Total operating expenses	—	14,087.1	—	—	—	14,087.1
Net settlement proceeds	—	50.4	—	—	—	50.4
Gain (loss) on sale of assets	—	(1.1)	—	—	—	(1.1)
Income from operations	—	325.1	—	—	—	325.1
Other income (expense)
Interest income	—	1.5	—	—	—	1.5
Interest expense	—	(52.9)	—	—	—	(52.9)
Other nonoperating income/expense	973.7	(972.9)	(0.6)	—	—	0.2
Total other income (expense)	973.7	(1,024.3)	(0.6)	—	—	(51.2)
Income from continuing operations before income taxes	973.7	(699.2)	(0.6)	—	—	273.9
Income tax expense (benefit)	—	60.4	(0.1)	—	—	60.3
Income (loss)	973.7	(759.6)	(0.5)	—	—	213.6
Equity earnings in affiliates, net of tax	213.6	(0.5)	—	—	(213.1)	—
Net Income (Loss)	$1,187.3	$(760.1)	$(0.5)	$—	$(213.1)	$213.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Year ended December 31, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$10,287.9	$—	$—	$—	$10,287.9
Merchandise sales	—	2,372.7	—	—	—	2,372.7
Ethanol sales and other	—	166.0	—	—	—	166.0
Total operating revenues	—	12,826.6	—	—	—	12,826.6
Operating Expenses
Petroleum product cost of goods sold	—	9,773.2	—	—	—	9,773.2
Merchandise cost of goods sold	—	1,991.4	—	—	—	1,991.4
Station and other operating expenses	—	514.9	—	—	—	514.9
Depreciation and amortization	—	116.9	—	—	—	116.9
Selling, general and administrative	—	141.2	—	—	—	141.2
Accretion of asset retirement obligations	—	1.8	—	—	—	1.8
Total operating expenses	—	12,539.4	—	—	—	12,539.4
Gain (loss) on sale of assets	—	(3.9)	—	—	—	(3.9)
Income from operations	—	283.3	—	—	—	283.3
Other income (expense)
Interest income	—	1.3	—	—	—	1.3
Interest expense	—	(46.7)	—	—	—	(46.7)
Other nonoperating income	—	2.2	—	—	—	2.2
Total other income (expense)	—	(43.2)	—	—	—	(43.2)
Income from continuing operations before income taxes	—	240.1	—	—	—	240.1
Income tax expense (benefit)	—	(5.2)	—	—	—	(5.2)
Income from continuing operations	—	245.3	—	—	—	245.3
Equity earnings in affiliates, net of tax	245.3	—	—	—	(245.3)	—
Net Income	$245.3	$245.3	$—	$—	$(245.3)	$245.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Year ended December 31, 2016
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$9,070.6	$—	$—	$—	$9,070.6
Merchandise sales	—	2,338.6	—	—	—	2,338.6
Ethanol sales and other	—	185.4	—	—	—	185.4
Total operating revenues	—	11,594.6	—	—	—	11,594.6
Operating expenses
Petroleum product cost of goods sold	—	8,604.0	—	—	—	8,604.0
Merchandise cost of goods sold	—	1,974.5	—	—	—	1,974.5
Station and other operating expenses	—	493.3	—	—	—	493.3
Depreciation and amortization	—	98.6	—	—	—	98.6
Selling, general and administrative	—	122.7	—	—	—	122.7
Accretion of asset retirement obligations	—	1.6	—	—	—	1.6
Total operating expenses	—	11,294.7	—	—	—	11,294.7
Gain (loss) on sale of assets	—	88.2	—	—	—	88.2
Income from operations	—	388.1	—	—	—	388.1
Other income (expense)
Interest income	—	0.6	—	—	—	0.6
Interest expense	—	(39.7)	—	—	—	(39.7)
Other nonoperating income	—	3.1	—	—	—	3.1
Total other income (expense)	—	(36.0)	—	—	—	(36.0)
Income from continuing operations before income taxes	—	352.1	—	—	—	352.1
Income tax expense (benefit)	—	130.6	—	—	—	130.6
Income from continuing operations	—	221.5	—	—	—	221.5
Equity earnings in affiliates, net of tax	221.5	—	—	—	(221.5)	—
Net Income	$221.5	$221.5	$—	$—	$(221.5)	$221.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,187.3	$(760.1)	$(0.5)	$—	$(213.1)	$213.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	134.0	—	—	—	134.0
Deferred and noncurrent income tax charges (benefits)	—	37.9	—	—	—	37.9
Accretion of asset retirement obligations	—	2.0	—	—	—	2.0
(Gain) loss from sale of assets	—	1.1	—	—	—	1.1
Net decrease (increase) in noncash operating working capital	—	2.4	(0.1)	—	—	2.3
Equity in earnings	(213.6)	0.5	—	—	213.1	—
Other operating activities - net	—	7.8	—	—	—	7.8
Net cash provided by (required by) operating activities	973.7	(574.4)	(0.6)	—	—	398.7
Investing Activities
Property additions	—	(203.1)	(1.2)	—	—	(204.3)
Proceeds from sale of assets	—	1.2	—	—	—	1.2
Other investing activities - net	—	(6.0)	—	—	—	(6.0)
Net cash provided by (required by) investing activities	—	(207.9)	(1.2)	—	—	(209.1)
Financing Activities
Purchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Repayments of long-term debt	—	(21.3)	—	—	—	(21.3)
Amounts related to share-based compensation	—	(9.4)	—	—	—	(9.4)
Net distributions to parent	(829.3)	827.1	2.2	—	—	—
Net cash provided by (required by) financing activities	(973.7)	796.4	2.2	—	—	(175.1)
Net change in cash and cash equivalents	—	14.1	0.4	—	—	14.5
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at December 31	$—	$184.0	$0.5	$—	$—	$184.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245.3	$245.3	$—	$—	$(245.3)	$245.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	116.9	—	—	—	116.9
Deferred and noncurrent income tax charges (credits)	—	(50.4)	—	—	—	(50.4)
Accretion of asset retirement obligations	—	1.8	—	—	—	1.8
(Gains) loss from sale of assets	—	3.9	—	—	—	3.9
Net decrease (increase) in noncash operating working capital	—	(36.9)	—	—	—	(36.9)
Equity in earnings	(245.3)	—	—	—	245.3	—
Other operating activities - net	—	3.0	—	—	—	3.0
Net cash provided by (required by) operating activities	—	283.6	—	—	—	283.6
Investing Activities
Property additions	—	(257.1)	(1.2)	—	—	(258.3)
Proceeds from sale of assets	—	0.9	—	—	—	0.9
Other investing activities - net	—	(4.7)	—	—	—	(4.7)
Net cash provided by (required by) investing activities	—	(260.9)	(1.2)	—	—	(262.1)
Financing Activities
Purchase of treasury stock	(206.0)	—	—	—	—	(206.0)
Repayments of long-term debt	—	(131.4)	—	—	—	(131.4)
Additions to long-term debt	—	338.8	—	—	—	338.8
Debt issuance costs	—	(1.1)	—	—	—	(1.1)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Net distributions to parent	206.0	(207.3)	1.3	—	—	—
Net cash provided by (required by) financing activities	—	(6.6)	1.3	—	—	(5.3)
Net change in cash and cash equivalents	—	16.1	0.1	—	—	16.2
Cash, cash equivalents, and restricted cash at January 1	—	153.8	—	—	—	153.8
Cash, cash equivalents, and restricted cash at December 31	$—	$169.9	$0.1	$—	$—	$170.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2016
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$221.5	$221.5	$—	$—	$(221.5)	$221.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	98.6	—	—	—	98.6
Deferred and noncurrent income tax charges (credits)	—	40.4	—	—	—	40.4
Accretion of asset retirement obligations	—	1.6	—	—	—	1.6
(Gains) loss from sale of assets	—	(88.2)	—	—	—	(88.2)
Net decrease (increase) in noncash operating working capital	—	53.7	—	—	—	53.7
Equity in earnings	(221.5)	—	—	—	221.5	—
Other operating activities - net	—	9.8	—	—	—	9.8
Net cash provided by (required by) operating activities	—	337.4	—	—	—	337.4
Investing Activities
Property additions	—	(262.1)	—	—	—	(262.1)
Proceeds from sale of assets	—	85.3	—	—	—	85.3
Changes in restricted cash	—	68.6	—	—	—	68.6
Other investing activities - net	—	(29.0)	—	—	—	(29.0)
Other	—	2.4	—	—	—	2.4
Net cash provided by (required by) investing activities	—	(134.8)	—	—	—	(134.8)
Financing Activities
Purchase of treasury stock	(323.3)	—	—	—	—	(323.3)
Repayments of long-term debt	—	(20.4)	—	—	—	(20.4)
Additions to long-term debt	—	200.0	—	—	—	200.0
Debt issuance costs	—	(3.2)	—	—	—	(3.2)
Amounts related to share-based compensation	—	(4.2)	—	—	—	(4.2)
Net distributions to parent	323.3	(323.3)	—	—	—	—
Net cash provided by (required by) financing activities	—	(151.1)	—	—	—	(151.1)
Net change in cash and cash equivalents	—	51.5	—	—	—	51.5
Cash, cash equivalents and restricted cash at January 1	—	102.3	—	—	—	102.3
Cash, cash equivalents and restricted cash at December 31	$—	$153.8	$—	$—	$—	$153.8

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$33.7	$—	$—	$—	$33.7
Restricted cash at beginning of period	—	68.6	—	—	—	68.6
Cash, cash equivalents and restricted cash at beginning of period	$—	$102.3	$—	$—	$—	$102.3

Cash and cash equivalents at end of period	$—	$153.8	$—	$—	$—	$153.8
Restricted cash at end of period	—	—	—	—	—	$—
Cash, cash equivalents and restricted cash at end of period	$—	$153.8	$—	$—	$—	$153.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2018
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
Issuance of common stock	10.6	—	—	—	—	10.6
Repurchase of common stock	(144.4)	—	—	—	—	(144.4)
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
APIC
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Issuance of common stock	(10.6)	—	—	—	—	(10.6)
Amounts related to share-based compensation	—	(9.4)	—	—	—	(9.4)
Share-based compensation expense	—	9.1	—	—	—	9.1
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Retained Earnings
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
Net income	1,187.3	(760.1)	(0.5)	—	(213.1)	213.6
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1

CONSOLIDATING STATEMENTS OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2016	$(608.0)	$—	$—	$—	$—	$(608.0)
Issuance of common stock	7.5	—	—	—	—	7.5
Repurchase of common stock	(206.0)	—	—	—	—	(206.0)
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
APIC
Balance as of December 31, 2016	$1,213.1	$571.1	$52.0	$87.5	$(1,368.4)	$555.3
Issuance of common stock	(7.4)	—	—	—	—	(7.4)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Reclassification of equity	—	—	—	—	—	—
Share-based compensation expense	—	7.6	—	—	—	7.6
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Retained Earnings
Balance as of December 31, 2016	$749.2	$687.7	$—	$66.8	$(754.5)	$749.2
Net income	245.3	245.3	—	—	(245.3)	245.3
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2016
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2015	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2016	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2015	$(294.1)	$—	$—	$—	$—	$(294.1)
Issuance of common stock	9.4	—	—	—	—	9.4
Repurchase of common stock	(323.3)	—	—	—	—	(323.3)
Balance as of December 31, 2016	$(608.0)	$—	$—	$—	$—	$(608.0)
APIC
Balance as of December 31, 2015	$1,222.5	$564.5	$52.0	$87.5	$(1,368.4)	$558.1
Issuance of common stock	(9.4)	—	—	—	—	(9.4)
Amounts related to share-based compensation	—	(2.7)	—	—	—	(2.7)
Share-based compensation expense	—	9.3	—	—	—	9.3
Balance as of December 31, 2016	$1,213.1	$571.1	$52.0	$87.5	$(1,368.4)	$555.3
Retained Earnings
Balance as of December 31, 2015	$527.7	$466.2	$—	$66.8	$(533.0)	$527.7
Net income	221.5	221.5	—	—	(221.5)	221.5
Balance as of December 31, 2016	$749.2	$687.7	$—	$66.8	$(754.5)	$749.2

Murphy USA Inc.
Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2018
Sales and other operating revenues	$3,244.2	$3,829.0	$3,788.0	$3,501.7	$14,362.9
Income (loss) from continuing operations before income taxes	$47.3	$69.1	$57.0	$100.5	$273.9
Income (loss) from continuing operations	$39.3	$51.8	$45.0	$77.5	$213.6
Net income (loss)	$39.3	$51.8	$45.0	$77.5	$213.6
Income (loss) from continuing operations (per Common share)
Basic	$1.17	$1.59	$1.40	$2.40	$6.54
Diluted	$1.16	$1.58	$1.38	$2.38	$6.48
Net income (loss) (per Common share)
Basic	$1.17	$1.59	$1.40	$2.40	$6.54
Diluted	$1.16	$1.58	$1.38	$2.38	$6.48

Year Ended December 31, 2017
Sales and other operating revenues	$2,999.6	$3,211.2	$3,236.3	$3,379.5	$12,826.6
Income (loss) from continuing operations before income taxes	$(9.8)	$89.9	$108.8	$51.2	$240.1
Income (loss) from continuing operations	$(3.0)	$55.5	$67.9	$124.9	$245.3
Net income (loss)	$(3.0)	$55.5	$67.9	$124.9	$245.3
Income (loss) from continuing operations (per Common share)
Basic	$(0.08)	$1.52	$1.92	$3.62	$6.85
Diluted	$(0.08)	$1.51	$1.90	$3.58	$6.78
Net income (loss) (per Common share)
Basic	$(0.08)	$1.52	$1.92	$3.62	$6.85
Diluted	$(0.08)	$1.51	$1.90	$3.58	$6.78

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2018
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.5	(0.5)	1.1

2017
Deducted from assets accounts
Allowance for doubtful accounts	$1.9	(0.8)	—	1.1

2016
Deducted from assets accounts
Allowance for doubtful accounts	$2.0	—	(0.1)	1.9