Form 10-Q
period 2019-03-31
Murphy USA Inc.
filed 2019-05-01
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
  __Yes ☑ No

Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2019 was 32,170,405.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$180.4	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2019 and in 2018	227.3	138.8
Inventories, at lower of cost or market	178.7	221.5
Prepaid expenses and other current assets	26.5	25.3
Total current assets	612.9	570.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,013.3 in 2019 and $974.2 in 2018	1,738.1	1,748.2
Other assets	153.4	42.5
Total assets	$2,504.4	$2,360.8

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$21.3	$21.2
Trade accounts payable and accrued liabilities	512.0	456.9
Total current liabilities	533.3	478.1

Long-term debt, including capitalized lease obligations	838.0	842.1
Deferred income taxes	189.8	192.2
Asset retirement obligations	31.2	30.7
Deferred credits and other liabilities	114.3	10.4
Total liabilities	1,706.6	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2019 and 2018, respectively)	0.5	0.5
Treasury stock (14,596,759 and 14,505,681 shares held at
2019 and 2018, respectively)	(948.0)	(940.3)
Additional paid in capital (APIC)	531.9	539.0
Retained earnings	1,213.4	1,208.1
Total stockholders' equity	797.8	807.3
Total liabilities and stockholders' equity	$2,504.4	$2,360.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2019	2018
Operating Revenues
Petroleum product sales (a)	$2,499.8	$2,637.6
Merchandise sales	606.2	567.7
Other operating revenues	10.4	38.9
Total operating revenues	3,116.4	3,244.2

Operating Expenses
Petroleum product cost of goods sold (a)	2,381.5	2,561.1
Merchandise cost of goods sold	508.7	476.2
Station and other operating expenses	132.8	127.4
Depreciation and amortization	39.7	31.8
Selling, general and administrative	34.6	34.5
Accretion of asset retirement obligations	0.5	0.5
Total operating expenses	3,097.8	3,231.5

Net settlement proceeds	0.1	47.0
Gain (loss) on sale of assets	(0.1)	0.3
Income (loss) from operations	18.6	60.0

Other income (expense)
Interest income	0.7	0.3
Interest expense	(13.6)	(13.0)
Other nonoperating income (expense)	0.2	—
Total other income (expense)	(12.7)	(12.7)
Income (loss) before income taxes	5.9	47.3
Income tax expense (benefit)	0.6	8.0
Net Income (Loss)	$5.3	$39.3

Basic and Diluted Earnings Per Common Share
Basic	$0.16	$1.17
Diluted	$0.16	$1.16
Weighted-Average Common Shares Outstanding (in thousands):
Basic	32,206	33,698
Diluted	32,420	34,062
Supplemental information:

(a) Includes excise taxes of:	$455.3	$434.4

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$5.3	$39.3
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	39.7	31.8
Deferred and noncurrent income tax charges (credits)	(2.4)	1.1
Accretion of asset retirement obligations	0.5	0.5
Pretax (gains) losses from sale of assets	0.1	(0.3)
Net (increase) decrease in noncash operating working capital	1.7	36.0
Other operating activities - net	3.2	(1.0)
Net cash provided by (required by) operating activities	48.1	107.4
Investing Activities
Property additions	(30.5)	(48.7)
Proceeds from sale of assets	1.1	1.1
Other investing activities - net	(0.1)	(4.7)
Net cash provided by (required by) investing activities	(29.5)	(52.3)
Financing Activities
Purchase of treasury stock	(13.3)	(71.7)
Repayments of debt	(5.4)	(5.3)
Amounts related to share-based compensation	(4.0)	(2.9)
Net cash provided by (required by) financing activities	(22.7)	(79.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4.1)	(24.8)
Cash, cash equivalents, and restricted cash at beginning of period	184.5	170.0
Cash, cash equivalents, and restricted cash at end of period	$180.4	$145.2

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$184.5	$170.0
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$184.5	$170.0

Cash and cash equivalents at end of period	$180.4	$144.1
Restricted cash at end of period	—	1.1
Cash, cash equivalents, and restricted cash at end of period	$180.4	$145.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2017	46,767,164	$0.5	$(806.5)	$549.9	$994.5	$738.4
Net income (loss)	—	—	—	—	39.3	39.3
Purchase of treasury stock	—	—	(71.7)	—	—	(71.7)
Issuance of treasury stock	—	—	4.4	(4.4)	—	—
Amounts related to share-based compensation	—	—	—	(2.9)	—	(2.9)
Share-based compensation expense	—	—	—	2.2	—	2.2
Balance as of March 31, 2018	46,767,164	$0.5	$(873.8)	$544.8	$1,033.8	$705.3

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2018	46,767,164	$0.5	$(940.3)	$539.0	$1,208.1	$807.3
Net income (loss)	—	—	—	—	5.3	5.3
Purchase of treasury stock	—	—	(13.3)	—	—	(13.3)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—
Amounts related to share-based compensation	—	—	—	(4.1)	—	(4.1)
Share-based compensation expense	—	—	—	2.6	—	2.6
Balance as of March 31, 2019	46,767,164	$0.5	$(948.0)	$531.9	$1,213.4	$797.8

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2019, Murphy USA had a total of 1,473 Company stations of which 1,160 were Murphy USA and 313 were Murphy Express.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2018, 2017 and 2016, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 19, 2019.

Recently Issued Accounting Standards—

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. In our application of hindsight, we evaluated the performance of the leased stores and the associated markets in relation to our overall real estate strategies, which resulted in the determination that renewal options would not be reasonably certain in determining the expected lease term. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $110.4 million and $110.7 million, respectively. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 13 "Lease Accounting" for further details.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangements based on location or quality differences. The Company continues to account for these transactions as non-monetary exchanges under existing accounting guidance and typically reports these on a net basis in the Consolidated Statements of Income.

The following tables disaggregates our revenue by major source for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$2,238.7	$—	$2,238.7	$2,339.7	$—	$2,339.7
Petroleum product sales (at wholesale) [1]	261.1	—	261.1	297.9	—	297.9
Total petroleum product sales	2,499.8	—	2,499.8	2,637.6	—	2,637.6
Merchandise sales	606.2	—	606.2	567.7	—	567.7
Other operating revenues:
RINs	9.1	—	9.1	37.4	—	37.4
Other revenues [2]	1.2	0.1	1.3	1.1	0.4	1.5
Total revenues	$3,116.3	$0.1	$3,116.4	$3,243.8	$0.4	$3,244.2

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

In June 2018, the Company initiated a loyalty pilot program through a limited number of its retail locations. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for merchandise or cash discounts on fuel purchases. The program was rolled out chain-wide in March 2019. Due to the limited nature of the pilot program and the short amount of time the program has been in effect at scale, the deferred revenues recorded in the three months ended March 31, 2019 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2019 and December 31, 2018, we had $169.9 million and $79.4 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2019	December 31, 2018
Finished products - First-In, First-Out ("FIFO") basis	$247.2	$219.4
Less: Last-In, First-Out ("LIFO") reserve - finished products	(181.3)	(115.5)
Finished products - LIFO basis	65.9	103.9
Store merchandise for resale	101.3	107.2
Materials and supplies	11.5	10.4
Total inventories	$178.7	$221.5

At March 31, 2019 and December 31, 2018, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $181.3 million and $115.5 million, respectively.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2019	December 31, 2018
6.00% senior notes due 2023 (net of unamortized discount of $3.9 at March 31, 2019 and $4.1 at December 2018)	$496.1	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $3.0 at March 31, 2019 and $3.1 at December 2018)	297.0	296.9
Term loan due 2020 (effective interest rate of 5.052% at March 31, 2019)	67.0	72.0
Capitalized lease obligations, vehicles, due through 2022	2.6	2.3
Less unamortized debt issuance costs	(3.4)	(3.8)
Total long-term debt	859.3	863.3
Less current maturities	21.3	21.2
Total long-term debt, net of current	$838.0	$842.1

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $67 million. As of March 31, 2019, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

time when term facility commitments or term loans are outstanding.  As of March 31, 2019, our fixed charge coverage ratio was 1.25. Our secured debt to EBITDA ratio as of March 31, 2019 was 0.16 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2019 and December 31, 2018, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 5 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2019 and December 31, 2018 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2019	December 31, 2018
Balance at beginning of period	$30.7	$28.2
Accretion expense	0.5	2.0
Settlements of liabilities	—	(0.3)
Liabilities incurred	—	0.8
Balance at end of period	$31.2	$30.7

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three month periods ended March 31, 2019 and 2018, the Company’s approximate effective tax rates were as follows:

	2019	2018
Three months ended March 31,	10.9%	16.8%

The effective tax rate for the three months ended March 31, 2019 was lower than the prior year primarily due to the effects of stock compensation excess tax benefits on a lower pretax income. In the three months ended March 31, 2019, the Company recognized approximately $0.8 million of excess tax benefits related to stock compensation for employees. For the three months ended March 31, 2018, the Company recorded benefits from two discrete tax items, which were approximately $0.7 million of excess tax benefits related to stock compensation and a tax benefit of approximately $3.1 million related to the settlement of prior year state uncertain tax positions.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of March 31, 2019, the earliest year remaining open for Federal examination is 2015 and for the states it ranges from 2013-2017.  In addition to the pre-separation state returns being open under statute, certain federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 7 — Incentive Plans

2013 Long-Term Incentive Plan
Effective August 30, 2013, certain of our employees participate in the Murphy USA 2013 Long-Term Incentive Plan which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million.

On February 6, 2019, the Committee granted nonqualified stock options for 99,400 shares at an exercise price of $76.15 per share under the terms of the MUSA 2013 Plan.  The Black-Scholes valuation for these awards is $20.48 per option.  The Committee also awarded time-based restricted stock units and performance-based restricted stock units (performance units) to certain employees on the same date.  There were 26,550 time-based restricted units granted at a grant date fair value of $76.15 along with 53,100 performance units.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 16 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $100.65 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $76.15 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

On March 26, 2019, the Committee also granted 46,725 time-based restricted stock units granted to certain employees with a grant date fair value of $82.84 per unit.

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

During the first quarter of 2019, the Company issued 13,086 restricted stock units to its non-employee directors at a grant date fair value of $76.63 per share.  These shares vest in three years from the grant date.

For the three months ended March 31, 2019 and 2018, share-based compensation was $2.6 million and $2.2 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2019 and 2018 was none and $0.1 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of March 31, 2019, all current derivative activity is immaterial.

At March 31, 2019 and December 31, 2018, cash deposits of $1.5 million and $1.0 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2019 or December 31, 2018, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company remains committed to share repurchases under quarterly allocations in line with its past practice, subject to market conditions and cash availability. For the three months ended March 31, 2019, the Company acquired 177,074 shares of common stock for an average price of $74.86 per share including brokerage fees and for the three months ended March 31, 2018, 928,934 shares were repurchased for an average price of $77.18 per share.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2019	2018
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$5.3	$39.3

Weighted average common shares outstanding (in thousands)	32,206	33,698

Earnings per common share	$0.16	$1.17

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$5.3	$39.3

Weighted average common shares outstanding (in thousands)	32,206	33,698
Common equivalent shares:
Dilutive share-based awards	214	364
Weighted average common shares outstanding - assuming dilution (in thousands)	32,420	34,062

Earnings per common share assuming dilution	$0.16	$1.16

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 10 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $0.7 million and $2.6 million for the three month periods ended March 31, 2019 and 2018, respectively. Interest paid, net of amounts capitalized, was $16.2 million and $15.7 million for the three month periods ended March 31, 2019 and 2018, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2019	2018
Accounts receivable	$(88.5)	$27.2
Inventories	42.7	33.9
Prepaid expenses and other current assets	(1.1)	8.9
Accounts payable and accrued liabilities	48.6	(35.2)
Income taxes payable	—	1.2
Net (increase) decrease in noncash operating working capital	$1.7	$36.0

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2019 and December 31, 2018. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2019		At December 31, 2018
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(859.3)	$(874.5)	$(863.3)	$(866.7)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2019, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2019. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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
(unaudited)

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2019, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $19.9 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2019, the Company had contingent liabilities of $16.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 13 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 1 year to 20 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from five to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to station location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right of use assets and liabilities.

As the implicit interest rate is not readily determinable in most of the Company's lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We lease land for 209 stations, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Lessor — We have various arrangements for certain spaces for food service and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial.

Lessee

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2019
Assets
Operating (Right-of-use)	Other Assets	$110.4
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $1.9 million	3.2
Total leased assets		$113.6

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$6.3
Finance	Current maturities of long-term debt	1.3
Noncurrent
Operating	Deferred credits and other liabilities	104.4
Finance	Long-term debt, including capitalized lease obligations	1.4
Total lease liabilities		$113.4

Lease Cost:

		Three Months Ended March 31,
(Millions of dollars)	Classification	2019
Operating lease cost	Station and other operating expenses	$3.5
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	0.3
Interest on lease liabilities	Interest expense	—
Net lease costs		$3.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash flow information:

Three Months Ended March 31,
(Millions of dollars)	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$3.3
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$0.4

Maturity of Lease Liabilities:

(Millions of dollars)	Operating leases	Finance leases
2019	$10.3	$1.1
2020	13.5	1.1
2021	12.7	0.6
2022	11.8	0.1
2023	11.2	—
After 2023	130.1	—
Total lease payments	189.6	2.9
less: interest	78.9	0.2
Present value of lease liabilities	$110.7	$2.7

The Company adopted ASU 2016-02 on January 1, 2019, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows:

(Millions of dollars)	Operating leases	Capital leases
2019	$13.7	$1.5
2020	13.3	1.1
2021	12.5	0.6
2022	11.7	0.1
2023	11.1	—
After 2023	122.6	—
Total lease payments	184.9	3.3
less: interest	—	0.2
Present value of minimum payments	$184.9	$3.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Term and Discount Rate:

Three Months Ended March 31,
2019
Weighted average remaining lease term (years)
Finance leases	2.2
Operating leases	15.4
Weighted average discount rate
Finance leases	4.8%
Operating leases	6.1%

Note 14 — Business Segment

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

		Three Months Ended
		March 31, 2019		March 31, 2018
	Total Assets at	External	Income	External	Income
(Millions of dollars)	March 31, 2019	Revenues	(Loss)	Revenues	(Loss)
Marketing	$2,155.4	$3,116.3	$16.2	$3,243.8	$10.7
Corporate and other assets	349.0	0.1	(10.9)	0.4	28.6
Total	$2,504.4	$3,116.4	$5.3	$3,244.2	$39.3

Note 15 – Guarantor Subsidiaries
Murphy USA Inc. ("Parent Company") and certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 6.00% senior notes due 2023 and the 5.625% senior notes due 2027.  The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	March 31, 2019
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$179.9	$0.5	$—	$—	$180.4
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2019	—	227.3	—	—	—	227.3
Inventories, at lower of cost or market	—	178.7	—	—	—	178.7
Prepaid expenses and other current assets	—	26.3	0.2	—	—	26.5
Total current assets	—	612.2	0.7	—	—	612.9
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,013.3 in 2019	—	1,734.1	4.0	—	—	1,738.1
Investments in subsidiaries	2,442.3	144.2	—	—	(2,586.5)	—
Other assets	—	153.4	—	—	—	153.4
Total assets	$2,442.3	$2,643.9	$4.7	$—	$(2,586.5)	$2,504.4
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.3	$—	$—	$—	$21.3
Inter-company accounts payable	13.2	187.8	(46.7)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	512.0	—	—	—	512.0
Total current liabilities	13.2	721.1	(46.7)	(154.3)	—	533.3
Long-term debt, including capitalized lease obligations	—	838.0	—	—	—	838.0
Deferred income taxes	—	189.8	—	—	—	189.8
Asset retirement obligations	—	31.2	—	—	—	31.2
Deferred credits and other liabilities	—	114.3	—	—	—	114.3
Total liabilities	13.2	1,894.4	(46.7)	(154.3)	—	1,706.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par 0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at March 31, 2019)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (14,596,759 shares held at March 31, 2019)	(948.0)	—	—	—	—	(948.0)
Additional paid in capital (APIC)	1,189.5	571.3	52.0	87.5	(1,368.4)	531.9
Retained earnings	2,187.1	178.2	(0.7)	66.8	(1,218.0)	1,213.4
Total stockholders' equity	2,429.1	749.5	51.4	154.3	(2,586.5)	797.8
Total liabilities and stockholders' equity	$2,442.3	$2,643.9	$4.7	$—	$(2,586.5)	$2,504.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	December 31, 2018
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$184.0	$0.5	$—	$—	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018	—	138.8	—	—	—	138.8
Inventories, at lower of cost or market	—	221.5	—	—	—	221.5
Prepaid expenses and other current assets	—	25.1	0.2	—	—	25.3
Total current assets	—	569.4	0.7	—	—	570.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $974.2 in 2018	—	1,745.9	2.3	—	—	1,748.2
Investments in subsidiaries	2,437.0	144.4	—	—	(2,581.4)	—
Other assets	—	42.5	—	—	—	42.5
Total assets	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.2	$—	$—	$—	$21.2
Inter-company accounts payable	(0.1)	203.0	(48.6)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	456.9	—	—	—	456.9
Total current liabilities	(0.1)	681.1	(48.6)	(154.3)	—	478.1
Long-term debt, including capitalized lease obligations	—	842.1	—	—	—	842.1
Deferred income taxes	—	192.2	—	—	—	192.2
Asset retirement obligations	—	30.7	—	—	—	30.7
Deferred credits and other liabilities	—	10.4	—	—	—	10.4
Total liabilities	(0.1)	1,756.5	(48.6)	(154.3)	—	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2018)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (14,505,681 shares held at December 31, 2018)	(940.3)	—	—	—	—	(940.3)
Additional paid in capital (APIC)	1,195.1	572.8	52.0	87.5	(1,368.4)	539.0
Retained earnings	2,181.8	172.9	(0.5)	66.8	(1,212.9)	1,208.1
Total stockholders' equity	2,437.1	745.7	51.6	154.3	(2,581.4)	807.3
Total liabilities and stockholders' equity	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Three Months Ended March 31, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,499.8	$—	$—	$—	$2,499.8
Merchandise sales	—	606.2	—	—	—	606.2
Other operating revenues	—	10.4	—	—	—	10.4
Total operating revenues	—	3,116.4	—	—	—	3,116.4

Operating Expenses
Petroleum product cost of goods sold	—	2,381.5	—	—	—	2,381.5
Merchandise cost of goods sold	—	508.7	—	—	—	508.7
Station and other operating expenses	—	132.8	—	—	—	132.8
Depreciation and amortization	—	39.7	—	—	—	39.7
Selling, general and administrative	—	34.6	—	—	—	34.6
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Total operating expenses	—	3,097.8	—	—	—	3,097.8

Net settlement proceeds	—	0.1	—	—	—	0.1
Gain (loss) on sale of assets	—	(0.1)	—	—	—	(0.1)
Income (loss) from operations	—	18.6	—	—	—	18.6

Other income (expense)
Interest income	—	0.7	—	—	—	0.7
Interest expense	—	(13.6)	—	—	—	(13.6)
Other nonoperating income	—	0.4	(0.2)	—	—	0.2
Total other income (expense)	—	(12.5)	(0.2)	—	—	(12.7)
Income (loss) before income taxes	—	6.1	(0.2)	—	—	5.9
Income tax expense	—	0.6	—	—	—	0.6
Income (loss)	—	5.5	(0.2)	—	—	5.3
Equity earnings in affiliates, net of tax	5.3	(0.2)	—	—	(5.1)	—
Net Income (Loss)	$5.3	$5.3	$(0.2)	$—	$(5.1)	$5.3

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Three Months Ended March 31, 2019
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5.3	$5.3	$(0.2)	$—	$(5.1)	$5.3
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	39.7	—	—	—	39.7
Deferred and noncurrent income tax charges (credits)	—	(2.4)	—	—	—	(2.4)
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
(Gain) loss on sale of assets	—	0.1	—	—	—	0.1
Net (increase) decrease in noncash operating working capital	—	1.7	—	—	—	1.7
Equity in earnings of affiliates	(5.3)	0.2	—	—	5.1	—
Other operating activities - net	—	3.2	—	—	—	3.2
Net cash provided by (required by) operating activities	—	48.3	(0.2)	—	—	48.1
Investing Activities
Property additions	—	(28.8)	(1.7)	—	—	(30.5)
Proceeds from sale of assets	—	1.1	—	—	—	1.1
Other investing activities - net	—	(0.1)	—	—	—	(0.1)
Net cash provided by (required by) investing activities	—	(27.8)	(1.7)	—	—	(29.5)
Financing Activities
Purchase of treasury stock	(13.3)	—	—	—	—	(13.3)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(5.4)	—	—	—	(5.4)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(4.0)	—	—	—	(4.0)
Net distributions to parent	13.3	(15.2)	1.9	—	—	—
Net cash provided by (required by) financing activities	—	(24.6)	1.9	—	—	(22.7)
Net increase (decrease) in cash and cash equivalents	—	(4.1)	—	—	—	(4.1)
Cash, cash equivalents, and restricted cash at January 1	—	184.0	0.5	—	—	184.5
Cash, cash equivalents, and restricted cash at March 31	$—	$179.9	$0.5	$—	$—	$180.4

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5

Cash and cash equivalents at end of period	$—	$179.9	$0.5	$—	$—	$180.4
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$179.9	$0.5	$—	$—	$180.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Three Months Ended March 31, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$39.3	$39.3	$—	$—	$(39.3)	$39.3
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	31.8	—	—	—	31.8
Deferred and noncurrent income tax charges (credits)	—	1.1	—	—	—	1.1
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Pretax (gains) losses from sale of assets	—	(0.3)	—	—	—	(0.3)
Net (increase) decrease in noncash operating working capital	—	36.0	—	—	—	36.0
Equity in earnings of affiliates	(39.3)	—	—	—	39.3	—
Other operating activities - net	—	(1.0)	—	—	—	(1.0)
Net cash provided by (required by) operating activities	—	107.4	—	—	—	107.4
Investing Activities
Property additions	—	(48.3)	(0.4)	—	—	(48.7)
Proceeds from sale of assets	—	1.1	—	—	—	1.1
Other investing activities - net	—	(4.7)	—	—	—	(4.7)
Net cash provided by (required by) investing activities	—	(51.9)	(0.4)	—	—	(52.3)
Financing Activities
Purchase of treasury stock	(71.7)	—	—	—	—	(71.7)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(5.3)	—	—	—	(5.3)
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(2.9)	—	—	—	(2.9)
Net distributions to parent	71.7	(72.3)	0.6	—	—	—
Net cash provided by (required) by financing activities	—	(80.5)	0.6	—	—	(79.9)
Net increase (decrease) in cash and cash equivalents	—	(25.0)	0.2	—	—	(24.8)
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at March 31	$—	$144.9	$0.3	$—	$—	$145.2

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0

Cash and cash equivalents at end of period	$—	$143.8	$0.3	$—	$—	$144.1
Restricted cash at end of period	—	1.1	—	—	—	1.1
Cash, cash equivalents, and restricted cash at end of period	$—	$144.9	$0.3	$—	$—	$145.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Three Months Ended March 31, 2019
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
Issuance of treasury stock	5.6	—	—	—	—	5.6
Repurchase of treasury stock	(13.3)	—	—	—	—	(13.3)
Balance as of March 31, 2019	$(948.0)	$—	$—	$—	$—	$(948.0)
APIC
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Issuance of treasury stock	(5.6)	—	—	—	—	(5.6)
Amounts related to share-based compensation	—	(4.1)	—	—	—	(4.1)
Share-based compensation expense	—	2.6	—	—	—	2.6
Balance as of March 31, 2019	$1,189.5	$571.3	$52.0	$87.5	$(1,368.4)	$531.9
Retained Earnings
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1
Net income (loss)	5.3	5.3	(0.2)	—	(5.1)	5.3
Balance as of March 31, 2019	$2,187.1	$178.2	$(0.7)	$66.8	$(1,218.0)	$1,213.4

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2019 and 2018.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2019 and 2018. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At March 31, 2019, we had a total of 1,473 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Crude oil prices have ranged in price from January 2019's low per barrel price of approximately $47 to March 2019's high per barrel price of approximately $60. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs") for the first quarter of 2019 was 12.3 cents per gallon, a 7.9% increase when compared to the 2018 first quarter total fuel contribution of 11.4 cents per gallon.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income. With continued uncertainty around the Renewable Fuel Standard ("RFS") program, ethanol RIN prices ranged from $0.11 to $0.25 during Q1 2019 compared to $0.38 to $0.71 in Q1 2018, as the price we received declined to an average rate of $0.17 per RIN for 2019's first quarter.

As of March 31, 2019, we have $800 million of Senior Notes and $67 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At March 31, 2019, we have additional available capacity under the committed $450 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2019 to range from approximately $225 million to $275 million depending on how many new sites are completed.  We intend to fund the remainder of our capital program in 2019 primarily using operating cash flow but will supplement funding where necessary using borrowings available under credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations chosen by our real estate development team that have the characteristics we look for in a strong site. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of credit facilities.

We currently estimate our ongoing effective tax rate to be between 21% and 25% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.  For additional operating segment information, see Note 19 “Business Segments” in the audited combined financial statements for the year ended December 31, 2018 included with our Annual Report on Form 10-K and Note 14 “Business Segment” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2019.

Results of Operations

Consolidated Results

For the three month period ended March 31, 2019, the Company reported net income of $5.3 million, or $0.16 per diluted share, on revenue of $3.1 billion. Net income was $39.3 million for the same period in 2018, or $1.16 per diluted share, on $3.2 billion in revenue.  The decrease in net income is primarily due to Q1 2018 net income including approximately $35.3 million (after tax) from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Quarterly revenues for 2019 decreased $127.8 million, or 3.9%, compared to the same quarter in 2018.  The lower revenues were related to lower average retail fuel prices and lower PS&W revenues including RINs, partially offset by increased merchandise sales revenues and retail fuel sales volumes.

Total cost of sales decreased $147.1 million, or 4.8%, compared to 2018.  In the current-year quarter, the lower costs are primarily due to lower fuel purchase costs which were driven by lower wholesale prices, partially offset by higher fuel volumes.

Station and other operating expenses increased $5.4 million, or 4.2%, from 2018.  Increased store count along with higher employee related benefits in the current quarter, the acceleration of planned maintenance activity, and other store-level costs contributed to the increase.

Depreciation and amortization expense increased $7.9 million, or 24.8%, due primarily to an increase in store counts of 25 from Q1 2018.

The effective income tax rate was approximately 10.9% for the first quarter of 2019 versus 16.8% for the same period of 2018. The current quarter reduction in the effective tax rate is primarily due to the effects of excess tax benefits related to share-based payments on lower pre-tax income.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Millions of dollars)	2019	2018
Marketing	$16.2	$10.7
Corporate and other assets	(10.9)	28.6
Net Income	$5.3	$39.3

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Net income for the three months ended March 31, 2019 decreased compared to the same period in 2018 primarily due to:

•	Net settlement proceeds of $0.1 million (after tax) from the 2010 Deepwater Horizon oil spill recorded in Corporate and other assets versus $35.3 million (after tax) recorded in Q1 2018

•	Higher station and other operating expenses

•	Increased depreciation expense due to higher store count

The items below partially offset the decrease in earnings in the current period:

•	Higher retail fuel margins and product supply and wholesale margins including RINs

•	Higher merchandise margins

•	Lower effective income tax rate

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2019	2018

Operating Revenues
Petroleum product sales	$2,499.8	$2,637.6
Merchandise sales	606.2	567.7
Other operating revenues	10.3	38.5
Total operating revenues	3,116.3	3,243.8
Operating expenses
Petroleum products cost of goods sold	2,381.5	2,561.1
Merchandise cost of goods sold	508.7	476.2
Station and other operating expenses	132.8	127.4
Depreciation and amortization	36.6	30.2
Selling, general and administrative	34.6	34.5
Accretion of asset retirement obligations	0.5	0.5
Total operating expenses	3,094.7	3,229.9

Gain (loss) on sale of assets	(0.1)	0.3
Income (loss) from operations	21.5	14.2

Other income (expense)
Other nonoperating income (expense)	—	0.1
Total other income (expense)	—	0.1
Income (loss) before income taxes	21.5	14.3
Income tax expense (benefit)	5.3	3.6
Income (loss) from operations	$16.2	$10.7

Total tobacco sales revenue per same store sales*	$98.8	$95.4
Total non-tobacco sales revenue per same store sales*	39.0	37.1
Total merchandise sales revenue per same store sales*	$137.8	$132.5
*2018 amounts not revised for 2018 raze-and-rebuild activity

Store count at end of period	1,473	1,448
Total store months during the period	4,399	4,324

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2019	2018
Total fuel contribution ($ Millions)	$128.2	$114.6
Total fuel contribution (including retail, PS&W and RINs) (cpg)	12.3	11.4
Total retail fuel contribution ($ Millions)	$87.6	$83.8
Retail fuel volume - chain (Million gal)	1,041.6	1,002.9
Retail fuel volume - per site (K gal APSM)	236.8	231.9
Retail fuel volume - per site (K gal SSS)*	234.3	232.7
Retail fuel margin (cpg excluding credit card fees)	8.4	8.4
PS&W including RINs contribution (cpg)	3.9	3.0
*2018 amounts not revised for 2019 raze-and-rebuild activity

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2019	2018
Total merchandise contribution ($ Millions)	$97.5	$91.5
Total merchandise sales ($ Millions)	$606.2	$567.7
Total merchandise sales ($K SSS)*	$137.8	$132.5
Merchandise unit margin (%)	16.1%	16.1%
Tobacco contribution ($K SSS)*	$13.4	$12.9
Non-tobacco contribution ($K SSS)*	$9.0	$8.5
Total merchandise contribution ($K SSS)*	$22.4	$21.4
*2018 amounts not revised for 2019 raze-and-rebuild activity

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Net income in the Marketing segment for 2019 increased $5.5 million compared to the 2018 period. The primary drivers were the 7.9% increase in total fuel contribution to 12.3 cpg in 2019 and merchandise gross margin which increased 6.6% to $97.5 million.

Total revenues for the Marketing segment were approximately $3.1 billion for 2019 compared to $3.2 billion for 2018. The primary cause of the decrease in revenues was a $0.18 per gallon decrease in the average retail fuel price in the 2019 quarter.  Revenues included excise taxes collected and remitted to government authorities of $455.3 million in 2019 and $434.4 million in 2018.

Total fuel sales volumes on a same store sales ("SSS") basis increased 1.8% to 234.3 thousand gallons per store in the 2019 period.  Retail fuel margin dollars increased 4.6% in the 2019 quarter on higher volumes as the margin rate was 8.4 cpg for both years.

Total PS&W margin dollars, excluding RINs, were $31.4 million in the 2019 period compared to negative $6.6 million in 2018. The improvement in the current period was largely attributable to timing and inventory benefits due to rising wholesale prices.

The 2019 quarter includes the sale of RINs of $9.2 million compared to $37.4 million in 2018, which consisted of sales of 53 million RINs at an average selling price of $0.17 per RIN while the prior-year quarter had sales of 64 million RINs at an average price of $0.59 per RIN.

Total merchandise sales increased 6.8% to $606.2 million in 2019's first quarter from $567.7 million in 2018 and was primarily due to an increase in non-tobacco sales of 4.5% and in tobacco products sales of 5.7%, on an SSS basis. Quarterly merchandise margins in 2019 were 6.6% higher than 2018.  The increase in gross margin dollars in the current period was due primarily to higher sales across the chain and strong new store performance. While unit margins were unchanged from the prior year first quarter at 16.1%, total merchandise contribution dollars grew 6.0% on an SSS basis through successful execution of store level initiatives and enhanced promotional activities, which helped to improve both tobacco and non-tobacco categories.

Station and other operating expenses increased $5.4 million in the current period compared to 2018 levels. On an APSM basis, expenses applicable to retail excluding payment fees increased 3.5%, primarily due to higher employee related costs, accelerated planned maintenance activity and other store-level costs.

Depreciation expense increased $6.4 million in the 2019 period, an increase of 21.2% over the prior period. This increase was primarily caused by more stores operating in the 2019 period compared to the prior-year period.

Same store sales information compared to APSM metrics

	Variance from prior year
	Three months ended
	March 31, 2019
	SSS	APSM
Fuel gallons per month	1.8%	2.1%

Merchandise sales	5.4%	5.0%
Tobacco sales	5.7%	4.8%
Non-tobacco sales	4.5%	6.0%

Merchandise margin	6.0%	4.8%
Tobacco margin	6.8%	5.4%
Non-tobacco margin	4.8%	6.4%

Average Per Store Month (APSM) metric includes all stores open through the date of the calculation.

Same store sales (SSS) metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2018 for the sites being compared in the 2019 versus 2018 comparison). When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds and asset dispositions.

Corporate and other assets

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

After-tax results for Corporate and other assets declined in the recently completed quarter, experiencing a loss of $10.9 million compared to a profit of $28.6 million in the first quarter of 2018. The difference is primarily due to the prior-year quarter including proceeds of $35.3 million (net of tax) from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ended March 31, 2019 and 2018.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets and other non-operating (income) expense.  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2019	2018

Net income (loss)	$5.3	$39.3

Income tax expense (benefit)	0.6	8.0
Interest expense, net of interest income	12.9	12.7
Depreciation and amortization	39.7	31.8
EBITDA	58.5	91.8

Net settlement proceeds	(0.1)	(47.0)
Accretion of asset retirement obligations	0.5	0.5
(Gain) loss on sale of assets	0.1	(0.3)
Other nonoperating (income) expense	(0.2)	—
Adjusted EBITDA	$58.8	$45.0

Capital Resources and Liquidity

Significant Sources of Capital

We continue to have a committed $450 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $264 million at March 31, 2019 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $200 million term loan facility, as well as a $150 million incremental uncommitted facility. As of March 31, 2019, we had $67 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $48.1 million for the three months ended March 31, 2019 and was $107.4 million for the comparable period in 2018. Included in 2018 was the net settlement proceeds received combined with changes in accounts payable and accrued liabilities.  Net income decreased $34.0 million in 2019 compared to the corresponding period in 2018 due primarily to net settlement proceeds received in the prior-year quarter.

Investing Activities

For the three months ended March 31, 2019, cash required by investing activities was $29.5 million compared to $52.3 million in 2018. The lower investing cash use in the current period was primarily due to timing of capital expenditure spending in the current year. Other investing activities required $4.6 million less in cash during 2019 when compared to 2018.

Financing Activities

Financing activities in the three months ended March 31, 2019 required cash of $22.7 million compared to $79.9 million of cash required in the three months ended March 31, 2018. The current period included the repurchase of common shares of $13.3 million, which was a decrease of $58.4 million from the prior-year period. The Company had net repayments of borrowing of $5.4 million the current year compared to $5.3 million in the first three months of 2018. Amounts related to share-based compensation required $1.1 million more in cash during 2019 than in 2018.

Share Repurchase Program

Upon the completion of the most recent repurchase plan authorized by the Murphy USA Inc. Board of Directors in December 2017, the Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with our past practice. We remain committed to share repurchases under quarterly allocations in line with our past practice, subject to market conditions and cash availability. During the first quarter of 2019, 177,074 shares were repurchased for $13.3 million.

Debt

Our long-term debt at March 31, 2019 and December 31, 2018 are as set forth below:

(Millions of dollars)	March 31, 2019	December 31, 2018
6.00% senior notes due 2023 (net of unamortized discount of $3.9 at March 31, 2019 and $4.1 at December 2018)	$496.1	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $3.0 at March 31, 2019 and $3.1 at December 2018)	297.0	296.9
Term loan due 2020 (effective interest rate of 5.052% at March 31, 2019)	67.0	72.0
Capitalized lease obligations, vehicles, due through 2022	2.6	2.3
Less unamortized debt issuance costs	(3.4)	(3.8)
Total notes payable, net	859.3	863.3
Less current maturities	21.3	21.2
Total long-term debt	$838.0	$842.1

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

Credit Facilities and Term Loan

In March 2016, we amended and extended our existing credit agreement.  The credit agreement provides for a committed $450 million ABL facility (with availability subject to the borrowing base described below) and a $200 million term loan facility.  It also provides for a $150 million uncommitted  incremental  facility. On March 10, 2016, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $67 million. As of March 31, 2019, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of March 31, 2019, our fixed charge coverage ratio was 1.25. Our secured debt to EBITDA ratio as of March 31, 2019 was 0.16 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of March 31, 2019 our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

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

The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Millions of dollars)	2019	2018
Marketing:
Company stores	$24.0	$26.3
Terminals	0.4	—
Sustaining capital	2.4	9.0
Corporate and other assets	3.9	8.6
Total	$30.7	$43.9

We currently expect capital expenditures for the full year 2019 to range from approximately $225 million to $275 million, including $140 million for retail growth, approximately $30 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including EMV compliance and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2018.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to anticipated store openings, fuel margins, merchandise margins, sales of RINs and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our public filings, including our Annual Report on our Form 10-K for the year ended December 31, 2018 contains other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to market risks related to the volatility in the price of refined products (primarily gasoline and diesel) used in our operations.  These fluctuations can affect our revenues and purchases, as well as the cost of operating, investing and financing activities.  We make limited use of derivative instruments to manage certain risks related to commodity prices.  The use of derivative instruments for risk management is covered by operating policies and is closely monitored by our middle-office function and the Company’s senior management.
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2019 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2018 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2019.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2019, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	177,074	74.86	177,074	—
March 1, 2019 to March 31, 2019	—	—	—	—
Three Months Ended March 31, 2019	177,074	$74.86	177,074	$—

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
  and Duly Authorized Officer)
May 1, 2019

EXHIBIT INDEX
Exhibit Number	Description

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith.