Form 10-Q
period 2019-09-30
Murphy USA Inc.
filed 2019-10-31
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2019 was 30,759,651.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$247.7	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.2 in 2019 and $1.1 in 2018	164.3	138.8
Inventories, at lower of cost or market	233.8	221.5
Prepaid expenses and other current assets	19.1	25.3
Total current assets	664.9	570.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,074.8 in 2019 and $974.2 in 2018	1,789.3	1,748.2
Other assets	162.5	42.5
Total assets	$2,616.7	$2,360.8

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$21.3	$21.2
Trade accounts payable and accrued liabilities	495.6	456.9
Total current liabilities	516.9	478.1

Long-term debt, including capitalized lease obligations	966.4	842.1
Deferred income taxes	199.0	192.2
Asset retirement obligations	32.3	30.7
Deferred credits and other liabilities	123.1	10.4
Total liabilities	1,837.7	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2019 and 2018, respectively)	0.5	0.5
Treasury stock (16,007,513 and 14,505,681 shares held at
2019 and 2018, respectively)	(1,073.2)	(940.3)
Additional paid in capital (APIC)	536.4	539.0
Retained earnings	1,315.3	1,208.1
Total stockholders' equity	779.0	807.3
Total liabilities and stockholders' equity	$2,616.7	$2,360.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2019	2018	2019	2018
Operating Revenues
Petroleum product sales (a)	$2,965.5	$3,151.5	$8,595.0	$8,982.8
Merchandise sales	681.1	623.7	1,946.1	1,807.5
Other operating revenues	11.0	12.8	33.3	70.9
Total operating revenues	3,657.6	3,788.0	10,574.4	10,861.2

Operating Expenses
Petroleum product cost of goods sold (a)	2,749.6	2,991.3	8,104.8	8,584.9
Merchandise cost of goods sold	569.9	519.2	1,631.9	1,509.2
Station and other operating expenses	143.4	139.7	421.8	401.9
Depreciation and amortization	37.6	34.2	113.8	99.0
Selling, general and administrative	36.0	32.6	105.7	102.3
Accretion of asset retirement obligations	0.6	0.5	1.6	1.5
Total operating expenses	3,537.1	3,717.5	10,379.6	10,698.8

Net settlement proceeds	—	—	0.1	50.4
Gain (loss) on sale of assets	0.2	(0.5)	0.1	(0.7)
Income (loss) from operations	120.7	70.0	195.0	212.1

Other income (expense)
Interest income	0.8	0.2	2.4	0.8
Interest expense	(15.3)	(13.2)	(42.1)	(39.6)
Loss on early debt extinguishment	(14.8)	—	(14.8)	—
Other nonoperating income (expense)	(0.1)	—	—	0.1
Total other income (expense)	(29.4)	(13.0)	(54.5)	(38.7)
Income (loss) before income taxes	91.3	57.0	140.5	173.4
Income tax expense (benefit)	22.1	12.0	33.3	37.3
Net Income (Loss)	$69.2	$45.0	$107.2	$136.1

Basic and Diluted Earnings Per Common Share
Basic	$2.20	$1.40	$3.35	$4.15
Diluted	$2.18	$1.38	$3.33	$4.11
Weighted-Average Common Shares Outstanding (in thousands):
Basic	31,447	32,213	31,961	32,815
Diluted	31,704	32,536	32,189	33,142
Supplemental information:

(a) Includes excise taxes of:	$498.9	$464.1	$1,452.5	$1,364.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$107.2	$136.1
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	113.8	99.0
Deferred and noncurrent income tax charges (credits)	6.9	13.9
Accretion of asset retirement obligations	1.6	1.5
Pretax (gains) losses from sale of assets	(0.1)	0.7
Net (increase) decrease in noncash operating working capital	(3.7)	(15.8)
Loss on early debt extinguishment	14.8	—
Other operating activities - net	11.1	6.0
Net cash provided by (required by) operating activities	251.6	241.4
Investing Activities
Property additions	(153.7)	(163.0)
Proceeds from sale of assets	2.4	1.2
Other investing activities - net	(0.7)	(5.9)
Net cash provided by (required by) investing activities	(152.0)	(167.7)
Financing Activities
Purchase of treasury stock	(139.1)	(144.4)
Borrowings of debt	693.7	—
Repayments of debt	(573.1)	(15.9)
Debt issuance costs	(3.1)	—
Early debt extinguishment costs	(10.4)	—
Amounts related to share-based compensation	(4.4)	(8.0)
Net cash provided by (required by) financing activities	(36.4)	(168.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63.2	(94.6)
Cash, cash equivalents, and restricted cash at beginning of period	184.5	170.0
Cash, cash equivalents, and restricted cash at end of period	$247.7	$75.4

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$184.5	$170.0
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$184.5	$170.0

Cash and cash equivalents at end of period	$247.7	$75.4
Restricted cash at end of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$247.7	$75.4

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2017	46,767,164	$0.5	$(806.5)	$549.9	$994.5	$738.4
Net income (loss)	—	—	—	—	39.3	39.3
Purchase of treasury stock	—	—	(71.7)	—	—	(71.7)
Issuance of treasury stock	—	—	4.4	(4.4)	—	—
Amounts related to share-based compensation	—	—	—	(2.9)	—	(2.9)
Share-based compensation expense	—	—	—	2.2	—	2.2
Balance as of March 31, 2018	46,767,164	$0.5	$(873.8)	$544.8	$1,033.8	$705.3
Net income (loss)	—	—	—	—	51.8	51.8
Purchase of treasury stock	—	—	(72.7)	—	—	(72.7)
Issuance of treasury stock	—	—	0.6	(0.6)	—	—
Amounts related to share-based compensation	—	—	—	(0.5)	—	(0.5)
Share-based compensation expense	—	—	—	2.4	—	2.4
Balance as of June 30, 2018	46,767,164	$0.5	$(945.9)	$546.1	$1,085.6	$686.3
Net income (loss)	—	—	—	—	45.0	45.0
Purchase of treasury stock	—	—	—	—	—	—
Issuance of treasury stock	—	—	4.3	(4.3)	—	—
Amounts related to share-based compensation	—	—	—	(4.6)	—	(4.6)
Share-based compensation expense	—	—	—	2.2	—	2.2
Balance as of September 30, 2018	46,767,164	$0.5	$(941.6)	$539.4	$1,130.6	$728.9

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	Total
Balance as of December 31, 2018	46,767,164	$0.5	$(940.3)	$539.0	$1,208.1	$807.3
Net income (loss)	—	—	—	—	5.3	5.3
Purchase of treasury stock	—	—	(13.3)	—	—	(13.3)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—
Amounts related to share-based compensation	—	—	—	(4.1)	—	(4.1)
Share-based compensation expense	—	—	—	2.6	—	2.6
Balance as of March 31, 2019	46,767,164	$0.5	$(948.0)	$531.9	$1,213.4	$797.8
Net income (loss)	—	—	—	—	32.7	32.7
Purchase of treasury stock	—	—	(16.8)	—	—	(16.8)
Issuance of treasury stock	—	—	0.1	(0.1)	—	—
Amounts related to share-based compensation	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	—	—	2.8	—	2.8
Balance as of June 30, 2019	46,767,164	$0.5	$(964.7)	$534.4	$1,246.1	$816.3
Net income (loss)	—	—	—	—	69.2	69.2
Purchase of treasury stock	—	—	(109.0)	—	—	(109.0)
Issuance of treasury stock	—	—	0.5	(0.5)	—	—
Amounts related to share-based compensation	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	—	—	2.6	—	2.6
Balance as of September 30, 2019	46,767,164	$0.5	$(1,073.2)	$536.4	$1,315.3	$779.0

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2019, Murphy USA had a total of 1,479 Company stations of which 1,160 were Murphy USA and 319 were Murphy Express.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following tables disaggregates our revenue by major source for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$2,660.8	$—	$2,660.8	$2,770.1	$—	$2,770.1
Petroleum product sales (at wholesale)	304.7	—	304.7	381.4	—	381.4
Total petroleum product sales	2,965.5	—	2,965.5	3,151.5	—	3,151.5
Merchandise sales	681.1	—	681.1	623.7	—	623.7
Other operating revenues:
RINs	8.6	—	8.6	11.6	—	11.6
Other revenues [2]	2.4	—	2.4	1.2	—	1.2
Total revenues	$3,657.6	$—	$3,657.6	$3,788.0	$—	$3,788.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$7,717.7	$—	$7,717.7	$7,910.6	$—	$7,910.6
Petroleum product sales (at wholesale)	877.3	—	877.3	1,072.2	—	1,072.2
Total petroleum product sales	8,595.0	—	8,595.0	8,982.8	—	8,982.8
Merchandise sales	1,946.1	—	1,946.1	1,807.5	—	1,807.5
Other operating revenues:
RINs	28.6	—	28.6	67.3	—	67.3
Other revenues [2]	4.6	0.1	4.7	3.1	0.5	3.6
Total revenues	$10,574.3	$0.1	$10,574.4	$10,860.7	$0.5	$10,861.2

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

In June 2018, the Company initiated a loyalty pilot program through a limited number of its retail locations. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for merchandise or cash discounts on fuel purchases. The program was rolled out chain-wide in March 2019. The deferred revenues recorded in the three and nine months ended September 30, 2019 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2019 and December 31, 2018, we had $96.2 million and $79.4 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2019	December 31, 2018
Finished products - First-In, First-Out ("FIFO") basis	$276.6	$219.4
Less: Last-In, First-Out ("LIFO") reserve - finished products	(162.9)	(115.5)
Finished products - LIFO basis	113.7	103.9
Store merchandise for resale	113.5	107.2
Materials and supplies	6.6	10.4
Total inventories	$233.8	$221.5

At September 30, 2019 and December 31, 2018, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $162.9 million and $115.5 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2019	December 31, 2018
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at December 2018)	$—	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $2.8 at September 30, 2019 and $3.1 at December 2018)	297.1	296.9
4.75% senior notes due 2029 (net of unamortized discount of $6.2 at September 30, 2019)	493.8	—
Term loan due 2023 (effective interest rate of 4.57% at September 30, 2019)	200.0	—
Term loan due 2020 (effective interest rate of 5.0% at December 31,2018)	—	72.0
Capitalized lease obligations, vehicles, due through 2022	2.5	2.3
Less unamortized debt issuance costs	(5.7)	(3.8)
Total long-term debt	987.7	863.3
Less current maturities	21.3	21.2
Total long-term debt, net of current	$966.4	$842.1

Senior Notes

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2027 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, Murphy Oil USA, Inc., consummated a partial tender offer on its 6.00% $500 million Senior Notes due 2023 (the “2023 Senior Notes”). Following the completion of the tender offer, Murphy Oil USA, Inc. called the remaining 2023 Senior Notes and satisfied and discharged the indenture governing the 2023 Senior Notes. We paid a total of $514.5 million which included a call premium and all applicable accrued and unpaid interest. The call premium and unamortized debt discount and issuance costs were reported as Loss on early debt extinguishment in the consolidated income statements for the period ended September 30, 2019.

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of the 2023 Senior Notes. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

The 2027 and 2029 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2027 and 2029 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August, 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility with an additional $50 million available until December 31, 2019.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $200 million and prepaid the remaining balance of the prior term loan of $57 million. As of September 30, 2019, we have zero outstanding under our ABL facility.
The borrowing base is, at any time of determination, the amount (net of reserves) equal to the sum of:

•      100% of eligible cash at such time, plus
•      90% of eligible credit card receivables at such time, plus
•      90% of eligible investment grade accounts, plus
•      85% of eligible other accounts, plus
•      80% of eligible midstream refined products inventory at such time, plus
•      75% of eligible retail refined products inventory at such time, plus the lesser of (i) 70% of the average cost of eligible retail merchandise inventory at such time and (ii) 85% of the net orderly liquidation value of eligible retail merchandise inventory at such time.

The ABL facility includes a $100 million sublimit for the issuance of letters of credit. Letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

•	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”);
or

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term loan facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 0.50% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the term loan facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.

The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six months as selected by us in accordance with the terms of the credit agreement.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of September 30, 2019, our fixed charge coverage ratio was 1.1. Our secured debt to EBITDA ratio as of September 30, 2019 was 0.43 to 1.0.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2019 and December 31, 2018, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 5 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2019 and December 31, 2018 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2019	December 31, 2018
Balance at beginning of period	$30.7	$28.2
Accretion expense	1.6	2.0
Settlements of liabilities	(0.2)	(0.3)
Liabilities incurred	0.2	0.8
Balance at end of period	$32.3	$30.7

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine month periods ended September 30, 2019 and 2018, the Company’s approximate effective tax rates were as follows:

	2019	2018
Three months ended September 30,	24.2%	21.1%
Nine months ended September 30,	23.7%	21.5%

In the nine months ended September 30, 2019, the Company recognized approximately $0.9 million of excess tax benefits related to stock compensation for employees. For the nine months ended September 30, 2018, the Company recognized a tax benefit of approximately $2.8 million of excess tax benefits related to stock compensation and a tax benefit of approximately $2.7 million related to the settlement of prior year state uncertain tax positions.

The Company was included in Murphy Oil’s tax returns for the periods prior to the separation. The statute of several jurisdictions remains subject to audit by taxing authorities. As of September 30, 2019, the earliest year

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

remaining open for federal examination is 2016 and for certain states it ranges from 2013-2017.  In addition to the pre-separation state returns being open under statute, certain federal and state tax returns post separation are also open under statute for examination. Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

For the nine months ended September 30, 2019 and 2018, share-based compensation was $8.0 million and $6.8 million, respectively.  The income tax benefit realized for the tax deductions from options exercised for the nine months ended September 30, 2019 and 2018 was $0.1 million and $2.1 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). As of September 30, 2019, all current derivative activity is immaterial.

At September 30, 2019 and December 31, 2018, cash deposits of $1.0 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2019 or December 31, 2018, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

Prior to the July authorization, the Company had continued to conduct share repurchases under quarterly allocations in line with its past practice, subject to market conditions and cash availability. For the nine months ended September 30, 2019, the Company acquired 1,597,731 shares of common stock for an average price of $87.09 per share including brokerage fees and for the nine months ended September 30, 2018, 1,994,632 shares were repurchased for an average price of $72.39 per share.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2019	2018	2019	2018
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$69.2	$45.0	$107.2	$136.1

Weighted average common shares outstanding (in thousands)	31,447	32,213	31,961	32,815

Earnings per common share	$2.20	$1.40	$3.35	$4.15

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2019	2018	2019	2018
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$69.2	$45.0	$107.2	$136.1

Weighted average common shares outstanding (in thousands)	31,447	32,213	31,961	32,815
Common equivalent shares:
Dilutive share-based awards	257	323	228	327
Weighted average common shares outstanding - assuming dilution (in thousands)	31,704	32,536	32,189	33,142

Earnings per common share assuming dilution	$2.18	$1.38	$3.33	$4.11

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 10 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $16.2 million and $12.0 million for the nine month periods ended September 30, 2019 and 2018, respectively. Interest paid, net of amounts capitalized, was $46.0 million and $41.0 million for the nine month periods ended September 30, 2019 and 2018, respectively.

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2019	2018
Accounts receivable	$(25.4)	$(6.0)
Inventories	(12.3)	(32.6)
Prepaid expenses and other current assets	6.8	17.1
Accounts payable and accrued liabilities	27.2	5.7
Net (increase) decrease in noncash operating working capital	$(3.7)	$(15.8)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2019 and December 31, 2018. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2019		At December 31, 2018
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(987.7)	$(1,011.6)	$(863.3)	$(866.7)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2019, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2019. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2019, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $21.3 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2019, the Company had contingent liabilities of $17.0 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Lessee —We lease land for 216 stations, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	September 30, 2019
Assets
Operating (Right-of-use)	Other Assets	$118.1
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $2.2 million	3.1
Total leased assets		$121.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$6.5
Finance	Current maturities of long-term debt	1.3
Noncurrent
Operating	Deferred credits and other liabilities	112.5
Finance	Long-term debt, including capitalized lease obligations	1.2
Total lease liabilities		$121.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:

		Three Months Ended September 30,	Nine Months Ended September 30,
(Millions of dollars)	Classification	2019	2019
Operating lease cost	Station and other operating expenses	$3.7	$10.8
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	0.3	0.9
Interest on lease liabilities	Interest expense	—	0.1
Net lease costs		$4.0	$11.8

Cash flow information:

Nine Months Ended September 30,
(Millions of dollars)	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$10.2
Operating cash flows from finance leases	$0.1
Financing cash flows from finance leases	$1.1

Maturity of Lease Liabilities:

(Millions of dollars)	Operating leases	Finance leases
2019	$7.1	$0.8
2020	14.3	1.3
2021	13.5	0.8
2022	12.7	0.2
2023	12.1	—
After 2023	146.4	—
Total lease payments	206.1	3.1
less: interest	87.1	0.5
Present value of lease liabilities	$119.0	$2.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Lease Term and Discount Rate:

Nine Months Ended September 30,
2019
Weighted average remaining lease term (years)
Finance leases	2.1
Operating leases	15.5
Weighted average discount rate
Finance leases	4.9%
Operating leases	6.1%

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

		Three Months Ended
		September 30, 2019		September 30, 2018
	Total Assets at	External	Income	External	Income
(Millions of dollars)	September 30, 2019	Revenues	(Loss)	Revenues	(Loss)
Marketing	$2,199.7	$3,657.6	$94.0	$3,788.0	$54.6
Corporate and other assets	417.0	—	(24.8)	—	(9.6)
Total	$2,616.7	$3,657.6	$69.2	$3,788.0	$45.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended
	September 30, 2019		September 30, 2018
	External	Income	External	Income
(Millions of dollars)	Revenues	(Loss)	Revenues	(Loss)
Marketing	$10,574.3	$154.7	$10,860.7	$126.1
Corporate and other assets	0.1	(47.5)	0.5	10.0
Total	$10,574.4	$107.2	$10,861.2	$136.1

Note 15 – Guarantor Subsidiaries
Murphy USA Inc. ("Parent Company") and certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of Murphy Oil USA, Inc. (the "Issuer"), including the 4.75% senior notes due 2029 and the 5.625% senior notes due 2027.  The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	September 30, 2019
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$246.9	$0.8	$—	$—	$247.7
Accounts receivable—trade, less allowance for doubtful accounts of $1.2 in 2019	—	164.4	(0.1)	—	—	164.3
Inventories, at lower of cost or market	—	233.8	—	—	—	233.8
Prepaid expenses and other current assets	—	18.9	0.2	—	—	19.1
Total current assets	—	664.0	0.9	—	—	664.9
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,074.8 in 2019	—	1,782.6	6.7	—	—	1,789.3
Investments in subsidiaries	2,544.2	144.0	—	—	(2,688.2)	—
Other assets	—	162.5	—	—	—	162.5
Total assets	$2,544.2	$2,753.1	$7.6	$—	$(2,688.2)	$2,616.7
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.3	$—	$—	$—	$21.3
Inter-company accounts payable	139.0	58.9	(43.6)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	495.6	—	—	—	495.6
Total current liabilities	139.0	575.8	(43.6)	(154.3)	—	516.9
Long-term debt, including capitalized lease obligations	—	966.4	—	—	—	966.4
Deferred income taxes	—	199.0	—	—	—	199.0
Asset retirement obligations	—	32.3	—	—	—	32.3
Deferred credits and other liabilities	—	123.1	—	—	—	123.1
Total liabilities	139.0	1,896.6	(43.6)	(154.3)	—	1,837.7
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par 0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at September 30, 2019)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (16,007,513 shares held at September 30, 2019)	(1,073.2)	—	—	—	—	(1,073.2)
Additional paid in capital (APIC)	1,188.9	576.4	52.0	87.5	(1,368.4)	536.4
Retained earnings	2,289.0	280.1	(0.9)	66.8	(1,319.7)	1,315.3
Total stockholders' equity	2,405.2	856.5	51.2	154.3	(2,688.2)	779.0
Total liabilities and stockholders' equity	$2,544.2	$2,753.1	$7.6	$—	$(2,688.2)	$2,616.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Three Months Ended September 30, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$2,965.5	$—	$—	$—	$2,965.5
Merchandise sales	—	681.1	—	—	—	681.1
Other operating revenues	—	11.0	—	—	—	11.0
Total operating revenues	—	3,657.6	—	—	—	3,657.6

Operating Expenses
Petroleum product cost of goods sold	—	2,749.6	—	—	—	2,749.6
Merchandise cost of goods sold	—	569.9	—	—	—	569.9
Station and other operating expenses	—	143.4	—	—	—	143.4
Depreciation and amortization	—	37.6	—	—	—	37.6
Selling, general and administrative	—	36.0	—	—	—	36.0
Accretion of asset retirement obligations	—	0.6	—	—	—	0.6
Total operating expenses	—	3,537.1	—	—	—	3,537.1

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	0.2	—	—	—	0.2
Income (loss) from operations	—	120.7	—	—	—	120.7

Other income (expense)
Interest income	—	0.8	—	—	—	0.8
Interest expense	—	(15.3)	—	—	—	(15.3)
Loss on early debt extinguishment	—	(14.8)	—	—	—	(14.8)
Other nonoperating income	—	—	(0.1)	—	—	(0.1)
Total other income (expense)	—	(29.3)	(0.1)	—	—	(29.4)
Income (loss) before income taxes	—	91.4	(0.1)	—	—	91.3
Income tax expense	—	22.1	—	—	—	22.1
Income (loss)	—	69.3	(0.1)	—	—	69.2
Equity earnings in affiliates, net of tax	69.2	(0.1)	—	—	(69.1)	—
Net Income (Loss)	$69.2	$69.2	$(0.1)	$—	$(69.1)	$69.2

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT

(Millions of dollars)	Nine Months Ended September 30, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$8,595.0	$—	$—	$—	$8,595.0
Merchandise sales	—	1,946.1	—	—	—	1,946.1
Other operating revenues	—	33.3	—	—	—	33.3
Total operating revenues	—	10,574.4	—	—	—	10,574.4

Operating Expenses
Petroleum product cost of goods sold	—	8,104.8	—	—	—	8,104.8
Merchandise cost of goods sold	—	1,631.9	—	—	—	1,631.9
Station and other operating expenses	—	421.8	—	—	—	421.8
Depreciation and amortization	—	113.8	—	—	—	113.8
Selling, general and administrative	—	105.7	—	—	—	105.7
Accretion of asset retirement obligations	—	1.6	—	—	—	1.6
Total operating expenses	—	10,379.6	—	—	—	10,379.6

Net settlement proceeds	—	0.1	—	—	—	0.1
Gain (loss) on sale of assets	—	0.1	—	—	—	0.1
Income (loss) from operations	—	195.0	—	—	—	195.0

Other income (expense)
Interest income	—	2.4	—	—	—	2.4
Interest expense	—	(42.1)	—	—	—	(42.1)
Loss on early debt extinguishment	—	(14.8)	—	—	—	(14.8)
Other nonoperating income	—	0.5	(0.5)	—	—	—
Total other income (expense)	—	(54.0)	(0.5)	—	—	(54.5)
Income (loss) before income taxes	—	141.0	(0.5)	—	—	140.5
Income tax expense	—	33.4	(0.1)	—	—	33.3
Income (loss)	—	107.6	(0.4)	—	—	107.2
Equity earnings in affiliates, net of tax	107.2	(0.4)	—	—	(106.8)	—
Net Income (Loss)	$107.2	$107.2	$(0.4)	$—	$(106.8)	$107.2

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Nine Months Ended September 30, 2019
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$107.2	$107.2	$(0.4)	$—	$(106.8)	$107.2
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	113.8	—	—	—	113.8
Deferred and noncurrent income tax charges (credits)	—	6.9	—	—	—	6.9
Accretion of asset retirement obligations	—	1.6	—	—	—	1.6
(Gain) loss on sale of assets	—	(0.1)	—	—	—	(0.1)
Net (increase) decrease in noncash operating working capital	—	(3.6)	(0.1)	—	—	(3.7)
Equity in earnings of affiliates	(107.2)	0.4	—	—	106.8	—
Loss on early debt extinguishment	—	14.8	—	—	—	14.8
Other operating activities - net	—	11.1	—	—	—	11.1
Net cash provided by (required by) operating activities	—	252.1	(0.5)	—	—	251.6
Investing Activities
Property additions	—	(149.3)	(4.4)	—	—	(153.7)
Proceeds from sale of assets	—	2.4	—	—	—	2.4
Other investing activities - net	—	(0.7)	—	—	—	(0.7)
Net cash provided by (required by) investing activities	—	(147.6)	(4.4)	—	—	(152.0)
Financing Activities
Purchase of treasury stock	(139.1)	—	—	—	—	(139.1)
Borrowings of debt	—	693.7	—	—	—	693.7
Repayments of debt	—	(573.1)	—	—	—	(573.1)
Debt issuance costs	—	(3.1)	—	—	—	(3.1)
Early debt extinguishment costs	—	(10.4)	—	—	—	(10.4)
Amounts related to share-based compensation	—	(4.4)	—	—	—	(4.4)
Net distributions to parent	139.1	(144.3)	5.2	—	—	—
Net cash provided by (required by) financing activities	—	(41.6)	5.2	—	—	(36.4)
Net increase (decrease) in cash and cash equivalents	—	62.9	0.3	—	—	63.2
Cash, cash equivalents, and restricted cash at January 1	—	184.0	0.5	—	—	184.5
Cash, cash equivalents, and restricted cash at September 30	$—	$246.9	$0.8	$—	$—	$247.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5

Cash and cash equivalents at end of period	$—	$246.9	$0.8	$—	$—	$247.7
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$246.9	$0.8	$—	$—	$247.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Nine Months Ended September 30, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$136.1	$136.1	$(0.1)	$—	$(136.0)	$136.1
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	99.0	—	—	—	99.0
Deferred and noncurrent income tax charges (credits)	—	13.9	—	—	—	13.9
Accretion of asset retirement obligations	—	1.5	—	—	—	1.5
Pretax (gains) losses from sale of assets	—	0.7	—	—	—	0.7
Net (increase) decrease in noncash operating working capital	—	(15.8)	—	—	—	(15.8)
Equity in earnings of affiliates	(136.1)	0.1	—	—	136.0	—
Other operating activities - net	—	6.0	—	—	—	6.0
Net cash provided by (required by) operating activities	—	241.5	(0.1)	—	—	241.4
Investing Activities
Property additions	—	(162.2)	(0.8)	—	—	(163.0)
Proceeds from sale of assets	—	1.2	—	—	—	1.2
Other investing activities - net	—	(5.9)	—	—	—	(5.9)
Net cash provided by (required by) investing activities	—	(166.9)	(0.8)	—	—	(167.7)
Financing Activities
Purchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Repayments of debt	—	(15.9)	—	—	—	(15.9)
Amounts related to share-based compensation	—	(8.0)	—	—	—	(8.0)
Net distributions to parent	144.4	(145.9)	1.5	—	—	—
Net cash provided by (required) by financing activities	—	(169.8)	1.5	—	—	(168.3)
Net increase (decrease) in cash and cash equivalents	—	(95.2)	0.6	—	—	(94.6)
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at September 30	$—	$74.7	$0.7	$—	$—	$75.4

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0

Cash and cash equivalents at end of period	$—	$74.7	$0.7	$—	$—	$75.4
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$74.7	$0.7	$—	$—	$75.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Nine Months Ended September 30, 2019
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2019	0.5	—	0.1	—	(0.1)	0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
Issuance of treasury stock	5.6	—	—	—	—	5.6
Repurchase of treasury stock	(13.3)	—	—	—	—	(13.3)
Balance as of March 31, 2019	$(948.0)	$—	$—	$—	$—	(948.0)
Issuance of treasury stock	0.1	—	—	—	—	0.1
Repurchase of treasury stock	(16.8)	—	—	—	—	(16.8)
Balance as of June 30, 2019	$(964.7)	$—	$—	$—	$—	$(964.7)
Issuance of treasury stock	0.5	—	—	—	—	0.5
Repurchase of treasury stock	(109.0)	—	—	—	—	(109.0)
Balance as of September 30, 2019	$(1,073.2)	$—	$—	$—	$—	$(1,073.2)
APIC
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Issuance of treasury stock	(5.6)	—	—	—	—	(5.6)
Amounts related to share-based compensation	—	(4.1)	—	—	—	(4.1)
Share-based compensation expense	—	2.6	—	—	—	2.6
Balance as of March 31, 2019	$1,189.5	$571.3	$52.0	$87.5	$(1,368.4)	531.9
Issuance of treasury stock	(0.1)	$—	$—	$—	$—	(0.1)
Amounts related to share-based compensation	—	(0.2)	—	—	—	(0.2)
Share-based compensation expense	—	2.8	—	—	—	2.8
Balance as of June 30, 2019	$1,189.4	$573.9	$52.0	$87.5	$(1,368.4)	$534.4
Issuance of treasury stock	(0.5)	$—	$—	$—	$—	(0.5)
Amounts related to share-based compensation	—	(0.1)	—	—	—	(0.1)
Share-based compensation expense	—	2.6	—	—	—	2.6
Balance as of September 30, 2019	$1,188.9	$576.4	$52.0	$87.5	$(1,368.4)	$536.4
Retained Earnings
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1
Net income (loss)	5.3	5.3	(0.2)	—	(5.1)	5.3
Balance as of March 31, 2019	$2,187.1	$178.2	$(0.7)	$66.8	$(1,218.0)	1,213.4
Net income (loss)	32.7	32.7	$(0.1)	—	(32.6)	32.7
Balance as of June 30, 2019	$2,219.8	$210.9	$(0.8)	$66.8	$(1,250.6)	$1,246.1
Net income (loss)	69.2	69.2	(0.1)	—	(69.1)	69.2
Balance as of September 30, 2019	$2,289.0	$280.1	$(0.9)	$66.8	$(1,319.7)	$1,315.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Nine Months Ended September 30, 2018
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	$—	—	—	—
Balance as of June 30, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of September 30, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
Issuance of treasury stock	4.4	—	—	—	—	4.4
Repurchase of treasury stock	(71.7)	—	—	—	—	(71.7)
Balance as of March 31, 2018	$(873.8)	$—	$—	$—	$—	(873.8)
Issuance of treasury stock	0.6	$—	$—	$—	$—	0.6
Repurchase of treasury stock	(72.7)	$—	$—	$—	$—	(72.7)
Balance as of June 30, 2018	$(945.9)	$—	$—	$—	$—	$(945.9)
Issuance of treasury stock	4.3	—	—	—	—	4.3
Repurchase of treasury stock	—	—	—	—	—	—
Balance as of September 30, 2018	$(941.6)	$—	$—	$—	$—	$(941.6)
APIC
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Issuance of treasury stock	(4.4)	—	—	—	—	(4.4)
Amounts related to share-based compensation	—	(2.9)	—	—	—	(2.9)
Share-based compensation expense	—	2.2	—	—	—	2.2
Balance as of March 31, 2018	$1,201.3	$572.4	$52.0	$87.5	$(1,368.4)	$544.8
Issuance of treasury stock	(0.6)	—	—	—	—	(0.6)
Amounts related to share-based compensation	—	(0.5)	—	—	—	(0.5)
Share-based compensation expense	—	2.4	—	—	—	2.4
Balance as of June 30, 2018	$1,200.7	$574.3	$52.0	$87.5	$(1,368.4)	$546.1
Issuance of treasury stock	(4.3)					(4.3)
Amounts related to share-based compensation	—	(4.6)	—	—	—	(4.6)
Share-based compensation expense	—	2.2	—	—	—	2.2
Balance as of September 30, 2018	$1,196.4	$571.9	$52.0	$87.5	$(1,368.4)	$539.4
Retained Earnings
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
Net income (loss)	39.3	39.3	—	—	(39.3)	39.3
Balance as of March 31, 2018	$1,033.8	$972.3	$—	$66.8	$(1,039.1)	1,033.8
Net income (loss)	51.8	51.8	(0.1)	—	(51.7)	51.8
Balance as of June 30, 2018	$1,085.6	$1,024.1	$(0.1)	$66.8	$(1,090.8)	$1,085.6
Net income (loss)	45.0	45.0	—	—	(45.0)	45.0
Balance as of September 30, 2018	$1,130.6	$1,069.1	$(0.1)	$66.8	$(1,135.8)	$1,130.6

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2019 and 2018.

•
Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2019 and 2018. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At September 30, 2019, we had a total of 1,479 Company stations in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes.  Crude oil prices in 2019 have fluctuated widely during the first nine months of 2019 and the price per barrel has ranged from a low in January of approximately $47 to a high in April of approximately $66, and ended September at approximately $54. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs") for the third quarter of 2019 was 20.1 cents per gallon, a 24.1% increase when compared to the 2018 third quarter total fuel contribution of 16.2 cents per gallon.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and ethanol RIN prices have ranged from $0.14 to $0.25 during Q3 2019, which compares to $0.11 to $0.27 in Q3 2018. The average RIN price received in Q3 of both 2019 and 2018 was $0.20.

As of September 30, 2019, we have $800 million of Senior Notes and $200 million of a term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. At September 30, 2019, we have additional available capacity under the committed $325 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.  For additional operating segment information, see Note 19 “Business Segments” in the audited combined financial statements for the year ended December 31, 2018 included with our Annual Report on Form 10-K and Note 14 “Business Segment” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2019.

Results of Operations

Consolidated Results

For the three month period ended September 30, 2019, the Company reported net income of $69.2 million, or $2.18 per diluted share, on revenue of $3.7 billion. Net income was $45.0 million for the same period in 2018, or $1.38 per diluted share, on $3.8 billion in revenue.  The increase in net income is primarily due to higher all-in fuel margins combined with increased merchandise margins, partially offset by higher station operating expenses, loss on early debt extinguishment, and increased income tax expense.

For the nine month period ended September 30, 2019, the Company reported net income of $107.2 million, or $3.33 per diluted share, on revenue of $10.6 billion. Net income was $136.1 million for the same period in 2018, or $4.11 per diluted share, on $10.9 billion in revenue.  The decrease in net income for the nine month period is primarily due to the receipt in 2018 of approximately $37.8 million (after tax) from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill, combined with higher station operating expenses, increased depreciation expense, and the loss on early debt extinguishment, which was partially offset by improved total fuel contribution and merchandise margins.

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Quarterly revenues for 2019 decreased $130.4 million, or 3.4%, compared to the same quarter in 2018.  The lower revenues were related to lower average retail and wholesale fuel prices and lower PS&W revenues including RINs, partially offset by increased merchandise sales revenues, higher retail fuel sales volumes, and increased store count in 2019.

Total cost of sales decreased $191.0 million, or 5.4%, compared to 2018.  In the current-year quarter, the lower costs were primarily due to lower fuel purchase costs which were driven by lower wholesale prices, partially offset by higher fuel volumes purchased and higher merchandise costs.

Station and other operating expenses increased $3.7 million, or 2.6%, from 2018.  Increased store count along with higher employee related benefits contributed to the increase in the current quarter.

Selling, general and administrative ("SG&A") expenses for 2019 increased $3.4 million, or 10.4%, from 2018. The increase in SG&A costs is primarily due to higher professional fees and incentive award expense.

Depreciation and amortization expense increased $3.4 million, or 9.9%, due primarily to an increase in store counts from the third quarter of 2018.

The effective income tax rate was approximately 24.2% for the third quarter of 2019 versus 21.1% for the same period of 2018. The effective income tax rate in the prior year was lower due to the excess tax benefits related to share-based payments in the third quarter of 2018.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Year-to-date revenues for 2019 decreased $286.8 million, or 2.6%, compared to the same period in 2018.  The lower revenues were related to lower average retail and wholesale fuel prices and lower PS&W revenues including RINs, partially offset by increased merchandise sales revenues, higher retail fuel sales volumes, and increased store count in 2019.

Total cost of sales decreased $357.4 million, or 3.5%, compared to 2018.  In the current year, the lower costs were primarily due to lower fuel purchase costs which were driven by lower wholesale prices, partially offset by higher fuel volumes and increased merchandise cost of goods sold.

Station and other operating expenses increased $19.9 million, or 5.0%, from 2018.  Increased store count along with higher employee related benefits, planned and unplanned maintenance activity, and other store-level costs contributed to the increase in the current year.

SG&A expenses for 2019 increased year-over-year by 3.3%, or $3.4 million, from 2018, due primarily to professional fees.

Net settlement proceeds for the first nine months of 2019 were $50.3 million (before tax) lower than in the same period of 2018.

Depreciation and amortization expense increased $14.8 million, or 14.9%, due primarily to an increase in store count from the same period last year.

The effective income tax rate was approximately 23.7% for 2019 versus 21.5% for the same period of 2018. The lower effective income tax rate in 2018 was primarily due to the higher amount of excess tax benefits related to share-based payments in 2018 and the effects of the settlement of state uncertain tax positions in Q1 2018.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Marketing	$94.0	$54.6	$154.7	$126.1
Corporate and other assets	(24.8)	(9.6)	(47.5)	10.0
Net Income	$69.2	$45.0	$107.2	$136.1

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Net income for the three months ended September 30, 2019 increased compared to the same period in 2018 primarily due to:

•	Higher retail fuel volumes and margins

•	Higher merchandise contribution

The items below partially offset the increase in earnings in the current period:

•	Lower PS&W margins including RINS

•	Higher station and other operating expenses

•	Increased depreciation expense due to higher store count

•	Loss on early debt extinguishment in Q3 2019

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Net income for the nine months ended September 30, 2019 decreased compared to the same period in 2018 primarily due to:

•	Results for 2018 included net settlement proceeds of $37.7 million (after tax) from the 2010 Deepwater Horizon oil spill recorded in Corporate and other assets compared to none in the current year

•	Lower PS&W margin including RINs

•	Higher station and other operating expenses

•	Increased depreciation expense due to higher store count

•	Loss on early debt extinguishment

The items below partially offset the decrease in earnings in the current period:

•	Higher retail fuel volumes and margins

•	Higher merchandise contribution

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2019	2018	2019	2018

Operating Revenues
Petroleum product sales	$2,965.5	$3,151.5	$8,595.0	$8,982.8
Merchandise sales	681.1	623.7	1,946.1	1,807.5
Other operating revenues	11.0	12.8	33.2	70.4
Total operating revenues	3,657.6	3,788.0	10,574.3	10,860.7
Operating expenses
Petroleum products cost of goods sold	2,749.6	2,991.3	8,104.8	8,584.9
Merchandise cost of goods sold	569.9	519.2	1,631.9	1,509.2
Station and other operating expenses	143.4	139.7	421.8	401.9
Depreciation and amortization	34.2	31.5	104.0	92.4
Selling, general and administrative	36.0	32.6	105.7	102.3
Accretion of asset retirement obligations	0.6	0.5	1.6	1.5
Total operating expenses	3,533.7	3,714.8	10,369.8	10,692.2

Gain (loss) on sale of assets	0.2	(0.5)	0.1	(0.7)
Income (loss) from operations	124.1	72.7	204.6	167.8

Other income (expense)
Interest expense	—	—	(0.1)	—
Other nonoperating income (expense)	—	—	—	0.1
Total other income (expense)	—	—	(0.1)	0.1

Income (loss) before income taxes	124.1	72.7	204.5	167.9
Income tax expense (benefit)	30.1	18.1	49.8	41.8
Income (loss) from operations	$94.0	$54.6	$154.7	$126.1

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2019	2018	2019	2018

Total tobacco sales revenue same store sales[1,2]	$112.3	$104.7	$106.0	$100.7
Total non-tobacco sales revenue same store sales[1,2]	42.0	40.0	41.3	39.3
Total merchandise sales revenue same store sales[1,2]	$154.3	$144.7	$147.3	$140.0
[1]2018 amounts not revised for 2018 raze-and-rebuild activity
2SSS metric does not reflect loyalty program activity. See Note 2 "Revenues" in the consolidated financial statements of this Form 10-Q

Store count at end of period	1,479	1,461	1,479	1,461
Total store months during the period	4,398	4,327	13,185	12,974

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

Fuel

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2019	2018	2019	2018
Total retail fuel contribution ($ Millions)	$206.4	$151.4	$446.3	$375.5
Total PS&W contribution ($ Millions)	10.7	9.7	46.6	24.7
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	8.5	11.6	28.6	67.3
Total fuel contribution ($ Millions)	$225.6	$172.7	$521.5	$467.5
Retail fuel volume - chain (Million gal)	1,120.6	1,064.2	3,302.6	3,143.4
Retail fuel volume - per site (K gal APSM)	254.8	245.9	250.5	242.3
Retail fuel volume - per site (K gal SSS)*	249.5	243.7	245.9	241.4
Total fuel contribution (including retail, PS&W and RINs) (cpg)	20.1	16.2	15.8	14.9
Retail fuel margin (cpg)	18.4	14.2	13.5	11.9
PS&W including RINs contribution (cpg)	1.7	2.0	2.3	3.0
*2018 amounts not revised for 2019 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Income Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Petroleum product sales	$2,965.5	$3,151.5	$8,595.0	$8,982.8
Less Petroleum product cost of goods sold	(2,749.6)	(2,991.3)	(8,104.8)	(8,584.9)
Plus RINs and other (included in Other Operating Revenues line)	9.7	12.5	31.3	69.6
Total fuel contribution	$225.6	$172.7	$521.5	$467.5

Merchandise

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2019	2018	2019	2018
Total merchandise contribution ($ Millions)	$111.2	$104.5	$314.2	$298.3
Total merchandise sales ($ Millions)	$681.1	$623.7	$1,946.1	$1,807.5
Total merchandise sales ($K SSS)[1,2]	$154.3	$144.7	$147.3	$140.0
Merchandise unit margin (%)	16.3%	16.8%	16.1%	16.5%
Tobacco contribution ($K SSS)[1,2]	$15.5	$14.2	$14.4	$13.6
Non-tobacco contribution ($K SSS)[1,2]	$10.2	$10.2	$9.8	$9.6
Total merchandise contribution ($K SSS)[1,2]	$25.7	$24.4	$24.2	$23.2
[1]2018 amounts not revised for 2019 raze-and-rebuild activity
2SSS metric does not reflect loyalty program activity. See Note 2 "Revenues" in the consolidated financial statements of this Form 10-Q

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Net income in the Marketing segment for 2019 increased $39.4 million compared to the 2018 period. The primary drivers were the 24.1% increase on a cpg basis in total fuel contribution to 20.1 cpg in 2019 and higher total merchandise contribution which increased 6.4% to $111.2 million, which were partially offset by a higher station operating expenses.

Total revenues for the Marketing segment were approximately $3.7 billion in 2019 compared to $3.8 billion in 2018. The primary cause of the lower revenues was a $0.23 per gallon decrease in the average retail fuel price in the 2019 third quarter and lower RIN revenues, which were offset by a 9.2% increase in merchandise sales and higher fuel volumes.  Revenues included excise taxes collected and remitted to government authorities of $498.9 million in 2019 and $464.1 million in 2018.

Total fuel sales volumes on a same store sales ("SSS") basis increased 2.7% to 249.5 thousand gallons per store in the 2019 period.  Retail fuel margin dollars increased 36.3% in the 2019 quarter on higher volumes and margin rate of 18.4 cpg for the third quarter of 2019 which compared to 14.2 cpg in the same quarter of 2018.

Total PS&W margin dollars, excluding RINs, were $10.7 million in the 2019 period compared to $9.7 million in 2018. The increase in the current period was due to improvements and optimization activities across our supply and distribution network.

The 2019 quarter includes the sale of RINs of $8.5 million compared to $11.6 million in 2018, which consisted of sales of 42 million RINs at an average selling price of $0.20 per RIN while the prior-year quarter had sales of 57 million RINs at an average price of $0.20 per RIN.

Total merchandise sales increased 9.2% to $681.1 million in 2019's third quarter from $623.7 million in 2018 and was primarily due to an increase in tobacco products sales of 8.7% and in non-tobacco sales of 3.3%, on an SSS basis. Quarterly total merchandise contribution in 2019 was 6.4% higher than 2018.  The increase in gross margin dollars in the current period was due primarily to higher sales across the chain and strong new store performance. Increased contribution from lower-margin tobacco categories and enhanced promotional activities lowered the average unit margins to 16.3% in the current-year quarter. Total merchandise contribution dollars per store grew 6.0% to $25.7 thousand on a SSS basis from growth in the tobacco category.

Station and other operating expenses increased $3.7 million in the current period compared to 2018 levels. On an APSM basis, expenses applicable to retail excluding payment fees increased 1.7%, primarily due to higher employee related costs.

Depreciation expense increased $2.7 million in the 2019 period, an increase of 8.6% over the prior period. This increase was primarily caused by more stores operating in the 2019 period compared to the prior-year period.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Net income in the Marketing segment for 2019 increased $28.6 million compared to the 2018 period. The primary drivers were the 6.0% increase in total fuel contribution to 15.8 cpg in 2019 from 14.9 cpg in 2018, an increase of 5.3% in merchandise gross margin to $314.2 million, which were partially offset by higher station operating expenses and depreciation expense.

Total revenues for the Marketing segment were approximately $10.6 billion for 2019 compared to $10.9 billion for 2018. The primary cause of the decrease in revenues was a $0.18 per gallon decrease in the average retail fuel price in the 2019 period and lower RIN revenues. This decrease was partially offset by a 7.7% increase in merchandise sales and increased fuel volumes. Revenues included excise taxes collected and remitted to government authorities of $1.5 billion in 2019 and $1.4 billion in 2018.

Retail fuel margin dollars increased 18.9% in the 2019 period on higher volumes, and the margin rate was 13.5 cpg in 2019, a 13.4% increase from the prior year. Total fuel sales volumes increased 5.1% in the 2019 period.

Total PS&W margin dollars, excluding RINs, were $46.6 million in the 2019 period compared to $24.7 million in 2018. The improvement in the current period was primarily due to our ongoing optimization activities within our supply and distribution network that enabled us to reduce the total laid-in costs at our retail sites.

The 2019 period includes the sale of RINs of $28.6 million compared to $67.3 million in 2018, which consisted of sales of 157 million RINs at an average selling price of $0.18 per RIN in the current year compared to 2018 sales of 177 million RINs at an average price of $0.38 per RIN.

Total merchandise sales increased 7.7% to $1.9 billion in the first nine months of 2019 from $1.8 billion in 2018 and was primarily due to an increase in tobacco products sales of 7.1% and non-tobacco sales of 4.0% on an SSS basis. Total merchandise contribution in 2019 was 5.3% higher than 2018.  The increase in gross margin dollars in the current period was due primarily to higher sales across the chain and strong new store performance. While unit margins were slightly lower than the prior year at 16.1%, total merchandise contribution dollars grew 5.3% on a SSS basis through successful execution of store level initiatives and enhanced promotional activities, which helped to improve both tobacco and non-tobacco categories.

Station and other operating expenses increased $19.9 million in the current period compared to 2018 levels. On an APSM basis, expenses applicable to retail excluding payment fees increased 4.3%, primarily due to higher employee related costs, planned and unplanned maintenance activity and other store-level costs.

Depreciation expense increased $11.6 million in the 2019 period, an increase of 12.6% over the prior period. This increase was primarily caused by more stores operating in the 2019 period compared to the prior-year period.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2019		September 30, 2019
	SSS*	APSM	SSS*	APSM
Fuel gallons per month	2.7%	3.6%	2.8%	3.4%

Merchandise sales	7.2%	7.4%	6.2%	5.9%
Tobacco sales	8.7%	8.5%	7.1%	6.4%
Non-tobacco sales	3.3%	5.4%	4.0%	5.7%

Merchandise margin	6.0%	4.7%	5.3%	3.6%
Tobacco margin	10.8%	9.5%	8.2%	6.7%
Non-tobacco margin	(0.5)%	1.4%	1.2%	3.0%
*SSS metric does not reflect loyalty program activity. See Note 2 "Revenues" in the consolidated financial statements of this Form 10-Q

Corporate and Other Assets

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

After-tax results for Corporate and other assets for the third quarter were a loss of $24.8 million compared to a loss of $9.6 million in the third quarter of 2018. The difference is primarily due to the loss on early debt extinguishment, additional interest expense due to the early extinguishment of the 2023 Notes and higher depreciation expense during the current-year quarter.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

After-tax results for Corporate and other assets for the first nine months were a loss of $47.5 million compared to a profit of $10.0 million in the same period of 2018. The difference is primarily due to the prior-year nine months including proceeds of $37.8 million (after tax) from the settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill combined with the loss on early debt extinguishment of $14.8 million recorded in the third quarter of 2019.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Net income (loss)	$69.2	$45.0	$107.2	$136.1

Income tax expense (benefit)	22.1	12.0	33.3	37.3
Interest expense, net of interest income	14.5	13.0	39.7	38.8
Depreciation and amortization	37.6	34.2	113.8	99.0
EBITDA	143.4	104.2	294.0	311.2

Net settlement proceeds	—	—	(0.1)	(50.4)
Accretion of asset retirement obligations	0.6	0.5	1.6	1.5
(Gain) loss on sale of assets	(0.2)	0.5	(0.1)	0.7
Loss on early debt extinguishment	14.8	—	14.8	—
Other nonoperating (income) expense	0.1	—	—	(0.1)
Adjusted EBITDA	$158.7	$105.2	$310.2	$262.9

Capital Resources and Liquidity

Significant Sources of Capital

We have a committed $325 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $258 million at September 30, 2019 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $250 million term loan facility, as well as a $150 million incremental uncommitted facility. As of September 30, 2019, we had $200 million outstanding under our term loan and no amounts outstanding under our ABL.  See “Debt – Credit Facilities” below for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Our term loan matures in August 2023 and our $325 million asset-backed lending facility, which has not been drawn against to-date, matures in August 2024. The remainder of the term facility, $50 million, may be incurred to fund working capital and other general corporate purposes and may be drawn in no more than two borrowings occurring on or prior to December 31, 2019.

Operating Activities

Net cash provided by operating activities was $251.6 million for the nine months ended September 30, 2019 and was $241.4 million for the comparable period in 2018. Net income decreased $28.9 million in 2019 compared to the corresponding period in 2018 and was offset in part by the adjustment for loss on early debt extinguishment of $14.8 million, additional depreciation and amortization expense of $14.8 million, and changes in working capital $12.1 million.

Investing Activities

For the nine months ended September 30, 2019, cash required by investing activities was $152.0 million compared to $167.7 million in 2018. The lower investing cash use in the current period was primarily due to timing of capital expenditures in the current year. Other investing activities provided $1.7 million in cash during 2019 compared to cash required of $4.7 million in 2018.

Financing Activities

Financing activities in the nine months ended September 30, 2019 required cash of $36.4 million compared to $168.3 million of cash required in the nine months ended September 30, 2018. The current period included $139.1 million for the repurchase of common shares, which was a decrease of $5.3 million from the prior-year period. Amounts related to share-based compensation required $3.6 million less in cash during 2019 than in 2018. Net borrowings of debt provided $120.6 million compared to 2018 which had net repayments of debt requiring $15.9 million. In 2019, early debt extinguishment costs required the use of $10.4 million and debt issuance costs were $3.1 million compared to no such costs in 2018.

Share Repurchase Program

On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

Prior to the July authorization, the Company had continued to conduct share repurchases under quarterly allocations in line with our past practice. During the first nine months of 2019, a total of 1,597,731 shares were repurchased for $139.1 million, of which 1,093,334 shares for $98.4 million were made under the new plan.

Debt

Our long-term debt at September 30, 2019 and December 31, 2018 are as set forth below:

(Millions of dollars)	September 30, 2019	December 31, 2018
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at December 2018)	$—	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $2.8 at September 30, 2019 and $3.1 at December 2018)	297.1	296.9
4.75% senior notes due 2029 (net of unamortized discount of $6.2 at September 30, 2019)	493.8	—
Term loan due 2023 (effective interest rate of 4.57% at September 30, 2019)	200.0	—
Term loan due 2020 (effective interest rate of 5.0% at December 31,2018)	—	72.0
Capitalized lease obligations, vehicles, due through 2022	2.5	2.3
Less unamortized debt issuance costs	(5.7)	(3.8)
Total notes payable, net	987.7	863.3
Less current maturities	21.3	21.2
Total long-term debt	$966.4	$842.1

Senior Notes

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2027 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, Murphy Oil USA, Inc., consummated a partial tender offer on its 6.00% $500 million Senior Notes due 2023 (the “2023 Senior Notes”). Following the completion of the tender offer, Murphy Oil USA, Inc. called the remaining 2023 Senior Notes and satisfied and discharged the indenture governing the 2023 Senior Notes. We paid a total of $514.5 million which included a call premium and all applicable accrued and unpaid interest. The call premium and unamortized debt discount and issuance costs were reported as Loss on early debt extinguishment in the consolidated income statements for the period ended September 30, 2019.

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of the 2023 Senior Notes. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

The 2027 and 2029 Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the credit facilities) to the extent of the value of the assets securing such indebtedness.  The 2027 and 2029 Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August, 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility with an additional $50 million available until December 31, 2019.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term with a current outstanding principal of $200 million in connection we prepaid the previous term loan balance of $57 million. As of September 30, 2019, we have zero outstanding under our ABL facility.

The borrowing base is, at any time of determination, the amount (net of reserves) equal to the sum of:

•      100% of eligible cash at such time, plus
•      90% of eligible credit card receivables at such time, plus
•      90% of eligible investment grade accounts, plus
•      85% of eligible other accounts, plus
•      80% of eligible midstream refined products inventory at such time, plus
•      75% of eligible retail refined products inventory at such time, plus the lesser of (i) 70% of the average cost of eligible retail merchandise inventory at such time and (ii) 85% of the net orderly liquidation value of eligible retail merchandise inventory at such time.

The ABL facility includes a $100 million sublimit for the issuance of letters of credit. Letters of credit issued under the ABL facility reduce availability under the ABL facility.

Interest payable on the credit facilities is based on either:

•	the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”);
or

•
the Alternate Base Rate, which is defined as the highest of (a) the prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the ABL facility, spreads ranging from 1.50% to 2.00% per annum depending on a total debt to EBITDA ratio under the ABL facility or (ii) with respect to the term loan facility, spreads ranging from 2.50% to 2.75% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, (i) with respect to the ABL facility, spreads ranging from

0.50% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the term loan facility, spreads ranging from 1.50% to 1.75% per annum depending on a total debt to EBITDA ratio.
The interest rate period with respect to the Adjusted LIBO Rate interest rate option can be set at one, two, three, or six months as selected by us in accordance with the terms of the credit agreement.

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of September 30, 2019, our fixed charge coverage ratio was 1.1. Our secured debt to EBITDA ratio as of September 30, 2019 was 0.43 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of September 30, 2019 and December 31, 2018, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0.

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
The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Marketing:
Company stores	$44.8	$49.7	$104.4	$110.4
Terminals	2.2	0.3	2.7	0.4
Sustaining capital	5.4	9.4	12.2	26.4
Corporate and other assets	16.4	2.5	39.2	15.3
Total	$68.8	$61.9	$158.5	$152.5

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
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2019 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2018 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2019.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2019, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs 1, 2
July 1, 2019 to July 31, 2019	105,703	$85.34	105,703	$—
August 1, 2019 to August 31, 2019	851,191	90.25	851,191	324,822,861
September 1, 2019 to September 30, 2019	261,083	88.81	261,083	301,636,488
Three Months Ended September 30, 2019	1,217,977	$89.51	1,217,977	$301,636,488

1 The Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with its past practice.

2 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on July 31, 2019 include authorization for the Company to acquire up to $400 million of its common shares by July 31, 2021. Upon completing the existing repurchase program, the Company may elect to repurchase additional shares utilizing existing available cash balances if prices are favorable in management's opinion.The Company publicly stated in the fourth quarter 2017 Earnings Release that it expected to continue to conduct share repurchases under quarterly allocations in line with its past practice.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The Exhibit Index on page 50 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
            (Registrant)

By     /s/ Donald R. Smith Jr. __________
Donald R. Smith Jr., Vice President
 and Controller (Chief Accounting Officer
  and Duly Authorized Officer)
October 31, 2019

EXHIBIT INDEX
Exhibit Number	Description

4.1
Indenture dated as of September 13, 2019 amount Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantor party thereto and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed September 13, 2019)

10.1
Amended and Restated Credit Agreement, dated as of August 27, 2019, among Murphy Oil USA, Inc.as borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc. as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed August 29, 2019)

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