Form 10-K
period 2019-12-31
Murphy USA Inc.
filed 2020-02-18
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-35914

MURPHY USA INC.
(Exact name of registrant as specified in its charter)

Delaware		46-2279221
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.

200 Peach Street
El Dorado,	Arkansas	71730-5836
(Address of principal executive offices)		(Zip Code)
(870) 875-7600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MUSA	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 28, 2019), based on the closing price on that date of $84.03 was $2,686,319,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2020 was 30,460,112.
Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 7, 2020 will be incorporated by reference in Part III herein.

1

MURPHY USA INC.
TABLE OF CONTENTS – 2019 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Murphy USA Inc. ("Murphy USA" or the "Company") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations.
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,489 (as of December 31, 2019) retail stores operated by us, almost all of which are in close proximity to Walmart stores. Our retail stores are located in 26 states, primarily in the Southeast, Southwest and Midwest United States. Of these stores, 1,161 are branded Murphy USA and 328 are standalone Murphy Express locations (as of December 31, 2019). The majority of our Murphy USA locations participate in a cents-off per gallon purchased discount program for fuel with Walmart when using specific payment methods.
Our business also includes certain product supply and wholesale assets, including product distribution terminals and pipeline positions. As an independent publicly traded company, we are a low-price, high volume fuel retailer selling convenience merchandise through low cost small store formats and kiosks with key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 27 through 41, F-13, F-15, and F-31 through F-32 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,489 retail gasoline stores (as of December 31, 2019), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on a fuel discount program which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart. We have an active real estate development team that purchases and leases land from third parties near Walmart Supercenters and other high traffic locations that support our low-cost, high-volume model.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (increasing vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we believe we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers including our Murphy Drive Rewards loyalty program, which rolled out chain-wide in 2019, and which rewards customers with discounted and free items based on purchases of qualifying fuel and merchandise.

Low cost retail operating model
We operate our retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of 1,200-1,400 square foot stores and new-to-industry ("NTI") 2,800 square foot stores which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. In the past, we have also developed standardized 208 square feet kiosks with external supercoolers when the available land or economics did not support the small store format. In addition, many of our stores require only one or two associates to be present during business hours and 86% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. According to the 2018 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 37% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2018 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 3 cpg since our spinoff in 2013.
Distinctive fuel supply chain capabilities
We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intra-day supply options and direct third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility. It would take substantial time and investment, both in expertise and assets, for a competitor to replicate our existing position, and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. In addition, we have acquired through share repurchase over $1.1 billion of our common stock in a little more than six years of operation. In July 2019 the Board of Directors approved an up to $400 million share repurchase program. After repurchases made in 2019, we have approximately $275 million remaining to complete the program by July 2021. We also have more than 9,900 hardworking employees that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and stable organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.
Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years. We expect to build up to 30 NTI locations and up to 25 raze-and-rebuilds per year, targeting high-return locations either near Walmart Supercenters, other high traffic areas or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller lot sizes, we now expect to build more NTI stores that are 2,800 square feet. Our real estate development team works to maintain a multi-year pipeline of projects that supports ratable expansion.
Diversify merchandise mix
We plan to continuously evaluate our remaining kiosk strategy in an effort to maximize our site economics and return on investment. Complementary to that strategy, we are continually refining, and increasingly constructing, our 1,200-1,400 square foot and 2,800 square foot design to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. For example, we continue to tailor our product offerings to complement the retail selection within Walmart stores, such as offering products in a variety of quantities and sizes which are more convenience-oriented. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark Holding Company, Inc. ("Core-Mark"), in addition to optimizing our promotional planning, merchandise assortment, and pricing effectiveness, in order to help boost overall site returns.
Sustain cost leadership position
We believe that sustaining our low cost position is a strategic advantage as a retailer of commodity products. We are undertaking several initiatives for the purpose of increasing efficiency which should allow us to continue to beat inflation on per-site operating costs to help sustain low site level costs. We also believe that through our planned growth and efficiency initiatives, we can achieve reductions in overhead costs to support an overall improvement in site returns and keep costs properly scaled as we grow organically. In order to do this successfully, we will focus on the continued development of our employees and foster an operating culture aligned with business performance, including cost leadership.
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

Description of Our Business
We market fueling products through a network of Company retail stores and unbranded wholesale customers. During 2019, the Company sold approximately 4.4 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stores at December 31, 2019 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	North Carolina	89
Arkansas	69	Louisiana	79	Ohio	44
Colorado	22	Michigan	27	Oklahoma	55
Florida	128	Minnesota	9	South Carolina	60
Georgia	99	Missouri	50	Tennessee	93
Iowa	22	Mississippi	55	Texas	315
Illinois	44	Nebraska	5	Utah	5
Indiana	39	Nevada	4	Virginia	23
Kansas	7	New Mexico	17	Total	1,489

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2019:

	Years Ended December 31,
	2019	2018	2017
Start of period	1,472	1,446	1,401
New construction	17	26	45
Closed	—	—	—
End of period	1,489	1,472	1,446
Since 2007, we have purchased from Walmart the properties underlying 1,053 of our Company stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”
For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental sites on Walmart property in the United States. The term of the leases is ten years at each station, with us holding four successive five-year extension options at each site. Approximately half of the leased sites have over 15 years of term remaining, including renewals, should the Company decide to exercise the renewal options. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased station or allowing a third party to operate a leased station without written consent from Walmart. As of December 31, 2019, we are currently leasing 102 sites from Walmart. We also have six Murphy USA sites located near Walmart locations where we pay rent to other landowners. For more information about our operating leases, see Note 18 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2019.

As of December 31, 2019, we have 221 Murphy Express sites where we own the land and 107 locations where we rent the underlying land.
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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. In 2019, we purchased more than 81% of our merchandise from a single vendor, Core-Mark, with whom we began a five year supply agreement in late January 2016.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2019 are reported below.

	As of December 31,
	2019	2018	2017	2016	2015
Branded retail outlets:
Murphy USA®	1,161	1,160	1,158	1,152	1,111
Murphy Express	328	312	288	249	224
Total	1,489	1,472	1,446	1,401	1,335
Retail marketing:
Total fuel contribution (including retail, PS&W and RINS) (cpg)[1]	16.1	16.2	16.4	15.4	14.9
Gallons sold per store month (in thousands)	248.3	244.0	245.3	259.1	267.9
Merchandise sales revenue per store month	$148.7	$139.7	$140.5	$144.4	$147.7
Merchandise margin as a percentage of merchandise sales	16.0%	16.5%	16.1%	15.6%	14.4%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2019.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at the vast majority of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $3 million in 2020.
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
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. In 2010, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized standards raising the required Corporate Average Fuel Economy of the nation’s passenger fleet to approximately 35 miles per gallon by the 2016 model year and imposing the first-ever federal GHG emissions standards on cars and light trucks. Further regulations require increases in fuel economy beginning with the 2017 through 2021 model year vehicles. NHTSA also published non-binding inaugural standards for model year 2022 through 2025 cars and trucks increasing fuel economy to the equivalent of 54.5 miles per gallon by 2025.  The EPA and NHTSA also regulate GHG and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. These and any future increases in fuel economy standards or GHG emission reduction requirements could decrease demand for our products. In August 2018, NHTSA and EPA proposed to amend certain of these existing fuel economy standards for passenger cars and light trucks and establish new standards, covering model years 2021 through 2026. It is unclear if these proposals called the Safer Affordable Fuel Efficient ("SAFE") Vehicles, which would require less stringent fuel economy standards than the existing standards, will be finalized in their current form or at all.

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
Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal and state levels, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves. We monitor such changes to ensure our continued compliance with these ever changing regulations.
Employees
At December 31, 2019, we had approximately 9,900 employees, including 4,600 full-time employees and 5,300 part-time employees.
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
We currently have $300 million of 5.625% Senior Notes due 2027 (the"2027 Senior Notes"), $500 million of 4.75% Senior Notes due 2029 (the "2029 Senior Notes", and together with the 2027 Senior Notes, the "Senior Notes") and a term loan with a remaining balance of $250 million as of December 31, 2019. We also have undrawn capacity of up to $325 million on our credit facility, subject to the borrowing base limitation of $238 million as of December 31, 2019. This outstanding debt could have significant consequences to our future operations, including:

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
Discontinuation, reform or replacement of LIBOR may adversely affect our variable rate debt.
Borrowings under our credit facilities are at variable rates of interest, primarily based on London Interbank Offered Rate ("LIBOR"). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not been developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit facilities. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.
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
At December 31, 2019, our 1,489 Company stores were almost all located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.

Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  RIN prices also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of RIN prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In 2019, RIN prices were fairly stable within a small range, in part due to a lack of changes to the Renewable Fuel Standard program and to the rules regulating the RINs market itself. Although a decline in RIN prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from the sale of RINs.

Independent refiners have filed suit to pursue a fundamental change to the Renewable Fuel Standard program, the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. Specifically, the independent refiners seek a shift of the burden for compliance—the point of obligation, as it is known—from refiners to blenders. This litigation is ongoing. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market--and then retire with the federal government RINs to satisfy their individual obligations. If this burden were to be shifted, Murphy USA would potentially have to utilize the RINs that it obtains through its blending activities to satisfy a new obligation and would therefore be unable to sell those RINs to third parties. This could have a significant impact on the Company's current business model, unless it were able to pass along these costs to consumers or other parties.
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
 Changes in credit card expenses could reduce our profitability, especially on gasoline.
A significant portion of our retail sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross margins. Higher gasoline prices result in higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on gasoline purchases that are more expensive as a result of higher gasoline prices are not necessarily accompanied by higher gross margins. In fact, such fees may cause lower profitability. Lower income on gasoline sales caused by higher credit card fees may decrease our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2021 and beyond.
While we have a high confidence level that our growth of up to 30 new stores and up to 25 raze-and-rebuild stores is secure due to our existing pipeline of land closures, the future development relies on the continued growth of our project pipeline. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline.
We currently have one primary supplier for over 81% of our merchandise. A disruption in supply could have a material effect on our business.
In 2019, over 81% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. We began a five year supply contract with Core-Mark in late January 2016. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
Similarly, advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) would reduce demand for gasoline. Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may lead to increased use of “green” automobiles. Other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources may reduce the competitiveness of gasoline. Consequently, attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Certain of our assets such as gasoline terminals and certain retail fueling stores lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer, such as with Hurricanes Katrina and Rita in 2005 and Hurricanes Harvey and Irma in 2017. Moreover, it should be noted that scientists have predicted that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If such effects were to occur, our operations could be adversely affected. Although we maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.
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

Also, increasing regulations, including those for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  In late 2019, the U.S. Government raised the minimum age to purchase tobacco products to 21 and prohibited the sale of cartridge-based e-cigarette products that are not tobacco or menthol flavored. If laws or regulations around menthol flavors or flavored cigars change in the future, it could have a further negative impact on our results. These factors could materially and adversely affect our retail price of cigarettes, tobacco unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our retail operations are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, tobacco, lottery and lotto, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business, financial condition, results of operations and cash flows.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 17 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2019 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.

We rely on our technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our technology systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations. In addition, there is a deadline of October 1, 2020 to install Europay, Mastercard, and Visa ("EMV") chip readers at automated fuel pumps and we expect to be in compliance on or before this date. The failure to migrate to chip readers would cause the Company to be financially responsible for any fraud and counterfeit chargebacks occurring at the point of sale.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a gasoline and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing and transmission of this information. While we have invested significant amounts in the protection of our technology systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part, or the part of our vendors, to comply with regulations relating to our obligation to protect such sensitive data or the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits and adversely affect our brand name.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2019.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 17 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2019.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

SUPPLEMENTAL INFORMATION; Information About our Executive Officers

The age at January 1, 2020, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2019, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 56; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 50; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.

John A. Moore – Age 52; Senior Vice President and General Counsel since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.
Robert J. Chumley – Age 55; Senior Vice President, Merchandising and Marketing since September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Renee M. Bacon – Age 50; Senior Vice President, Sales and Operations since February 2019. Ms. Bacon joined Murphy USA in 2016 as Regional Vice president, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. She holds a Bachelor of Business Administration from the University of Texas--Austin. Ms. Bacon also holds a Master of Business Administration from the University of Houston and a Doctorate of Jurisprudence from the University of Tennessee.
Terry P. Hatten – Age 53; Senior Vice President, Human Resources since June 2018. Mr. Hatten joined the Company from Commercials Metal Company where he served as Chief Human Resources Officer. His previous experience includes Human Resources leadership roles at General Nutrition Centers (GNC), Dean Foods, and Pepsi Bottling Group. He graduated with a bachelor of arts degree from Gannon University. Mr. Hatten also holds a master's degree in industrial and labor relations from Indiana University of Pennsylvania.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,878 stockholders of record as of December 31, 2019.

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
We are a holding company and have no direct operations. As a result, we will be able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. There can be no assurance we will continue to pay any dividend even if we commence the payment of dividends.  We did not declare any cash dividends on our common stock for the two years ended December 31, 2019.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 7 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2019.
On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. Prior to the July authorization, the Company had continued to conduct repurchases under quarterly allocations in line with recent past practice. During 2019, total purchases were made of 1,898,023 common shares for $165.8 million,or $87.35 per share, of which 1,393,626 common shares for $125.0 million were made under the July 2019 authorization, leaving approximately $275.0 million available until July 2021.
Below is detail of the company's purchases of its own equity securities during the fourth quarter of 2019.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs 1
October 1, 2019 to October 31, 2019	277,670	$87.26	277,670	$277,405,657
November 1, 2019 to November 30, 2019	22,622	106.76	22,622	274,990,571
December 1, 2019 to December 31, 2019	—	—	—	274,990,571
Three Months Ended December 31, 2019	300,292	$88.73	300,292	$274,990,571

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on July 31, 2019 include authorization for the Company to acquire up to $400 million of its common shares by July 31, 2021. Upon completing the existing repurchase program, the company may elect to repurchase additional shares utilizing existing available cash balances if prices are favorable in management's opinion.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 10 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	756,022	$68.52	3,536,559
Equity compensation plans not approved by security holders	—	—	—
Total	756,022	$68.52	3,536,559

(1)	Amounts in this column include outstanding restricted stock units.

(2)
Number of shares available for issuance includes 3,160,188 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2019 plus 376,371 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2019.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2014, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P 400 Midcap Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P 400 Midcap Index
December 31, 2014	$100	$100	$100
December 31, 2015	$88	$99	$96
December 31, 2016	$89	$109	$114
December 31, 2017	$117	$130	$131
December 31, 2018	$111	$122	$115
December 31, 2019	$170	$157	$143

Item 6.  SELECTED FINANCIAL DATA

(Millions of dollars, except per share data)	2019	2018	2017	2016	2015
Results of Operations for the Year
Net sales and other operating revenues	$14,034.6	$14,362.9	$12,826.6	$11,594.6	$12,699.4
Net cash provided by operating activities	$313.3	$398.7	$283.6	$337.4	$215.8
Income from continuing operations	$154.8	$213.6	$245.3	$221.5	$137.6
Net income (loss)	$154.8	$213.6	$245.3	$221.5	$176.3
Per Common Share - diluted
Income (loss) from continuing operations	$4.86	$6.48	$6.78	$5.59	$3.14
Income (loss) from discontinued operations	$—	$—	$—	$—	$0.88
Net income (loss)	$4.86	$6.48	$6.78	$5.59	$4.02

Capital Expenditures for the Year
Marketing	$155.5	$169.2	$234.0	$239.1	$202.4
Corporate and other	59.1	24.6	39.7	24.8	9.5
Subtotal	$214.6	$193.8	$273.7	$263.9	$211.9
Discontinued operations	—	—	—	—	3.7
Total capital expenditures	$214.6	$193.8	$273.7	$263.9	$215.6

Financial condition at December 31
Current ratio	1.41	1.19	1.15	1.00	1.11
Working capital	$205.8	$92.0	$80.9	$1.0	$43.4
Net property, plant and equipment	$1,807.3	$1,748.2	$1,679.5	$1,532.7	$1,369.3
Total assets	$2,687.2	$2,360.8	$2,331.0	$2,088.7	$1,886.2
Long-term debt	$999.3	$842.1	$860.9	$629.6	$490.2
Stockholders' equity	$803.0	$807.3	$738.4	$697.1	$792.3
Long-term debt - percent of capital employed [1]	55.4%	51.1%	53.8%	47.5%	38.2%

Notes:
[1] Calculated as Long-Term Debt on the Balance Sheet divided by the sum of Long-Term Debt plus Stockholders' Equity.

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

•	Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2019.

•
Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2019. It also includes a discussion of our capital structure and available sources of liquidity.

•	Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business and Separation from Murphy Oil

Our business consists primarily of the U.S. retail marketing business that was separated from Murphy Oil, our former parent company, plus other assets, liabilities and operating expenses of Murphy Oil that are associated with supporting the activities of the U.S. retail marketing operations.  We market refined products through a network of retail gasoline stores and unbranded wholesale customers. Our owned retail stores are primarily all located near Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at stand alone stores under the Murphy Express brand. At December 31, 2019, we had a total of 1,489 Company stores in 26 states, principally in the Southeast, Southwest and Midwest United States.

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

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2019 started the year in the $47 per barrel range and climbed to approximately $66 per barrel in April and ended December at approximately $61 per barrel. Margins in 2019 remain near our recent historical average of 13.7 cents per gallon ("cpg") even with volatility in the price environment.

In addition, our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and average ethanol RIN prices were $0.18 in January 2019 and moved to an average high of $0.22 in July before settling back to $0.12 in December. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2019, we have $800 million of Senior Notes and $250 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. At December 31, 2019, we have additional available capacity under the committed $325 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements.There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2020 to range from approximately $225 million to $275 million depending on how many new sites are completed.  We intend to fund our capital program in 2020 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

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

Business Segments
Our business is organized into one operating segment which is Marketing.  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2019.

Results of Operations

Consolidated Results

For the year ended December 31, 2019, the Company reported net income of $154.8 million or $4.86 per diluted share on revenue of $14.0 billion.  Net income was $213.6 million for 2018 or $6.48 per diluted share on revenue of $14.4 billion.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2019	2018	2017
Marketing	$215.0	$214.2	$295.3
Corporate and other assets	(60.2)	(0.6)	(50.0)
Net income	$154.8	$213.6	$245.3

Net income for 2019 decreased compared to 2018, primarily due to:

•	Lower settlement proceeds from Deepwater Horizon spill recorded in Corporate and other assets;

•	Higher station and other operating expenses;

•	Higher general and administrative expenses;

•	Higher depreciation;

•	Loss on early debt extinguishment

The items below partially offset the decrease in earnings in the current period:

•	Higher all-in fuel contribution;

•	Higher merchandise contribution

Net income for 2018 decreased compared to 2017 primarily due to:

•	No recognition of deferred tax benefits related to the passage of the Tax Cuts and Jobs Act in 2017;

•	Higher station and other operating expenses;

•	Higher depreciation expense
The items below partially offset the decrease in earnings of 2018 from 2017:

•	Higher total fuel contribution due to improved retail fuel margins combined with higher product supply and wholesale margins, excluding RINs;

•	Net settlement proceeds from Deepwater Horizon oil spill recorded in Corporate and other assets;

•	Higher merchandise contribution

2019 versus 2018
Revenues for the year ended December 31, 2019 decreased $0.3 billion, or 2.3%, compared to 2018.  The decrease was primarily due to a decrease in retail fuel prices of 14 cpg for the 2019 full year which was partially offset by an increase in retail fuel sales volumes of 3.4% due primarily to an increase in the number of stores and improved pricing tactics. Merchandise sales were also higher year-over-year by 8.1%.
Cost of sales decreased $0.4 billion, or 2.8%, compared to 2018.  This decrease was due to retail fuel sold at a lower average cost which was partially offset by higher volumes and increased merchandise cost of goods sold.

Station and other operating expenses increased $18.0 million, or 3.3% in 2019 due primarily to the addition of 17 new stores, along with 27 larger stores under our raze-and-rebuild program.  On an average per store month (APSM) basis, the station operating expenses applicable to the retail marketing business increased 2.0% in 2019.  The largest area of increase was in employee related expenses.
Selling, general and administrative expenses for 2019 were higher by $8.4 million.  The increase was mainly due to higher professional fees, employee benefit costs, and increased technology service costs.
Net settlement proceeds for 2019 were $0.1 million (before tax), which represented the final remaining net settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill, compared to $50.4 million in 2018.
Interest expense in 2019 increased by $2.0 million compared to 2018 due primarily to additional term loan borrowings in 2019 and the accelerated write-off of associated debt issuance costs on the modification of the revolver combined with a lower amount of capitalized interest.
During 2019, the company recorded a $14.8 million loss on early debt extinguishment related to the call and redemption of our 2023 Senior Notes.
Depreciation expense in 2019 increased $18.0 million due primarily to more stores in operation during 2019 when compared to 2018, combined with accelerated depreciation on raze-and-rebuilds.
Income tax expense is lower in 2019 by $12.7 million due primarily to lower pretax income.  The effective income tax expense rate in 2019 was 23.5% compared to 22.0% for 2018 due to fewer discrete state income tax benefits and lower excess tax benefits from equity compensation.

2018 versus 2017

Revenues for the year ended December 31, 2018 increased $1.5 billion, or 12.0%, compared to 2017. The improvement was primarily due to an increase in retail fuel prices of 29 cpg for the full year, in addition, total retail volumes increased 2.2% due primarily to an increase in the number of stores.
Cost of sales increased $1.5 billion, or 12.8%, compared to 2017.  This increase was due to higher volumes of retail fuel sold at a higher average cost, higher wholesale costs, higher merchandise costs and increased store count.
Station and other operating expenses increased $26.4 million, or 5.1% in 2018 due primarily to the addition of 26 new stores, along with 27 larger stores under our raze-and-rebuild program. On an average per store month ("APSM") basis, the station operating expenses applicable to the retail marketing business increased 0.7% in 2018. The largest area of increase was in maintenance expense.
Selling, general and administrative expenses for 2018 were lower by $5.0 million.  The decrease was mainly due to lower charitable donation expenses in 2018, partially offset by higher labor and employee benefit costs.
Net settlement proceeds for 2018 were $50.4 million (before tax), which represented the net settlement of damages incurred in connection with the 2010 Deepwater Horizon oil spill.
Net interest expense in 2018 increased by $6.2 million compared to 2017 due primarily to expense for the full year 2018 for the 2027 Senior Notes which were issued early in the second quarter of 2017 combined with a lower amount of capitalized interest.
Income tax expense was higher in 2018 by $65.5 million due to the benefit recognized in 2017 related to the enactment of the Tax Cuts and Jobs Act which resulted in the existing net deferred tax liabilities being revalued to lower Corporate tax rates. The effective rate in 2018 was 22.0% compared to a tax benefit of 2.2% for 2017.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2019 decreased $2.4 million, or 0.8%, from 2018 due to increased station and other operating costs, general and administrative costs, and depreciation, partially offset by improved all-in fuel and merchandise contribution.

The tables below show the results for the Marketing segment for the three years ended December 31, 2019 along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2019	2018	2017
Operating revenues
Petroleum product sales	$11,373.8	$11,858.4	$10,287.9
Merchandise sales	2,620.1	2,423.0	2,372.6
Other	40.4	80.9	165.7
Total operating revenues	$14,034.3	$14,362.3	$12,826.2

Operating expenses
Petroleum product cost of goods sold	10,707.4	11,251.1	9,773.2
Merchandise cost of goods sold	2,200.7	2,022.5	1,991.4
Station and other operating expenses	559.3	541.3	514.9
Depreciation and amortization	138.9	124.5	110.5
Selling, general and administrative	144.6	136.2	141.2
Accretion of asset retirement obligations	2.1	2.0	1.8
Total operating expenses	$13,753.0	$14,077.6	$12,533.0
Gain (loss) on sale of assets	0.1	(1.1)	(3.9)
Income from operations	281.4	283.6	289.3

Other income (expense)
Interest expense	(0.1)	(0.1)	(0.1)
Other nonoperating income	—	0.2	3.2
Total other income (expense)	$(0.1)	$0.1	$3.1

Income before income taxes	281.3	283.7	292.4
Income tax expense (benefit)	66.3	69.5	(2.9)
Income	$215.0	$214.2	$295.3

Total tobacco sales revenue per same store sales[1,2]	$107.3	$101.2	$105.5
Total non-tobacco sales revenue per same store sales[1,2]	41.0	39.1	37.1
Total merchandise sales revenue per same store sales[1,2]	$148.3	$140.3	$142.6
[1]2018 and 2017 amounts not revised for subsequent raze-and-rebuild activity
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,489	1,472	1,446
Total store months during the period	17,621	17,343	16,880

APSM metric includes all stores open through the date of the calculation.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed sites do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2018 for the sites being compared in the 2019 versus 2018 comparison). When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds and asset dispositions.

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2019	2018	2017
Total retail fuel contribution ($ Millions)	$605.8	$624.2	$581.0
Total PS&W contribution ($Millions)	64.0	(13.8)	(63.6)
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	34.8	75.2	160.3
Total fuel contribution ($ Millions)	$704.6	$685.6	$677.7
Retail fuel volume - chain (Million gal)	4,374.5	4,232.2	4,140.9
Retail fuel volume - per site (K gals APSM)[1]	248.3	244.0	245.3
Retail fuel volume - per site (K gal SSS)[2]	243.8	242.6	245.3
Total fuel contribution (including retail, PS&W and RINS) (cpg)	16.1	16.2	16.4
Retail fuel margin (cpg)	13.8	14.7	14.0
PS&W including RINs contribution (cpg)	2.3	1.5	2.4
1APSM metric includes all stores open through the date of calculation
[2]2018 and 2017 amounts not revised for subsequent raze-and-rebuild activity (SSS definition on page 31)

The reconciliation of the total fuel contribution to the Consolidated Income Statements is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2019	2018	2017
Petroleum product sales	$11,373.8	$11,858.4	$10,287.9
Less Petroleum product cost of goods sold	(10,707.4)	(11,251.1)	(9,773.2)
Plus RINs and other (included in Other Operating Revenues line)	38.2	78.3	163.0
Total fuel contribution	$704.6	$685.6	$677.7

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2019	2018	2017
Total merchandise contribution ($ Millions)	$419.4	$400.4	$381.2
Total merchandise sales ($ Millions)	$2,620.1	$2,423.0	$2,372.7
Total merchandise sales ($K SSS)[1,2]	$148.3	$140.3	$142.6
Merchandise unit margin (%)	16.0%	16.5%	16.1%
Tobacco contribution ($K SSS)[1,2]	$14.6	$13.7	$13.7
Non-tobacco contribution ($K SSS)[1,2]	$9.6	$9.6	$9.2
Total merchandise contribution ($K SSS)[1,2]	$24.2	$23.3	$22.9
[1]2018 and 2017 amounts not revised for subsequent raze-and-rebuild activity (SSS definition on page 31)
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

2019 versus 2018

Total fuel volumes for the year ended December 31, 2019 were up 3.4%.  Retail fuel volumes in 2019 on a SSS basis were higher by 1.2% compared to 2018. The increase in retail volumes on an SSS basis was primarily attributable to improved pricing tactics.
The Marketing segment had total revenues of $14.0 billion in 2019 compared to approximately $14.4 billion in 2018, a decrease of $0.4 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $1.9 billion in 2019 and $1.8 billion in 2018.
Total fuel sales volumes on an SSS basis were 243,818 gallons per month in 2019, increased from 242,562 gallons per month in the prior year. Retail fuel margin decreased in 2019 to 13.8 cpg, compared to 14.7 cpg in the prior year. The lower fuel margins in the current year were attributed to a rising fuel price environment which typically compresses retail margins. Total product supply and wholesale margin dollars before RINs increased in the current year, which is typical in a rising price environment due to timing and inventory price adjustments, partially offset by a decline in the contribution from RINs sales. During 2019, operating income included $34.8 million from the sale of 197 million RINs at an average selling price of $0.18 per RIN compared to 2018's $75.2 million for the sale of 227 million RINs at an average price of $0.33 per RIN.
Merchandise sales were up 8.1% in 2019 to $2.6 billion. Merchandise unit margins decreased 50 basis points, to 16.0% in 2019 from 16.5% in 2018. On a SSS basis, total merchandise sales were up 6.5% with tobacco products up 7.7%, along with a 3.5% increase in non-tobacco sales.  Total margins on a SSS basis for 2019 were up 4.5% with tobacco margins higher 8.2%, partially offset by a 0.6% decrease in non-tobacco margins that were negatively impacted by the allocation of certain immaterial costs that were previously included in operating expense.
Station and other operating expenses increased $18.0 million in 2019 compared to 2018 levels, an increase of 3.3%. This increase in total dollars was due mainly to increased store count. Excluding credit card fees on an APSM basis, station and other operating expenses at the retail level were higher in 2019 by 2.0% compared to 2018 levels. This increase was due primarily to higher employee related expenses.
Depreciation and amortization increased $14.4 million in 2019, an increase of 11.5%. This increase was caused by more stores operating in the 2019 period combined with accelerated depreciation on raze-and-rebuild sites.
Selling, general and administrative expenses ("SG&A") increased $8.4 million in 2019 compared to 2018.  The increased SG&A costs were primarily due to higher professional fees, employee benefits and other technology service expenses.

2018 versus 2017

Total fuel volumes for the year ended December 31, 2018 were up 2.2%.  Retail fuel volumes in 2018 on an SSS basis were lower by 0.6% compared to 2017. The decline in retail volumes on an SSS basis was related to restrained retail demand and ongoing competitive pressures.
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
Total fuel sales volumes on an SSS basis were 242,562 gallons per month in 2018, down 0.6% from 245,289 gallons per month in the prior year. Retail fuel margin increased in 2018 to 14.7 cpg, compared to 14.0 cpg in the prior year. The higher fuel margins in the period were attributed to more price volatility in 2018 compared to 2017. Total product supply and wholesale margin dollars excluding RINs increased in the current year but was offset by a decline in the contribution of RINs sales. During 2018, operating income included $75.2 million from the sale of 227 million RINs at an average selling price of $0.33 per RIN compared to $160.3 million for the sale of 224 million RINS at an average price of $0.72 per RIN in 2017.

Merchandise sales were up 2.1% in 2018 to $2.4 billion. Merchandise unit margins increased 40 basis points, to 16.5% in 2018 from 16.1% in 2017. This improvement in margin was primarily caused by optimizing promotional programs and manufacturer price increases in tobacco along with new products at better margins. On a SSS basis, total merchandise sales were down 0.2% with tobacco products down 1.6%, partially offset by a 3.8% increase in non-tobacco sales. Total margins on an SSS basis for 2018 were up 2.9% with tobacco margins higher 3.1%, combined with a 2.6% increase in non-tobacco margin.
Station and other operating expenses increased $26.4 million in 2018 compared to 2017 levels, an increase of 5.1%. This increase in total dollars was due mainly to increased store count. Excluding credit card fees, on an APSM basis, station and other operating expenses at the retail level were higher in 2018 by 1.1% compared to 2017 levels. This increase was due primarily to higher maintenance related expenses.
Depreciation and amortization increased $14.0 million in 2018, an increase of 12.7%. This increase was caused by more stores operating in the 2018 period compared to the prior year.
Selling, general and administrative expenses decreased $5.0 million in 2018 compared to 2017.  The lower SG&A costs in 2018 were primarily due to decreased donations expense in 2018 partially offset by higher incentive awards expense.
Corporate and other assets

2019 versus 2018
Income from continuing operations for Corporate and other assets in 2019 was a loss of $60.2 million, compared to a loss of $0.6 million in 2018. The 2018 results included the recognition of net settlement proceeds of approximately $50.4 million (pretax) from the 2010 Deepwater Horizon oil spill compared to $0.1 million (pretax) in 2019. Net interest expense was higher in the current year by $2.0 million primarily due to the additional borrowings on the term loan, early amortization of associated debt issuance costs due to the call of the 2023 Senior Notes in September 2019, and was partially offset by lower interest rates on the $500 million Senior Notes issued on September 13, 2019 combined with lower capitalized interest. The Company incurred a $14.8 million loss on early debt extinguishment during 2019 related to the 2023 Senior Notes. Depreciation and amortization expense for 2019 was $3.8 million more than in the prior year.

2018 versus 2017
Income from continuing operations for Corporate and other assets in 2018 was a loss of $0.6 million compared to a loss of $50.0 million in 2017. The 2018 improvement was due to recording net settlement proceeds of approximately $50.4 million (pretax) from the 2020 Deepwater Horizon oil spill. The 2018 year included net interest expense of $52.9 million compared to interest expense in 2017 of $46.7 million. The increase in net interest expense in 2018 was primarily due to the new 2027 Senior Notes of $300 million that were issued in early 2017. Depreciation and amortization expense for 2018 was $3.1 million more than in 2017.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2019.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, gain (loss) on sale of assets, loss on early debt extinguishment and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

We use Adjusted EBITDA in our operational and financial decision-making, believing that the measure is useful to eliminate certain items in order to focus on what we deem to be an indicator of ongoing operating performance and our ability to generate cash flow from operations.  Adjusted EBITDA is also used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance.  We believe that the presentation of Adjusted EBITDA provides useful information to investors because it allows understanding of a key measure that we evaluate internally when making operating and strategic decisions, preparing our annual plan and evaluating our overall performance. However, non-GAAP measures are not a substitute for GAAP disclosures, and EBITDA and Adjusted EBITDA may be prepared differently by us than by other companies using similarly titled non-GAAP measures.

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017

Net income	$154.8	$213.6	$245.3
Income tax expense (benefit)	47.6	60.3	(5.2)
Interest expense, net of interest income	51.7	51.4	45.4
Depreciation and amortization	152.2	134.0	116.9
EBITDA	406.3	459.3	402.4
Net settlement proceeds	(0.1)	(50.4)	—
Accretion of asset retirement obligations	2.1	2.0	1.8
(Gain) loss on sale of assets	(0.1)	1.1	3.9
Loss on early debt extinguishment	14.8	—	—
Other nonoperating (income) expense	(0.4)	(0.2)	(2.2)
Adjusted EBITDA	$422.6	$411.8	$405.9

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2019, we had $280.3 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.
We have borrowing capacity under a committed $325 million asset based loan facility (the "ABL facility") (subject to the borrowing base) and a $250 million term loan, as well as a $150 million incremental uncommitted facility.  At December 31, 2019, we had $325 million of borrowing capacity that we could utilize for working capital and other general corporate purposes under our existing facility, including to support our operating model as described herein. Our borrowing base limit for the facility is approximately $238 million based on December 31, 2019 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base.
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
Operating Activities

Net cash provided by operating activities was $313.3 million for the year ended December 31, 2019 and $398.7 million for the comparable period in 2018, a decrease of 21.4%, primarily because of changes in net income, and changes in noncash working capital.  Net income decreased $58.8 million in 2019 compared to 2018 and the amount of cash generated from working capital in the 2019 period decreased by $51.0 million. Partially offsetting these decreases were benefits from non-cash depreciation and amortization and loss on early debt extinguishment.
Net cash provided by operating activities was $283.6 million in 2017. The primary reason for changes in the amounts between 2018 and 2017 related to lower net income, offset by changes in deferred income taxes and changes in noncash working capital and depreciation expense.

Investing Activities

For the year ended December 31, 2019, cash required by investing activities was $203.1 million compared to cash required by investing activities of $209.1 million in 2018. The investing cash decrease of $6.0 million in 2019 was due to lower other investing activities in the current year. Capital expenditures in 2019 required cash of $204.8 million compared to $204.3 million in 2018.
In 2018, cash required by investing activities was $209.1 million while 2017 required cash from investing activities of $262.1 million due primarily to lower capital expenditures in 2018.

Financing Activities

Financing activities in the year ended December 31, 2019 required net cash of $14.4 million compared to a net cash required of $175.1 million in the year ended December 31, 2018. The decrease in financing cash requirements was due to new debt issuances which were partially offset by repayments of debt, debt extinguishment costs, debt issuance costs and increased amounts spent on share repurchases in 2019.
Net cash required by financing activities in 2017 was $5.3 million. In 2017, the differences were due to the amount of stock repurchases and debt issuances compared to 2018.
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

Prior to the July authorization, the Company had continued to conduct share repurchases under quarterly allocations in line with our past practice. During the year 2019, a total of 1,898,023 shares were repurchased for $165.8 million, of which 1,393,626 shares for $125.0 million were made under the new plan, leaving available approximately $275.0 million to be completed by July 2021.

Debt
 Our long-term debt at December 31, 2019 and 2018 was as set forth below:

	December 31,
(Millions of dollars)	2019	2018
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at 2018)	$—	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $2.7 at 2019 and $3.1 at 2018)	297.3	296.9
4.75 % senior notes due 2029 (net of unamortized discount of $6.1 at 2019)	493.9	—
Term loan due 2020 (effective interest rate of 5.0% at 2018 )	—	72.0
Term loan due 2023 (effective interest rate of 4.3% at 2019)	250.0	—
Capitalized lease obligations, vehicles, due through 2022	2.4	2.3
Unamortized debt issuance costs	(5.5)	(3.8)
Total long-term debt	1,038.1	863.3
Less current maturities	38.8	21.2
Total long-term debt, net of current	$999.3	$842.1

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

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August, 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility with an additional $50 million available until December 31, 2019.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term and prepaid the remaining balance of the prior term loan of $57 million. On December 31, 2019, we borrowed the additional $50 million term loan, and at December 31, 2019 had an outstanding balance of $250 million. The term loan is due August 2023 and requires quarterly principal payments of $12.5 million beginning April 1, 2020. As of December 31, 2019, we had zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2019, our fixed charge coverage ratio was 0.93 however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage rate currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2019 was 0.58 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100.0 million and 40% of the lesser of the revolving commitments and the borrowing base).  As of December 31, 2019, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0. As of December 31, 2019, the Company had a shortfall of approximately $30.6 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2019.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,052.6	$38.9	$101.2	$112.5	$800.0
Operating lease obligations	216.8	14.9	27.9	25.1	148.9
Purchase obligations [2]	287.4	223.3	63.7	0.4	—
Asset retirement obligations	160.5	—	—	—	160.5
Other long-term obligations, including interest on long-term debt	413.1	68.9	99.6	86.3	158.3
Total	$2,130.4	$346.0	$292.4	$224.3	$1,267.7
1For additional information, see Note 7 “Long-Term Debt” in the accompanying audited consolidated financial statements.
2Primarily includes ongoing new retail station construction in progress at December 31, 2019, commitments to purchase land, take-or-pay supply contracts and other services. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2019.
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
The following table outlines our capital spending and investments by segment for the three years ended December 31, 2019:

(Millions of dollars)	2019	2018	2017
Marketing:
Company stores	$130.5	$134.1	$182.9
Terminals	3.6	0.6	2.2
Sustaining capital	21.4	34.5	48.9
Corporate and other assets	59.1	24.6	39.7
Total	$214.6	$193.8	$273.7

We currently expect capital expenditures for the full year 2020 to range from approximately $225 million to $275 million, including $170-$200 million for retail growth, approximately $15 to $20 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including EMV compliance and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2019 included in this Annual Report on Form 10-K.

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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 9 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2019 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2019, 2018, or 2017.

See also Note 8 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2019.

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
As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2019 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk

We have exposure to interest rate risks related to volatility of our floating rate term loan of $250 million and to our ABL facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $150 million of our outstanding term loan amount at December 31, 2019. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2019.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-45, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2019.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2019 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2020 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2020 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2020 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2020 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 7, 2020 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	F-45

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
4.1
Registration Rights Agreement, dated August 14, 2013, among Murphy Oil USA, Inc., Murphy USA Inc., certain subsidiaries of Murphy USA Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 16, 2013)

4.2
Indenture (including form of notes) dated as of April 25, 2017 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed April 25, 2017)

4.3
Indenture dated as of September 13, 2019 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantor party thereto and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed September 13, 2019)

4.4*	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.2	Trademark License Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.3	Hangar Rental Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s current report on Form 8-K filed September 5, 2013)
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

10.11
Murphy USA Inc. Supplemental Executive Retirement Plan, as amended and restated, on October 1, 2018 and effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019) †

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
10.16
Third Amendment, dated as of September 2, 2014, to the Credit Agreement, dated as of August 30, 2013, among Murphy Oil USA, Inc. as borrower, Murphy USA Inc. and certain subsidiaries, and JP Morgan Chase Bank, N.A. as administrative agent and the other lenders party thereto (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 6, 2014)

10.17
Amended and Restated Credit Agreement, dated as of March 10, 2016 among Murphy Oil USA, Inc., as the borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc., as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 16, 2016)

10.18
Amended and Restated Credit Agreement, dated as of August 27, 2019, among Murphy Oil USA, Inc.as borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc. as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed August 29, 2019)

10.19
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, on February 7, 2019 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.20 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019)†

21*	List of Subsidiaries of Murphy USA
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 18, 2020
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 18, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ David B. Miller
R. Madison Murphy, Chairman and Director	David B. Miller, Director

/s/ R. Andrew Clyde	/s/ Jeanne L. Phillips
R. Andrew Clyde, President and Chief	Jeanne L. Phillips, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Jack T. Taylor
Claiborne P. Deming, Director	Jack T. Taylor, Director

/s/ Fred L. Holliger	/s/ Mindy K. West
Fred L. Holliger, Director	Mindy K. West, Executive Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ James W. Keyes	/s/ Donald R. Smith, Jr.
James W. Keyes, Director	Donald R. Smith, Jr.
Vice President and Controller
(Principal Accounting Officer)
/s/ Diane N. Landen
Diane N. Landen, Director

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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2019 was $1,807.3 million. Some retail sites may generate negative cash flow or experience events that indicate its carrying value might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.

We identified the assessment of impairment triggering events related to property, plant and equipment as a critical audit matter. The determination of the asset group level, the evaluation of retail site profitability, and the assessment of retail site specific factors involved challenging auditor judgment, as changes to those factors could have a significant impact on the Company’s assessment of an impairment triggering event.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s triggering events assessment process over property, plant and equipment, including controls related to the identification of impairment triggers. We evaluated the asset group level at which the Company’s analysis was performed. We assessed the Company’s methodology of identifying retail site specific factors to be considered in the triggering events analysis, including the length of the time period used by the Company to evaluate retail site profitability to identify triggering events. We also compared the historical cash flows by asset group to the general ledger information to assess the reliability of the information used.

/s/  KPMG LLP

We have served as the Company’s auditor since 2013.

Shreveport, Louisiana
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated February 18, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Shreveport, Louisiana
February 18, 2020

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$280.3	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.2 in 2019 and $1.1 in 2018	172.9	138.8
Inventories, at lower of cost or market	227.6	221.5
Prepaid expenses and other current assets	30.0	25.3
Total current assets	710.8	570.1
Property, plant and equipment, at cost less accumulated depreciation
and amortization of $1,079.2 in 2019 and $974.2 in 2018	1,807.3	1,748.2
Other assets	169.1	42.5
Total assets	$2,687.2	$2,360.8
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$38.8	$21.2
Trade accounts payable and accrued liabilities	466.2	456.9
Total current liabilities	505.0	478.1
Long-term debt, including capitalized lease obligations	999.3	842.1
Deferred income taxes	216.7	192.2
Asset retirement obligations	32.8	30.7
Deferred credits and other liabilities	130.4	10.4
Total liabilities	1,884.2	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2019 and 2018, respectively)	0.5	0.5
Treasury stock (16,307,048 and 14,505,681 shares held at
December 31, 2019 and 2018, respectively)	(1,099.8)	(940.3)
Additional paid in capital (APIC)	538.7	539.0
Retained earnings	1,362.9	1,208.1
Accumulated other comprehensive income (AOCI)	0.7	—
Total stockholders' equity	803.0	807.3
Total liabilities and stockholders' equity	$2,687.2	$2,360.8

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2019	2018	2017
Operating Revenues
Petroleum product sales [1]	$11,373.8	$11,858.4	$10,287.9
Merchandise sales	2,620.1	2,423.0	2,372.7
Other operating revenues	40.7	81.5	166.0
Total operating revenues	14,034.6	14,362.9	12,826.6
Operating Expenses
Petroleum product cost of goods sold [1]	10,707.4	11,251.1	9,773.2
Merchandise cost of goods sold	2,200.7	2,022.5	1,991.4
Station and other operating expenses	559.3	541.3	514.9
Depreciation and amortization	152.2	134.0	116.9
Selling, general and administrative	144.6	136.2	141.2
Accretion of asset retirement obligations	2.1	2.0	1.8
Total operating expenses	13,766.3	14,087.1	12,539.4
Net settlement proceeds	0.1	50.4	—
Gain (loss) on sale of assets	0.1	(1.1)	(3.9)
Income from operations	268.5	325.1	283.3
Other income (expense)
Interest income	3.2	1.5	1.3
Interest expense	(54.9)	(52.9)	(46.7)
Loss on early debt extinguishment	(14.8)	—	—
Other nonoperating income (expense)	0.4	0.2	2.2
Total other income (expense)	(66.1)	(51.2)	(43.2)
Income before income taxes	202.4	273.9	240.1
Income tax expense (benefit)	47.6	60.3	(5.2)
Net Income	$154.8	$213.6	$245.3
Basic and Diluted Earnings Per Common Share:
Basic	$4.90	$6.54	$6.85
Diluted	$4.86	$6.48	$6.78
Weighted-average shares outstanding (in thousands):
Basic	31,594	32,674	35,816
Diluted	31,858	32,983	36,156
Supplemental information:
[1] Includes excise taxes of:	$1,933.3	$1,838.9	$1,973.1

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Net income (loss)	$154.8	$213.6	$245.3

Other comprehensive income (loss), net of tax
Interest rate swap:
Initial fair value	(0.1)	—	—
Realized gain (loss)	0.2	—	—
Unrealized gain (loss)	1.0	—	—
Reclassified to interest expense	(0.2)	—	—
	0.9	—	—
Deferred income tax expense	0.2	—	—
Other comprehensive income (loss)	0.7	—	—
Comprehensive income (loss)	$155.5	$213.6	$245.3

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Operating Activities
Net income	$154.8	$213.6	$245.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152.2	134.0	116.9
Deferred and noncurrent income tax charges (benefits)	23.7	37.9	(50.4)
Loss on early debt extinguishment	14.8	—	—
Accretion of asset retirement obligations	2.1	2.0	1.8
Pretax (gains) losses from sale of assets	(0.1)	1.1	3.9
Net decrease (increase) in noncash operating working capital	(48.7)	2.3	(36.9)
Other operating activities - net	14.5	7.8	3.0
Net cash provided by operating activities	313.3	398.7	283.6
Investing Activities
Property additions	(204.8)	(204.3)	(258.3)
Proceeds from sale of assets	2.5	1.2	0.9
Other investing activities - net	(0.8)	(6.0)	(4.7)
Net cash required by investing activities	(203.1)	(209.1)	(262.1)
Financing Activities
Purchase of treasury stock	(165.8)	(144.4)	(206.0)
Repayments of debt	(573.4)	(21.3)	(131.4)
Borrowings of debt	743.8	—	338.8
Early debt extinguishment costs	(10.4)	—	—
Debt issuance costs	(4.1)	—	(1.1)
Amounts related to share-based compensation	(4.5)	(9.4)	(5.6)
Net cash required by financing activities	(14.4)	(175.1)	(5.3)
Net change in cash, cash equivalents, and restricted cash	95.8	14.5	16.2
Cash, cash equivalents, and restricted cash at January 1	184.5	170.0	153.8
Cash, cash equivalents, and restricted cash at December 31	$280.3	$184.5	$170.0

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash equivalents at beginning of period	$184.5	$170.0	$153.8
Restricted cash at beginning of period	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$184.5	$170.0	$153.8

Cash and cash equivalents at end of period	$280.3	$184.5	$170.0
Restricted cash at end of period	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$280.3	$184.5	$170.0

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2016	46,767,164	$0.5	$(608.0)	$555.3	$749.2	$—	$697.0
Net income	—	—	—	—	245.3	—	245.3
Purchase of treasury stock	—	—	(206.0)	—	—	—	(206.0)
Issuance of common stock	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	7.5	(7.4)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(5.6)	—	—	(5.6)
Share-based compensation expense	—	—	—	7.6	—	—	7.6
Balance as of December 31, 2017	46,767,164	0.5	(806.5)	549.9	994.5	—	738.4
Net income	—	—	—	—	213.6	—	213.6
Purchase of treasury stock	—	—	(144.4)	—	—	—	(144.4)
Issuance of common stock	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	10.6	(10.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(9.4)	—	—	(9.4)
Share-based compensation expense	—	—	—	9.1	—	—	9.1
Balance as of December 31, 2018	46,767,164	0.5	(940.3)	539.0	1,208.1	—	807.3
Net income	—	—	—	—	154.8	—	154.8
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Purchase of treasury stock	—	—	(165.8)	—	—	—	(165.8)
Issuance of common stock	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	6.3	(6.3)	—	—	—
Amounts related to share-based compensation	—	—	—	(4.5)	—	—	(4.5)
Share-based compensation expense	—	—	—	10.5	—	—	10.5
Balance as of December 31, 2019	46,767,164	$0.5	$(1,099.8)	$538.7	$1,362.9	$0.7	$803.0

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

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers. Murphy USA’s owned retail stores are almost all located in close proximity to Walmart stores in 26 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2019, Murphy USA had a total of 1,489 Company stores. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $1.9 billion in 2019, $1.8 billion in 2018, and $2.0 billion in 2017.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations, improvements to gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized in 2019 was $1.4 million, $2.2 million in 2018 and $3.8 million in 2017.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2019 and December 31, 2018, the Company had no open LKE transactions with an intermediary.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (AOCI) in the consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in Accumulated other comprehensive income is recognized immediately in earnings. See Note 12 and Note 15 for further information about the Company’s derivatives.
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all award that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 10 for a discussion of the basis of allocation of such costs.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Marketing Segment
Petroleum product sales (at retail) [1]	$10,184.0	$10,459.2	$9,041.5
Petroleum product sales (at wholesale) [1]	1,189.8	1,399.2	1,246.4
Total petroleum product sales	11,373.8	11,858.4	10,287.9
Merchandise sales	2,620.1	2,423.0	2,372.6
Other operating revenues:
RINs	34.8	75.2	160.3
Other revenues [2]	5.6	5.7	5.4
Total marketing segment revenues	14,034.3	14,362.3	$12,826.2
Corporate and Other Assets	0.3	0.6	$0.4
Total revenues	$14,034.6	$14,362.9	$12,826.6

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

The Company adopted ASC Topic 606, "Revenue from Contracts with Customers" as of January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies under Topic 605. The impact of the excise and sales taxes collected and remitted to government authorities included in petroleum product sales that would have been recognized under previous revenue recognition guidance would have increased petroleum product sales (at retail) by $26.3 million in 2019 and $25.4 million in 2018, petroleum product sales (at wholesale) by $165.6 million in 2019 and $171.2 million in 2018, for a total increase in petroleum product sales of $191.9 million and $196.5 million in 2019 and 2018, respectively.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018 the Company initiated a loyalty pilot program through a limited number of its retail locations and was rolled out chain-wide in March 2019. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts on fuel purchases. Earned rewards expire after an account is inactive for a period of 90 days. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Murphy Rewards is included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenues recorded in 2019 and 2018 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2019 and December 31, 2018, we had $96.0 million and $79.4 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2019	2018
Finished products - FIFO basis	$259.2	$219.4
Less LIFO reserve - finished products	(160.8)	(115.5)
Finished products - LIFO basis	98.4	103.9
Store merchandise for resale	123.0	107.2
Materials and supplies	6.2	10.4
Total inventories	$227.6	$221.5

At December 31, 2019 and 2018, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $160.8 million and $115.5 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

		December 31, 2019		December 31, 2018
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$598.6	$598.6	$591.9	$591.9
Pipeline and terminal facilities	16 to 25 years	77.5	43.7	73.1	41.6
Retail gasoline stations	3 to 50 years	2,034.4	1,073.6	1,890.6	1,018.5
Buildings	20 to 45 years	60.5	44.9	55.0	41.8
Other	3 to 20 years	115.5	46.5	111.8	54.4
		$2,886.5	$1,807.3	$2,722.4	$1,748.2

Depreciation expense of $151.2 million, $132.5 million and $115.0 million was recorded for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2019	2018
Trade accounts payable	$280.8	$274.9
Excise taxes/withholdings payable	86.2	89.7
Accrued insurance obligations	24.4	21.8
Accrued taxes other than income	25.6	26.6
Other	49.2	43.9
Accounts payable and accrued liabilities	$466.2	$456.9

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2019	2018
6.00% senior notes due 2023 (net of unamortized discount of $4.1 at 2018)	$—	$495.9
5.625% senior notes due 2027 (net of unamortized discount of $2.7 at 2019 and $3.1 at 2018)	297.3	296.9
4.75 % senior notes due 2029 (net of unamortized discount of $6.1 at 2019)	493.9	—
Term loan due 2020 (effective interest rate of 5.0% at 2018 )	—	72.0
Term loan due 2023 (effective interest rate of 4.3% at 2019)	250.0	—
Capitalized lease obligations, vehicles, due through 2022	2.4	2.3
Unamortized debt issuance costs	(5.5)	(3.8)
Total long-term debt	1,038.1	863.3
Less current maturities	38.8	21.2
Total long-term debt, net of current	$999.3	$842.1

Senior Notes

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August, 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility with an additional $50 million available until December 31, 2019.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term and prepaid the remaining balance of the prior term loan of $57 million. On December 31, 2019, we borrowed the additional $50 million term loan, and at December 31, 2019 had an outstanding balance of $250 million. The term loan is due August 2023 and requires quarterly principal payments of $12.5 million beginning April 1, 2020. As of December 31, 2019, we had zero outstanding under our ABL facility.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2019, our fixed charge coverage ratio was 0.93 however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage rate currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2019 was 0.58 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of December 31, 2019, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0.  As of December 31, 2019, the Company had a shortfall of approximately $30.6 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 8 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2019 and 2018 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Millions of dollars)	2019	2018
Balance at beginning of period	$30.7	$28.2
Accretion expense	2.1	2.0
Settlement of liabilities	(0.4)	(0.3)
Liabilities incurred	0.4	0.8
Balance at end of period	$32.8	$30.7

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 9 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2019 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Income (loss) before income taxes	$202.4	$273.9	$240.1
Income tax expense (benefit)
Federal - Current	$15.6	18.4	39.2
Federal - Deferred	21.7	31.0	(50.7)
State - Current and deferred	10.3	10.9	6.3
Total	$47.6	$60.3	$(5.2)

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Income tax expense based on the U.S. statutory tax rate	$42.5	$57.5	$84.0
State income taxes, net of federal benefit	8.6	8.3	3.0
Effect of U.S. tax law change	—	—	(88.9)
Federal credits	(2.3)	(2.0)	(1.0)
Other, net	(1.2)	(3.5)	(2.3)
Total	$47.6	$60.3	$(5.2)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2019	2018
Deferred tax assets
Property costs and asset retirement obligations	$3.7	$3.3
Employee benefits	6.1	6.3
Operating leases liability	25.0	—
Other deferred tax assets	2.1	2.6
Total gross deferred tax assets	36.9	12.2
Deferred tax liabilities
Accumulated depreciation and amortization	(191.2)	(171.6)
State deferred taxes	(27.9)	(25.9)
Operating leases right of use assets	(24.8)	—
Other deferred tax liabilities	(9.7)	(6.9)
Total gross deferred tax liabilities	(253.6)	(204.4)
Net deferred tax liabilities	$(216.7)	$(192.2)

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

As of December 31, 2019, the earliest year remaining open for Federal audit and/or settlement is 2016 and for the states it ranges from 2014-2018.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2019 and 2018 is shown in the following table.

	Year Ended December 31,
(Millions of dollars)	2019	2018
Balance at January 1	$0.7	$4.4
Additions for tax positions related to prior years	0.5	—
Additions for tax positions related to current year	—	0.2
Settlements with taxing authorities	(0.6)	(3.9)
Expiration of statutes of limitation	—	—
Balance at December 31	$0.6	$0.7

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2019, 2018 and 2017 included interest and penalties of none, $(1.6) million, and $0.4 million, respectively, associated with uncertain tax positions.

During the next twelve months, the Company currently expects to add immaterial amounts to the liability for uncertain taxes for 2020 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2020.

Total excess tax benefits recognized in the twelve months ended December 31, 2019, 2018 and 2017 were $0.1 million, $2.5 million, and $2.2 million respectively.

Note 10 — Incentive Plans

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan, which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees. No more than 5.5 million shares of common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million.

During the period from August 30, 2013 to December 31, 2019, the Company granted a total of 2,339,812 awards from the MUSA 2013 Plan which leaves 3,160,188 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

 Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 123,629 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 376,371 shares available to be granted in the future.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.

	Years Ended December 31,
(Millions of dollars)	2019	2018	2017
Compensation charged against income before income tax benefit	$10.5	$9.2	$7.5
Related income tax benefit recognized in income	$2.2	$1.9	$2.6

As of December 31, 2019, there was $14.1 million in compensation costs to be expensed over approximately the next 1.8 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.1 million, $2.1 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date.
In February 2019, the Committee granted nonqualified stock options to certain employees of the Company.
Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2019	2018	2017
Fair value per option grant	$20.48	$17.32	$15.45
Assumptions
Dividend yield	—	—	—
Expected volatility	26.8%	27.0%	26%
Risk-free interest rate	2.5%	2.43%	1.65%
Expected life (years)	4.5	3.9	4.2
Stock price at valuation date	$76.15	$71.00	$65.75

Changes in options outstanding for Company employees during the period from December 31, 2018 to December 31, 2019 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2018	310,362	65.71
Granted	99,400	76.15
Exercised	(12,662)	56.63
Forfeited	(4,800)	76.15
Outstanding at December 31, 2019	392,300	$68.52	4.3	$19.0

Exercisable at December 31, 2019	174,300	$64.00	3.0	$9.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information about stock options outstanding at December 31, 2019 is shown below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$39.46 to $49.99	3,900	1.1	3,900	1.1
$50.00 to $59.99	71,000	3.1	71,000	3.1
$60.00 to $69.99	90,550	4.1	43,550	4.1
$70.00 to $79.99	226,850	4.8	55,850	2.1
	392,300	4.3	174,300	3.0

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over 3 years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2018 to December 31, 2019 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2018	193,478	$64.02
Granted	74,118	$80.85
Vested and issued	(54,313)	$60.41	$4.2
Forfeited	(14,368)	$73.63
Outstanding at December 31, 2019	198,915	$70.58	$23.3

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2019, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed (ROACE) calculation and the other half vest based on a 3-year total shareholder return (TSR) calculation that compares MUSA to a group of 19 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $100.65 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $76.15 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2018 to December 31, 2019 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2018	124,412	$76.58
Granted	81,513	$88.40
Vested and issued	(72,125)	$73.55	$5.5
Forfeited	(2,600)	$88.40
Outstanding at December 31, 2019	131,200	$82.98	$15.4

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2018 to December 31, 2019 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2018	41,017	$64.27
Granted	13,086	$76.63
Vested and issued	(20,496)	$61.65	$1.6
Forfeited	—
Outstanding at December 31, 2019	33,607	$70.68	$3.9

Note 11 — Employee and Retiree Benefit Plans

THRIFT PLAN – Most full-time employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s combined expenses related for this plan were $12.9 million in 2019, $9.7 million in 2018 and $12.1 million in 2017.

 PROFIT SHARING PLAN – Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1.5 million in 2019, $(0.8) million in 2018 and $2.2 million in 2017.

Note 12 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of December 31, 2019, all current commodity derivative activity is immaterial.

At December 31, 2019 and 2018 cash deposits of $1.0 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2019 and 2018.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150 million of our outstanding term loan dated August 27, 2019. The effective date of the hedge was September 27, 2019, and under the swap the Company pays fixed rate interest and receives one month LIBOR to hedge the floating interest rate of the outstanding debt. During the year ended December 31, 2019, $0.2 million of realized gain on the interest rate swaps was credited to interest expense in the Consolidated Statements of Income. The remaining benefit pre-tax deferred on these contracts at December 31, 2019 was $0.9 million, which is recorded, net of income taxes, of
$0.2 million, in AOCI in the Consolidated Balance Sheets.

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

On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. Prior to the July authorization, the Company had continued to conduct repurchases under quarterly allocations in line with recent past practice. During 2019, total purchases were made of 1,898,023 common shares for $165.8 million,or $87.35 per share, of which 1,393,626 common shares for $125.0 million were made under the July 2019 authorization, leaving approximately $275.0 million available until July 2021. Previous authorizations for common share repurchases include May 2014, in which 1,040,636 common shares were acquired for an average price (including brokerage fees) of $48.07 per share, October 2014, in which 4,169,349 common shares were repurchased for an average price of $59.96 per share, January 2016, in which 7,489,388 common shares for an average price of $66.76 per share, and after completion of the 2016 program, an additional 379,054 common shares at an average price of $77.20 were repurchased in 2017. During 2018 the Company acquired 1,994,632 common shares at an average price of $72.39.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2019, 2018 and 2017 (in millions, except per share amounts):

	Years ended December 31,
(Millions of dollars except per share amounts)	2019	2018	2017
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$154.8	$213.6	$245.3

Weighted average common shares outstanding (in thousands)	31,594	32,674	35,816
Earnings per common share	$4.90	$6.54	$6.85

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$154.8	$213.6	$245.3
Weighted average common shares outstanding (in thousands)	31,594	32,674	35,816
Common equivalent shares:
Share-based awards	264	309	340
Weighted average common shares outstanding - assuming dilution (in thousands)	31,858	32,983	36,156

Earnings per common share assuming dilution	$4.86	$6.48	$6.78

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restrictive stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $26.9 million, $17.4 million and $51.7 million for the three years ended December 31, 2019, 2018 and 2017, respectively. Interest paid, net of amounts capitalized, was $56.6 million, $50.4 million and $41.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

CHANGES IN WORKING CAPITAL -

(Millions of dollars)	2019	2018	2017
Accounts receivable	$(33.4)	$86.6	$(41.7)
Inventories	(6.1)	(39.0)	(16.3)
Prepaid expenses and other current assets	(3.3)	11.4	(5.2)
Accounts payable and accrued liabilities	(5.9)	(56.7)	26.9
Income taxes payable	—	—	(0.6)
Net decrease (increase) in noncash operating working capital	$(48.7)	$2.3	$(36.9)

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values but were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2019 and 2018. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2019		December 31, 2018
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(1,038.1)	$(1,069.4)	$(863.3)	$(866.7)

Note 16 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $14.9 million in 2020, $14.3 million in 2021, $13.5 million in 2022, $13.0 million in 2023, and $12.2 million in 2024.  Rental expense for noncancelable operating leases, including contingent payments when applicable, was $21.6 million in 2019, $15.2 million in 2018 and $14.0 million in 2017.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments for capital expenditures were approximately $246.9 million at December 31, 2019, including $202.9 million approved for potential construction of future Murphy USA and Murphy Express gasoline stations (including land) at year-end, along with $39.2 million for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply our terminals with a noncancelable remaining term of 1.7 years. At December 31, 2019, our minimum annual payments under our take-or-pay contracts are estimated to be $7.9 million in 2020 and $4.9 million in 2021.

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2019, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2019. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2019, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $21.8 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2019, the Company had contingent liabilities of $17.0 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 18 — Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (“ASU 2016-02”). ASU 2016-02 amended the existing accounting standards for lease accounting by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. In our application of hindsight, we evaluated the performance of the leased stores and the associated markets in relation to our overall real estate strategies, which resulted in the determination that renewal options would not be reasonably certain in determining the expected lease term. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $110.4 million and $110.7 million, respectively. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lessee —We lease land for 215 stations, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2019	December 31, 2018
Assets
Operating (Right-of-use)	Other Assets	$124.2	$—
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $2.2 in 2019 and$1.8 in 2018	3.0	2.9
Total leased assets		$127.2	$2.9

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$6.8	$—
Finance	Current maturities of long-term debt	1.2	1.2
Noncurrent
Operating	Deferred credits and other liabilities	118.5	—
Finance	Long-term debt, including capitalized lease obligations	1.2	1.1
Total lease liabilities		$127.7	$2.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost:

		Year Ended December 31,
(Millions of dollars)	Classification	2019
Operating lease cost	Station and other operating expenses	$14.5
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	1.2
Interest on lease liabilities	Interest expense	0.1
Net lease costs		$15.8

Cash flow information:

Year Ended December 31,
(Millions of dollars)	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$13.8
Operating cash flows required by finance leases	$0.1
Financing cash flows required by finance leases	$1.4

Maturity of Lease Liabilities:

(Millions of dollars)	Operating leases	Finance leases
2020	$14.9	$1.3
2021	14.3	0.9
2022	13.5	0.3
2023	13.0	—
2024	12.2	—
After 2024	148.9	—
Total lease payments	216.8	2.5
less: interest	91.5	0.1
Present value of lease liabilities	$125.3	$2.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Term and Discount Rate:

Year Ended December 31,
2019
Weighted average remaining lease term (years)
Finance leases	2.0
Operating leases	15.6
Weighted average discount rate
Finance leases	4.8%
Operating leases	6.0%

Note 19 — Recent Accounting and Reporting Rules

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". This ASU aligns the accounting treatment for capitalizing implementation costs incurred by customers in cloud computing arrangements in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company on January 1, 2020. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has assessed the effect that this ASU will have on our financial position, results of operations, and disclosures and this update will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 was subsequently modified by ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. This ASU changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, which will result in timelier recognition of losses. ASU 2016-13 and the associated modifications will be effective for the Company on January 1, 2020. The Company has assessed the effect that this ASU will have on our financial position, results of operations, and disclosures and this update will not have a material impact on the Company's consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for: recognizing deferred taxes on investments, performing intraperiod allocation and calculating income taxes for interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU if effective for the Company for the year beginning January 1, 2021, and early adoption is permitted. The Company is currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures but does not expect this update to have a material impact on the Company's consolidated financial statements.

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

Segment Information		Corporate and
(Millions of dollars)	Marketing	Other Assets	Consolidated
Year ended December 31, 2019
Segment income (loss)	$215.0	(60.2)	$154.8
Revenues from external customers	14,034.3	0.3	14,034.6
Interest income	—	3.2	3.2
Interest expense	(0.1)	(54.8)	(54.9)
Loss on early debt extinguishment	—	(14.8)	(14.8)
Income tax expense (benefit)	66.3	(18.7)	47.6
Significant noncash charges (credits)
Depreciation and amortization	138.9	13.3	152.2
Accretion of asset retirement obligations	2.1	—	2.1
Debt extinguishment costs	—	4.4	4.4
Deferred and noncurrent income taxes (benefits)	32.9	(9.2)	23.7
Additions to property, plant and equipment	155.5	59.1	214.6
Total assets at year-end	$2,304.7	382.5	$2,687.2

Segment Information		Corporate and
(Millions of dollars)	Marketing	Other Assets	Consolidated
Year ended December 31, 2018
Segment income (loss)	$214.2	(0.6)	$213.6
Revenues from external customers	14,362.3	0.6	14,362.9
Interest income	—	1.5	1.5
Interest expense	(0.1)	(52.8)	(52.9)
Income tax expense (benefit)	69.5	(9.2)	60.3
Significant noncash charges (credits)
Depreciation and amortization	124.5	9.5	134.0
Accretion of asset retirement obligations	2.0	—	2.0
Deferred and noncurrent income taxes (benefits)	39.0	(1.1)	37.9
Additions to property, plant and equipment	169.2	24.6	193.8
Total assets at year-end	$2,012.0	348.8	$2,360.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and
(Millions of dollars)	Marketing	Other Assets	Consolidated
Year ended December 31, 2017
Segment income (loss)	$295.3	(50.0)	$245.3
Revenues from external customers	12,826.2	0.4	12,826.6
Interest income	—	1.3	1.3
Interest expense	(0.1)	(46.6)	(46.7)
Income tax expense (benefit)	(2.9)	(2.3)	(5.2)
Significant noncash charges (credits)
Depreciation and amortization	110.5	6.4	116.9
Accretion of asset retirement obligations	1.8	—	1.8
Deferred and noncurrent income taxes (benefits)	(61.3)	10.9	(50.4)
Additions to property, plant and equipment	234.0	39.7	273.7
Total assets at year-end	$2,023.4	307.6	$2,331.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Guarantor Subsidiaries

Certain of the Company’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of the Company, including the 5.625% senior notes due 2027 and the 4.75% senior notes due 2029.  The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):
 CONSOLIDATING BALANCE SHEET

(Millions of dollars)	December 31, 2019
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$279.4	$0.9	$—	$—	$280.3
Accounts receivable—trade, less allowance for doubtful accounts of $1.2 in 2019	—	173.0	(0.1)	—	—	172.9
Inventories, at lower of cost or market	—	227.6	—	—	—	227.6
Prepaid expenses and other current assets	—	29.6	0.4	—	—	30.0
Total current assets	—	709.6	1.2	—	—	710.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,079.2 in 2019	—	1,799.1	8.2	—	—	1,807.3
Investments in subsidiaries	2,591.8	143.9	—	—	(2,735.7)	—
Other assets	—	169.1	—	—	—	169.1
Total assets	$2,591.8	$2,821.7	$9.4	$—	$(2,735.7)	$2,687.2
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$38.8	$—	$—	$—	$38.8
Inter-company accounts payable	(0.1)	196.1	(41.7)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	466.2	—	—	—	466.2
Total current liabilities	(0.1)	701.1	(41.7)	(154.3)	—	505.0
Long-term debt, including capitalized lease obligations	—	999.3	—	—	—	999.3
Deferred income taxes	—	216.7	—	—	—	216.7
Asset retirement obligations	—	32.8	—	—	—	32.8
Deferred credits and other liabilities	—	130.4	—	—	—	130.4
Total liabilities	(0.1)	2,080.3	(41.7)	(154.3)	—	1,884.2
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2019)	0.5	—	0.1	—	(0.1)	0.5
Treasury stock (16,307,048 shares held at December 31, 2019)	(1,099.8)	—	—	—	—	(1,099.8)
Additional paid in capital (APIC)	1,188.8	578.8	52.0	87.5	(1,368.4)	538.7
Retained earnings	2,502.4	161.9	(1.0)	66.8	(1,367.2)	1,362.9
Accumulated other comprehensive income (AOCI)	—	0.7	—	—	—	0.7
Total stockholders' equity	2,591.9	741.4	51.1	154.3	(2,735.7)	803.0
Total liabilities and stockholders' equity	$2,591.8	$2,821.7	$9.4	$—	$(2,735.7)	$2,687.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

(Millions of dollars)	December 31, 2018
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$184.0	$0.5	$—	$—	$184.5
Accounts receivable—trade, less allowance for doubtful accounts of $1.1 in 2018	—	138.8	—	—	—	138.8
Inventories, at lower of cost or market	—	221.5	—	—	—	221.5
Prepaid expenses and other current assets	—	25.1	0.2	—	—	25.3
Total current assets	—	569.4	0.7	—	—	570.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $974.2 in 2018	—	1,745.9	2.3	—	—	1,748.2
Investments in subsidiaries	2,437.0	144.4	—	—	(2,581.4)	—
Other assets	—	42.5	—	—	—	42.5
Total assets	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$21.2	$—	$—	$—	$21.2
Inter-company accounts payable	(0.1)	203.0	(48.6)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	456.9	—	—	—	456.9
Total current liabilities	(0.1)	681.1	(48.6)	(154.3)	—	478.1
Long-term debt, including capitalized lease obligations	—	842.1	—	—	—	842.1
Deferred income taxes	—	192.2	—	—	—	192.2
Asset retirement obligations	—	30.7	—	—	—	30.7
Deferred credits and other liabilities	—	10.4	—	—	—	10.4
Total liabilities	(0.1)	1,756.5	(48.6)	(154.3)	—	1,553.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2018)	0.5	—	0.1	—	(0.1)	0.5
Treasury stock (14,505,681 shares held at December 31, 2018)	(940.3)	—	—	—	—	(940.3)
Additional paid in capital (APIC)	1,195.1	572.8	52.0	87.5	(1,368.4)	539.0
Retained earnings	2,181.8	172.9	(0.5)	66.8	(1,212.9)	1,208.1
Accumulated other comprehensive income (AOCI)	—	—	—	—	—	—
Total stockholders' equity	2,437.1	745.7	51.6	154.3	(2,581.4)	807.3
Total liabilities and stockholders' equity	$2,437.0	$2,502.2	$3.0	$—	$(2,581.4)	$2,360.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Year ended December 31, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$11,373.8	$—	$—	$—	$11,373.8
Merchandise sales	—	2,620.1	—	—	—	2,620.1
Other operating revenues	—	40.7	—	—	—	40.7
Total operating revenues	—	14,034.6	—	—	—	14,034.6
Operating expenses
Petroleum product cost of goods sold	—	10,707.4	—	—	—	10,707.4
Merchandise cost of goods sold	—	2,200.7	—	—	—	2,200.7
Station and other operating expenses	—	559.3	—	—	—	559.3
Depreciation and amortization	—	152.1	0.1	—	—	152.2
Selling, general and administrative	—	144.6	—	—	—	144.6
Accretion of asset retirement obligations	—	2.1	—	—	—	2.1
Total operating expenses	—	13,766.2	0.1	—	—	13,766.3
Net settlement proceeds	—	0.1	—	—	—	0.1
Gain (loss) on sale of assets	—	0.1	—	—	—	0.1
Income from operations	—	268.6	(0.1)	—	—	268.5
Other income (expense)
Interest income	—	3.2	—	—	—	3.2
Interest expense	—	(54.9)	—	—	—	(54.9)
Loss on early debt extinguishment	—	(14.8)	—	—	—	(14.8)
Other nonoperating income/expense	165.8	(164.8)	(0.6)	—	—	0.4
Total other income (expense)	165.8	(231.3)	(0.6)	—	—	(66.1)
Income before income taxes	165.8	37.3	(0.7)	—	—	202.4
Income tax expense (benefit)	—	47.8	(0.2)	—	—	47.6
Income (loss)	165.8	(10.5)	(0.5)	—	—	154.8
Equity earnings in affiliates, net of tax	154.8	(0.5)	—	—	(154.3)	—
Net income (loss)	$320.6	$(11.0)	$(0.5)	$—	$(154.3)	$154.8
Other comprehensive income	—	0.7	—	—	—	0.7
Comprehensive income (loss)	$320.6	$(10.3)	$(0.5)	$—	$(154.3)	$155.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Year ended December 31, 2018
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$11,858.4	$—	$—	$—	$11,858.4
Merchandise sales	—	2,423.0	—	—	—	2,423.0
Ethanol sales and other	—	81.5	—	—	—	81.5
Total operating revenues	—	14,362.9	—	—	—	14,362.9
Operating Expenses
Petroleum product cost of goods sold	—	11,251.1	—	—	—	11,251.1
Merchandise cost of goods sold	—	2,022.5	—	—	—	2,022.5
Station and other operating expenses	—	541.3	—	—	—	541.3
Depreciation and amortization	—	134.0	—	—	—	134.0
Selling, general and administrative	—	136.2	—	—	—	136.2
Accretion of asset retirement obligations	—	2.0	—	—	—	2.0
Total operating expenses	—	14,087.1	—	—	—	14,087.1
Net settlement proceeds		50.4				50.4
Gain (loss) on sale of assets	—	(1.1)	—	—	—	(1.1)
Income from operations	—	325.1	—	—	—	325.1
Other income (expense)
Interest income	—	1.5	—	—	—	1.5
Interest expense	—	(52.9)	—	—	—	(52.9)
Other nonoperating income	973.7	(972.9)	(0.6)	—	—	0.2
Total other income (expense)	973.7	(1,024.3)	(0.6)	—	—	(51.2)
Income before income taxes	973.7	(699.2)	(0.6)	—	—	273.9
Income tax expense (benefit)	—	60.4	(0.1)	—	—	60.3
Income	973.7	(759.6)	(0.5)	—	—	213.6
Equity earnings in affiliates, net of tax	213.6	(0.5)	—	—	(213.1)	—
Net income (loss)	$1,187.3	$(760.1)	$(0.5)	$—	$(213.1)	$213.6
Other comprehensive income	—	—	—	—	—	—
Comprehensive income (loss)	$1,187.3	$(760.1)	$(0.5)	$—	$(213.1)	$213.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Year ended December 31, 2017
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$10,287.9	$—	$—	$—	$10,287.9
Merchandise sales	—	2,372.7	—	—	—	2,372.7
Ethanol sales and other	—	166.0	—	—	—	166.0
Total operating revenues	—	12,826.6	—	—	—	12,826.6
Operating expenses
Petroleum product cost of goods sold	—	9,773.2	—	—	—	9,773.2
Merchandise cost of goods sold	—	1,991.4	—	—	—	1,991.4
Station and other operating expenses	—	514.9	—	—	—	514.9
Depreciation and amortization	—	116.9	—	—	—	116.9
Selling, general and administrative	—	141.2	—	—	—	141.2
Accretion of asset retirement obligations	—	1.8	—	—	—	1.8
Total operating expenses	—	12,539.4	—	—	—	12,539.4
Gain (loss) on sale of assets	—	(3.9)	—	—	—	(3.9)
Income from operations	—	283.3	—	—	—	283.3
Other income (expense)
Interest income	—	1.3	—	—	—	1.3
Interest expense	—	(46.7)	—	—	—	(46.7)
Other nonoperating income	—	2.2	—	—	—	2.2
Total other income (expense)	—	(43.2)	—	—	—	(43.2)
Income before income taxes	—	240.1	—	—	—	240.1
Income tax expense (benefit)	—	(5.2)	—	—	—	(5.2)
Income	—	245.3	—	—	—	245.3
Equity earnings in affiliates, net of tax	245.3	—	—	—	(245.3)	—
Net income (loss)	$245.3	$245.3	$—	$—	$(245.3)	$245.3
Other comprehensive income	—	—	—	—	—	—
Comprehensive income (loss)	$245.3	$245.3	$—	$—	$(245.3)	$245.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2019
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$320.6	$(11.0)	$(0.5)	$—	$(154.3)	$154.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	152.1	0.1	—	—	152.2
Deferred and noncurrent income tax charges (benefits)	—	23.7	—	—	—	23.7
Accretion of asset retirement obligations	—	2.1	—	—	—	2.1
(Gain) loss from sale of assets	—	(0.1)	—	—	—	(0.1)
Net decrease (increase) in noncash operating working capital	—	(48.6)	(0.1)	—	—	(48.7)
Equity in earnings	(154.8)	0.5	—	—	154.3	—
Loss on early debt extinguishment	—	14.8	—	—	—	14.8
Other operating activities - net	—	14.5	—	—	—	14.5
Net cash provided by (required by) operating activities	165.8	148.0	(0.5)	—	—	313.3
Investing Activities
Property additions	—	(198.8)	(6.0)	—	—	(204.8)
Proceeds from sale of assets	—	2.5	—	—	—	2.5
Other investing activities - net	—	(0.8)	—	—	—	(0.8)
Net cash provided by (required by) investing activities	—	(197.1)	(6.0)	—	—	(203.1)
Financing Activities
Purchase of treasury stock	(165.8)	—	—	—	—	(165.8)
Repayments of debt	—	(573.4)	—	—	—	(573.4)
Borrowings of debt	—	743.8	—	—	—	743.8
Early debt extinguishment costs	—	(10.4)	—	—	—	(10.4)
Debt issuance costs	—	(4.1)	—	—	—	(4.1)
Amounts related to share-based compensation	—	(4.5)	—	—	—	(4.5)
Net distributions to parent	—	(6.9)	6.9	—	—	—
Net cash provided by (required by) financing activities	(165.8)	144.5	6.9	—	—	(14.4)
Net change in cash, cash equivalents, and restricted cash	—	95.4	0.4	—	—	95.8
Cash, cash equivalents, and restricted cash at January 1	—	184.0	0.5	—	—	184.5
Cash, cash equivalents, and restricted cash at December 31	$—	$279.4	$0.9	$—	$—	$280.3

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash equivalents at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$—	$184.0	$0.5	$—	$—	$184.5

Cash and cash equivalents at end of period	$—	$279.4	$0.9	$—	$—	$280.3
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$279.4	$0.9	$—	$—	$280.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2018
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,187.3	$(760.1)	$(0.5)	$—	$(213.1)	$213.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	134.0	—	—	—	134.0
Deferred and noncurrent income tax charges (credits)	—	37.9	—	—	—	37.9
Accretion of asset retirement obligations	—	2.0	—	—	—	2.0
(Gains) loss from sale of assets	—	1.1	—	—	—	1.1
Net decrease (increase) in noncash operating working capital	—	2.4	(0.1)	—	—	2.3
Equity in earnings	(213.6)	0.5	—	—	213.1	—
Other operating activities - net	—	7.8	—	—	—	7.8
Net cash provided by (required by) operating activities	973.7	(574.4)	(0.6)	—	—	398.7
Investing Activities
Property additions	—	(203.1)	(1.2)	—	—	(204.3)
Proceeds from sale of assets	—	1.2	—	—	—	1.2
Other investing activities - net	—	(6.0)	—	—	—	(6.0)
Net cash provided by (required by) investing activities	—	(207.9)	(1.2)	—	—	(209.1)
Financing Activities
Purchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Repayments of debt	—	(21.3)	—	—	—	(21.3)
Borrowings of debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Amounts related to share-based compensation	—	(9.4)	—	—	—	(9.4)
Net distributions to parent	(829.3)	827.1	2.2	—	—	—
Net cash provided by (required by) financing activities	(973.7)	796.4	2.2	—	—	(175.1)
Net change in cash, cash equivalents, and restricted cash	—	14.1	0.4	—	—	14.5
Cash, cash equivalents, and restricted cash at January 1	—	169.9	0.1	—	—	170.0
Cash, cash equivalents, and restricted cash at December 31	$—	$184.0	$0.5	$—	$—	$184.5

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	$—	$169.9	$0.1	$—	$—	$170.0

Cash and cash equivalents at end of period	$—	$184.0	$0.5	$—	$—	$184.5
Restricted cash at end of period	—	—	—	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$184.0	$0.5	$—	$—	$184.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

(Millions of dollars)	Year ended December 31, 2017
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245.3	$245.3	$—	$—	$(245.3)	$245.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	116.9	—	—	—	116.9
Deferred and noncurrent income tax charges (credits)	—	(50.4)	—	—	—	(50.4)
Accretion of asset retirement obligations	—	1.8	—	—	—	1.8
(Gains) loss from sale of assets	—	3.9	—	—	—	3.9
Net decrease (increase) in noncash operating working capital	—	(36.9)	—	—	—	(36.9)
Equity in earnings	(245.3)	—	—	—	245.3	—
Other operating activities - net	—	3.0	—	—	—	3.0
Net cash provided by (required by) operating activities	—	283.6	—	—	—	283.6
Investing Activities
Property additions	—	(257.1)	(1.2)	—	—	(258.3)
Proceeds from sale of assets	—	0.9	—	—	—	0.9
Other investing activities - net	—	(4.7)	—	—	—	(4.7)
Net cash provided by (required by) investing activities	—	(260.9)	(1.2)	—	—	(262.1)
Financing Activities
Purchase of treasury stock	(206.0)	—	—	—	—	(206.0)
Repayments of debt	—	(131.4)	—	—	—	(131.4)
Borrowings of debt	—	338.8	—	—	—	338.8
Debt issuance costs	—	(1.1)	—	—	—	(1.1)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Net distributions to parent	206.0	(207.3)	1.3	—	—	—
Net cash provided by (required by) financing activities	—	(6.6)	1.3	—	—	(5.3)
Net change in cash, cash equivalents, and restricted cash	—	16.1	0.1	—	—	16.2
Cash, cash equivalents and restricted cash at January 1	—	153.8	—	—	—	153.8
Cash, cash equivalents and restricted cash at December 31	$—	$169.9	$0.1	$—	$—	$170.0

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$153.8	$—	$—	$—	$153.8
Restricted cash at beginning of period	—	—	—	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	$—	$153.8	$—	$—	$—	$153.8

Cash and cash equivalents at end of period	$—	$169.9	$0.1	$—	$—	$170.0
Restricted cash at end of period	—	—	—	—	—	$—
Cash, cash equivalents and restricted cash at end of period	$—	$169.9	$0.1	$—	$—	$170.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2019
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
Issuance of treasury stock	6.3	—	—	—	—	6.3
Purchase of treasury stock	(165.8)	—	—	—	—	(165.8)
Balance as of December 31, 2019	$(1,099.8)	$—	$—	$—	$—	$(1,099.8)
APIC
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Issuance of treasury stock	(6.3)	—	—	—	—	(6.3)
Amounts related to share-based compensation	—	(4.5)	—	—	—	(4.5)
Share-based compensation expense	—	10.5	—	—	—	10.5
Balance as of December 31, 2019	$1,188.8	$578.8	$52.0	$87.5	$(1,368.4)	$538.7
Retained Earnings
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1
Net income	320.6	(11.0)	(0.5)	—	(154.3)	154.8
Balance as of December 31, 2019	$2,502.4	$161.9	$(1.0)	$66.8	$(1,367.2)	$1,362.9
AOCI
Balance as of December 31, 2018	$—	$—	$—	$—	$—	$—
Other comprehensive income	—	0.7	—	—	—	0.7
Balance as of December 31, 2019	$—	$0.7	$—	$—	$—	$0.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2018
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
Issuance of treasury stock	10.6	—	—	—	—	10.6
Purchase of treasury stock	(144.4)	—	—	—	—	(144.4)
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
APIC
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Issuance of treasury stock	(10.6)	—	—	—	—	(10.6)
Amounts related to share-based compensation	—	(9.4)	—	—	—	(9.4)
Share-based compensation expense	—	9.1	—	—	—	9.1
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Retained Earnings
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
Net income	1,187.3	(760.1)	(0.5)	—	(213.1)	213.6
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1
AOCI
Balance as of December 31, 2017	$—	$—	$—	$—	$—	$—
Other comprehensive income	—	—	—	—	—	—
Balance as of December 31, 2018	$—	$—	$—	$—	$—	$—

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Millions of dollars)	Year ended December 31, 2017
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2016	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of December 31, 2017	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2016	$(608.0)	$—	$—	$—	$—	$(608.0)
Issuance of treasury stock	7.5	—	—	—	—	7.5
Purchase of treasury stock	(206.0)	—	—	—	—	(206.0)
Balance as of December 31, 2017	$(806.5)	$—	$—	$—	$—	$(806.5)
APIC
Balance as of December 31, 2016	$1,213.1	$571.1	$52.0	$87.5	$(1,368.4)	$555.3
Issuance of treasury stock	(7.4)	—	—	—	—	(7.4)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Share-based compensation expense	—	7.6	—	—	—	7.6
Balance as of December 31, 2017	$1,205.7	$573.1	$52.0	$87.5	$(1,368.4)	$549.9
Retained Earnings
Balance as of December 31, 2016	$749.2	$687.7	$—	$66.8	$(754.5)	$749.2
Net income	245.3	245.3	—	—	(245.3)	245.3
Balance as of December 31, 2017	$994.5	$933.0	$—	$66.8	$(999.8)	$994.5
AOCI
Balance as of December 31, 2016	$—	$—	$—	$—	$—	$—
Other comprehensive income	—	—	—	—	—	—
Balance as of December 31, 2017	$—	$—	$—	$—	$—	$—

Murphy USA Inc.
Supplemental Quarterly Information (Unaudited)

	First	Second	Third	Fourth
(Millions of dollars except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Year Ended December 31, 2019
Sales and other operating revenues	$3,116.4	$3,800.4	$3,657.6	$3,460.2	$14,034.6
Income (loss) from continuing operations before income taxes	$5.9	$43.3	$91.3	$61.9	$202.4
Income (loss) from continuing operations	$5.3	$32.7	$69.2	$47.6	$154.8
Net income (loss)	$5.3	$32.7	$69.2	$47.6	$154.8
Income (loss) from continuing operations (per Common share)
Basic	$0.16	$1.02	$2.20	$1.56	$4.90
Diluted	$0.16	$1.01	$2.18	$1.54	$4.86
Net income (loss) (per Common share)
Basic	$0.16	$1.02	$2.20	$1.56	$4.90
Diluted	$0.16	$1.01	$2.18	$1.54	$4.86

Year Ended December 31, 2018
Sales and other operating revenues	$3,244.2	$3,829.0	$3,788	$3,501.7	$14,362.9
Income (loss) from continuing operations before income taxes	$47.3	$69.1	$57.0	$100.5	$273.9
Income (loss) from continuing operations	$39.3	$51.8	$45.0	$77.5	$213.6
Net income (loss)	$39.3	$51.8	$45.0	$77.5	$213.6
Income (loss) from continuing operations (per Common share)
Basic	$1.17	$1.59	$1.40	$2.40	$6.54
Diluted	$1.16	$1.58	$1.38	$2.38	$6.48
Net income (loss) (per Common share)
Basic	$1.17	$1.59	$1.40	$2.40	$6.54
Diluted	$1.16	$1.58	$1.38	$2.38	$6.48

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2019
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.1		1.2

2018
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.5	(0.5)	1.1

2017
Deducted from assets accounts
Allowance for doubtful accounts	$1.9	(0.8)	—	1.1