Form 10-Q
period 2020-06-30
Murphy USA Inc.
filed 2020-07-30
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

           (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2020 was 29,177,631.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Millions of dollars, except share amounts)	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$403.6	$280.3
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 at 2020 and $1.2 at 2019	161.3	172.9
Inventories, at lower of cost or market	257.7	227.6
Prepaid expenses and other current assets	17.7	30.0
Total current assets	840.3	710.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,143.6 at 2020 and $1,079.2 at 2019	1,834.3	1,807.3
Other assets	186.1	169.1
Total assets	$2,860.7	$2,687.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$51.2	$38.8
Trade accounts payable and accrued liabilities	461.7	466.2
Income taxes payable	40.8	—
Total current liabilities	553.7	505.0

Long-term debt, including capitalized lease obligations	975.3	999.3
Deferred income taxes	225.2	216.7
Asset retirement obligations	33.7	32.8
Deferred credits and other liabilities	154.8	130.4
Total liabilities	1,942.7	1,884.2
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2020 and 2019, respectively)	0.5	0.5
Treasury stock (17,589,533 and 16,307,048 shares held at
2020 and 2019, respectively)	(1,235.2)	(1,099.8)
Additional paid in capital (APIC)	533.0	538.7
Retained earnings	1,622.2	1,362.9
Accumulated other comprehensive income (loss) (AOCI)	(2.5)	0.7
Total stockholders' equity	918.0	803.0
Total liabilities and stockholders' equity	$2,860.7	$2,687.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2020	2019	2020	2019
Operating Revenues
Petroleum product sales (a)	$1,588.9	$3,129.7	$4,069.1	$5,629.5
Merchandise sales	767.1	658.8	1,454.6	1,265.0
Other operating revenues	23.6	11.9	40.7	22.3
Total operating revenues	2,379.6	3,800.4	5,564.4	6,916.8

Operating Expenses
Petroleum product cost of goods sold (a)	1,287.8	2,973.7	3,547.6	5,355.2
Merchandise cost of goods sold	648.7	553.3	1,228.7	1,062.0
Station and other operating expenses	131.8	145.6	266.9	278.4
Depreciation and amortization	39.5	36.5	78.9	76.2
Selling, general and administrative	37.1	35.1	76.3	69.7
Accretion of asset retirement obligations	0.5	0.5	1.1	1.0
Total operating expenses	2,145.4	3,744.7	5,199.5	6,842.5

Net settlement proceeds	—	—	—	0.1
Gain (loss) on sale of assets	1.3	—	1.4	(0.1)
Income (loss) from operations	235.5	55.7	366.3	74.3

Other income (expense)
Interest income	0.2	0.9	1.0	1.6
Interest expense	(13.0)	(13.2)	(26.3)	(26.8)
Other nonoperating income (expense)	0.3	(0.1)	(0.7)	0.1
Total other income (expense)	(12.5)	(12.4)	(26.0)	(25.1)
Income (loss) before income taxes	223.0	43.3	340.3	49.2
Income tax expense (benefit)	54.1	10.6	82.1	11.2
Net Income	$168.9	$32.7	$258.2	$38.0

Basic and Diluted Earnings Per Common Share
Basic	$5.79	$1.02	$8.69	$1.18
Diluted	$5.73	$1.01	$8.60	$1.18
Weighted-Average Common Shares Outstanding (in thousands):
Basic	29,181	32,112	29,708	32,159
Diluted	29,495	32,328	30,018	32,372
Supplemental information:

(a) Includes excise taxes of:	$380.3	$498.3	$853.7	$953.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$168.9	$32.7	$258.2	$38.0

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	(0.2)	—	(0.1)	—
Unrealized gain (loss)	(0.6)	—	(4.2)	—
Reclassified to interest expense	0.2	—	0.1	—
	(0.6)	—	(4.2)	—
Deferred income tax (benefit) expense	(0.1)	—	(1.0)	—
Other comprehensive income (loss)	(0.5)	—	(3.2)	—
Comprehensive income	$168.4	$32.7	$255.0	$38.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$258.2	$38.0
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	78.9	76.2
Deferred and noncurrent income tax charges (credits)	9.4	2.7
Accretion of asset retirement obligations	1.1	1.0
Pretax (gains) losses from sale of assets	(1.4)	0.1
Net (increase) decrease in noncash operating working capital	23.2	(0.5)
Other operating activities - net	12.5	7.4
Net cash provided by (required by) operating activities	381.9	124.9
Investing Activities
Property additions	(105.7)	(86.6)
Proceeds from sale of assets	7.6	1.4
Other investing activities - net	(1.1)	(0.5)
Net cash provided by (required by) investing activities	(99.2)	(85.7)
Financing Activities
Purchase of treasury stock	(140.6)	(30.1)
Repayments of debt	(13.2)	(10.7)
Amounts related to share-based compensation	(5.6)	(4.3)
Net cash provided by (required by) financing activities	(159.4)	(45.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	123.3	(5.9)
Cash, cash equivalents, and restricted cash at beginning of period	280.3	184.5
Cash, cash equivalents, and restricted cash at end of period	$403.6	$178.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2018	46,767,164	$0.5	$(940.3)	$539.0	$1,208.1	$—	$807.3
Net income (loss)	—	—	—	—	5.3	—	5.3
Loss on interest rate hedge, net of tax	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(13.3)	—	—	—	(13.3)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(4.1)	—	—	(4.1)
Share-based compensation expense	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2019	46,767,164	$0.5	$(948.0)	$531.9	$1,213.4	$—	$797.8
Net income (loss)	—	—	—	—	32.7	—	32.7
Loss on interest rate hedge, net of tax	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(16.8)	—	—	—	(16.8)
Issuance of treasury stock	—	—	0.1	(0.1)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.2)	—	—	(0.2)
Share-based compensation expense	—	—	—	2.8	—	—	2.8
Balance as of June 30, 2019	46,767,164	$0.5	$(964.7)	$534.4	$1,246.1	$—	$816.3

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2019	46,767,164	$0.5	$(1,099.8)	$538.7	$1,362.9	$0.7	$803.0
Cumulative effect of a change in accounting principle					1.1	—	1.1
Net income (loss)	—	—	—	—	89.3	—	89.3
Loss on interest rate hedge, net of tax	—	—	—	—	—	(2.7)	(2.7)
Purchase of treasury stock	—	—	(140.6)	—	—	—	(140.6)
Issuance of treasury stock	—	—	5.2	(5.7)	—	—	(0.5)
Amounts related to share-based compensation	—	—	—	(5.6)	—	—	(5.6)
Share-based compensation expense	—	—	—	2.8	—	—	2.8
Balance as of March 31, 2020	46,767,164	$0.5	$(1,235.2)	$530.2	$1,453.3	$(2.0)	$746.8
Net income (loss)	—	—	—	—	168.9	—	168.9
Loss on interest rate hedge, net of tax	—	—	—	—	—	(0.5)	(0.5)
Purchase of treasury stock	—	—	—	—	—	—	—
Amounts related to share-based compensation	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	2.8	—	—	2.8
Balance as of June 30, 2020	46,767,164	$0.5	$(1,235.2)	$533.0	$1,622.2	$(2.5)	$918.0

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stations and to unbranded wholesale customers. Murphy USA’s owned retail stations are almost all located in close proximity to Walmart stores in 25 states and use the brand name Murphy USA®. During the current quarter, the Company exited Minnesota with the sale of its nine stores to a private company. Murphy USA also markets gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2020, Murphy USA had a total of 1,485 Company stations of which 1,152 were Murphy USA and 333 were Murphy Express.

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

Recently Issued Accounting Standards—

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In applying ASC 326 at January 1, 2020, the Company calculated an adjustment to its estimated credit loss allowance and lowered the allowance by $1.1 million, which was credited to retained earnings under the modified retrospective approach. The adjustment reflects the Company's changes in credit practices since its spin-off in 2013 which includes tighter applied credit terms and faster turnover of receivable balances resulting in a decrease to its estimated credit loss allowance as of January 1, 2020. A review was conducted for the quarter ended June 30, 2020, and no change in the estimated credit loss allowance was required.

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

The following tables disaggregates our revenue by major source for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$1,444.8	$—	$1,444.8	$2,818.2	$—	$2,818.2
Petroleum product sales (at wholesale)	144.1	—	144.1	311.5	—	311.5
Total petroleum product sales	1,588.9	—	1,588.9	3,129.7	—	3,129.7
Merchandise sales	767.1	—	767.1	658.8	—	658.8
Other operating revenues:
RINs	22.6	—	22.6	10.9	—	10.9
Other revenues [2]	1.0	—	1.0	1.0	—	1.0
Total revenues	$2,379.6	$—	$2,379.6	$3,800.4	$—	$3,800.4

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,691.0	—	$3,691.0	$5,056.9	$—	$5,056.9
Petroleum product sales (at wholesale)	378.1	—	378.1	572.6	—	572.6
Total petroleum product sales	4,069.1	—	4,069.1	5,629.5	—	5,629.5
Merchandise sales	1,454.6	—	1,454.6	1,265.0	—	1,265.0
Other operating revenues:
RINs	38.1	—	38.1	20.0	—	20.0
Other revenues [2]	2.5	0.1	2.6	2.2	0.1	2.3
Total revenues	$5,564.3	$0.1	$5,564.4	$6,916.7	$0.1	$6,916.8

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

In June 2018, the Company initiated a loyalty pilot program through a limited number of its retail locations. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards or the rewards expire. The rewards may be redeemed for merchandise or cash discounts on fuel purchases. The program was rolled out chain-wide in March 2019. The deferred revenue balances at June 30, 2020 and December 31, 2019 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At June 30, 2020 and December 31, 2019, we had $81.5 million and $96.0 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	June 30, 2020	December 31, 2019
Finished products - First-In, First-Out ("FIFO") basis	$188.8	$259.2
Less: Last-In, First-Out ("LIFO") reserve - finished products	(80.1)	(160.8)
Finished products - LIFO basis	108.7	98.4
Store merchandise for resale	142.7	123.0
Materials and supplies	6.3	6.2
Total inventories	$257.7	$227.6

At June 30, 2020 and December 31, 2019, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $80.1 million and $160.8 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	June 30, 2020	December 31, 2019
5.625% senior notes due 2027 (net of unamortized discount of $2.6 at June 30, 2020 and $2.7 at December 2019)	$297.4	$297.3
4.75% senior notes due 2029 (net of unamortized discount of $5.8 at June 30, 2020 and $6.1 at December 31, 2019)	494.2	493.9
Term loan due 2023 (effective interest rate of 3.35% at June 30, 2020 and 4.31% at December 31, 2019)	237.5	250.0
Capitalized lease obligations, vehicles, due through 2023	2.4	2.4
Less unamortized debt issuance costs	(5.0)	(5.5)
Total long-term debt	1,026.5	1,038.1
Less current maturities	51.2	38.8
Total long-term debt, net of current	$975.3	$999.3

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

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a  $250.0 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term and prepaid the remaining balance of the prior term loan of $57 million, and on December 31, 2019, we borrowed the additional $50 million term loan. At June 30, 2020 and December 31, 2019, the current outstanding principal balance was $237.5 million and$250.0 million, respectively. The term loan is due August 2023 and requires quarterly principal payments of $12.5 million which began April 1, 2020. As of June 30, 2020, we have zero outstanding under our ABL facility.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans are outstanding.  As of June 30, 2020, our fixed charge coverage ratio was 1.21, and we had $168.3 million of availability under the ABL facility at that date. Our secured debt to EBITDA ratio as of June 30, 2020 was 0.33 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of June 30, 2020, our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0, at 1.21.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2020 and December 31, 2019 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	June 30, 2020	December 31, 2019
Balance at beginning of period	$32.8	$30.7
Accretion expense	1.1	2.1
Settlements of liabilities	(0.3)	(0.4)
Liabilities incurred	0.1	0.4
Balance at end of period	$33.7	$32.8

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 6 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and six month periods ended June 30, 2020 and 2019, the Company’s approximate effective tax rates were as follows:

	2020	2019
Three months ended June 30,	24.3%	24.5%
Six months ended June 30,	24.1%	22.8%

In the six months ended June 30, 2020, the Company recognized approximately $0.6 million of excess tax benefits related to stock compensation for employees and $1.8 million for other discrete tax items. For the six months ended June 30, 2019, the Company recognized a tax benefit of approximately $0.9 million of excess tax benefits related to stock compensation.

As of June 30, 2020, the earliest year remaining open for federal examination is 2016 and for certain states it ranges from 2014 to 2018.  Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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
(unaudited)

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

Assumptions used to value awards:
Dividend yield	—%
Expected volatility	28.1%
Risk-free interest rate	1.5%
Expected life (years)	4.7
Stock price at valuation date	$106.72

Changes in options outstanding for Company employees during the period from December 31, 2019 to June 30, 2020 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at 12/31/2019	392,300	$68.52
Granted	79,200	105.57
Outstanding at 6/30/2020	471,500	$74.75	4.3	$17.8

Exercisable at 6/30/2020	259,500	$65.36	3.0	$12.3

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over 3 years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2019 to June 30, 2020 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2019	198,915	$70.58
Granted	55,395	$90.64
Vested and issued	(55,875)	$65.86	$5.9
Forfeited	(6,530)	$79.01
Outstanding at 6/30/2020	191,905	$77.46	$21.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2019 to June 30, 2020 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2019	131,200	$82.98
Granted	64,050	$123.65
Vested and issued	(65,745)	$85.04	$7.0
Forfeited	(405)	$65.75
Outstanding at 6/30/2020	129,100	$97.19	$14.5

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

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2019 to June 30, 2020 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2019	33,607	$70.68
Granted	9,744	$105.33
Vested and issued	(12,404)	$66.01	$1.3
Outstanding at 6/30/2020	30,947	$83.46	$3.5

For the six months ended June 30, 2020 and 2019, share-based compensation was $5.6 million and $5.4 million, respectively.  The was no income tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2020 and was $0.1 million for the six months ended 2019.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8— Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of June 30, 2020, all current commodity derivative activity is immaterial.

At June 30, 2020 and December 31, 2019, cash deposits of $1.5 million and $1.0 million related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets, respectively. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2020 or December 31, 2019.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019. The effective date of the hedge was September 27, 2019, and under the swap the Company pays fixed rate interest and receives one month LIBOR to hedge the floating interest rate of the outstanding debt. The notional amount is reduced by $7.5 million each quarter beginning March 27, 2020, and at June 30, 2020 was $135.0 million. During the three and six months ended June 30, 2020, the realized loss on the interest rate swap was $0.2 million and $0.1 million, respectively and was reported as interest expense in the Consolidated Statements of Income. The pre-tax losses deferred on these contracts in the three and six months ended June 30, 2020 were $0.6 million and $4.2 million, respectively, which were recorded in the Consolidated Statements of Comprehensive Income. Deferred income taxes of $0.1 million and $1.0 million were recorded in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020, respectively.

Note 9 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. Prior to the July authorization, the Company had continued to conduct share repurchases in 2019 under quarterly allocations in line with its past practice, subject to market conditions and cash availability. For the six months ended June 30, 2020, the Company repurchased 1,362,400 shares of common stock for an average price of $103.17 per share including brokerage fees and for the six months ended June 30, 2019, 379,754 shares were repurchased for an average price of $79.32 per share.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2020	2019	2020	2019
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$168.9	$32.7	$258.2	$38.0

Weighted average common shares outstanding (in thousands)	29,181	32,112	29,708	32,159

Earnings per common share	$5.79	$1.02	$8.69	$1.18

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$168.9	$32.7	$258.2	$38.0

Weighted average common shares outstanding (in thousands)	29,181	32,112	29,708	32,159
Common equivalent shares:
Dilutive share-based awards	314	216	310	213
Weighted average common shares outstanding - assuming dilution (in thousands)	29,495	32,328	30,018	32,372

Earnings per common share assuming dilution	$5.73	$1.01	$8.60	$1.18

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method. For the reported periods, the number of time-based restricted stock units, performance based units and non-qualified stock options that are excluded due to their anti-dilutive nature is immaterial.

Note 10 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $15.5 million and $6.5 million for the six month periods ended June 30, 2020 and 2019, respectively. Interest paid, net of amounts capitalized, was $25.4 million and $25.5 million for the six month periods ended June 30, 2020 and 2019, respectively.

CHANGES IN WORKING CAPITAL:

	Six Months Ended June 30,
(Millions of dollars)	2020	2019
Accounts receivable	$12.4	$(97.5)
Inventories	(30.3)	10.2
Prepaid expenses and other current assets	12.4	(4.6)
Accounts payable and accrued liabilities	(12.1)	91.4
Income taxes payable	40.8	—
Net (increase) decrease in noncash operating working capital	$23.2	$(0.5)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2020 and December 31, 2019. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2020		At December 31, 2019
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(1,026.5)	$(1,044.4)	$(1,038.1)	$(1,069.4)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2020, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2020. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2020, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $24.7 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2020, the Company had contingent liabilities of $17.0 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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
Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	June 30, 2020	December 31, 2019
Assets
Operating (Right-of-use)	Other Assets	$142.1	$124.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $2.5 at June 30, 2020 and $2.2 at December 31, 2019	2.9	3.0
Total leased assets		$145.0	$127.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$7.5	$6.8
Finance	Current maturities of long-term debt	1.2	1.2
Noncurrent
Operating	Deferred credits and other liabilities	136.3	118.5
Finance	Long-term debt, including capitalized lease obligations	1.2	1.2
Total lease liabilities		$146.2	$127.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	Classification	2020	2019	2020	2019
Operating lease cost	Station and other operating expenses	$4.1	$3.6	$8.1	$7.1
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	0.3	0.3	0.6	0.6
Interest on lease liabilities	Interest expense	—	—	0.1	0.1
Net lease costs		$4.4	$3.9	$8.8	$7.8

Cash flow information:

	Six Months Ended June 30,
(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$7.5	$6.7
Operating cash flows from finance leases	$0.1	$0.1
Financing cash flows from finance leases	$0.7	$0.7

Maturity of Lease Liabilities at June 30, 2020:

(Millions of dollars)	Operating leases	Finance leases
2020	$8.0	$0.7
2021	16.0	1.1
2022	15.1	0.6
2023	14.6	0.1
2024	14.0	—
After 2024	169.2	—
Total lease payments	236.9	2.5
less: interest	93.1	0.1
Present value of lease liabilities	$143.8	$2.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Term and Discount Rate:

Six Months Ended June 30,
2020
Weighted average remaining lease term (years)
Finance leases	2.0
Operating leases	15.8
Weighted average discount rate
Finance leases	4.6%
Operating leases	5.8%

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

		Three Months Ended
		June 30, 2020		June 30, 2019
	Total Assets at	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)	June 30, 2020
Marketing	$2,353.2	$2,379.6	$179.6	$3,800.4	$44.5
Corporate and other assets	507.5	—	(10.7)	—	(11.8)
Total	$2,860.7	$2,379.6	$168.9	$3,800.4	$32.7

	Six Months Ended
	June 30, 2020		June 30, 2019
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$5,564.3	$280.5	$6,916.7	$60.7
Corporate and other assets	0.1	(22.3)	0.1	(22.7)
Total	$5,564.4	$258.2	$6,916.8	$38.0

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING BALANCE SHEET

(Millions of dollars, except share amounts)	June 30, 2020
Assets	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$403.0	$0.6	$—	$—	$403.6
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 in 2020	—	161.1	0.2	—	—	161.3
Inventories, at lower of cost or market	—	257.7	—	—	—	257.7
Prepaid expenses and other current assets	—	17.7	—	—	—	17.7
Total current assets	—	839.5	0.8	—	—	840.3
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,143.6 in 2020	—	1,823.3	11.0	—	—	1,834.3
Investments in subsidiaries	2,850.0	143.6	—	—	(2,993.6)	—
Other assets	—	186.1	—	—	—	186.1
Total assets	$2,850.0	$2,992.5	$11.8	$—	$(2,993.6)	$2,860.7
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$51.2	$—	$—	$—	$51.2
Inter-company accounts payable	141.0	52.4	(39.1)	(154.3)	—	—
Trade accounts payable and accrued liabilities	—	461.2	0.5	—	—	461.7
Income taxes payable	—	41.2	(0.4)	—	—	40.8
Total current liabilities	141.0	606.0	(39.0)	(154.3)	—	553.7
Long-term debt, including capitalized lease obligations	—	975.3	—	—	—	975.3
Deferred income taxes	—	225.2	—	—	—	225.2
Asset retirement obligations	—	33.7	—	—	—	33.7
Deferred credits and other liabilities	—	154.8	—	—	—	154.8
Total liabilities	141.0	1,995.0	(39.0)	(154.3)	—	1,942.7
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—	—	—	—	—
Common Stock, par 0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at June 30, 2020)	0.5	—	0.1	—	(0.1)	0.5
Treasury Stock (17,589,533 shares held at June 30, 2020)	(1,235.2)	—	—	—	—	(1,235.2)
Additional paid in capital (APIC)	1,183.1	578.8	52.0	87.5	(1,368.4)	533.0
Retained earnings	2,760.6	421.2	(1.3)	66.8	(1,625.1)	1,622.2
Accumulated other comprehensive income (loss) (AOCI)	—	(2.5)	—	—	—	(2.5)
Total stockholders' equity	2,709.0	997.5	50.8	154.3	(2,993.6)	918.0
Total liabilities and stockholders' equity	$2,850.0	$2,992.5	$11.8	$—	$(2,993.6)	$2,860.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Three Months Ended June 30, 2020
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$1,588.9	$—	$—	$—	$1,588.9
Merchandise sales	—	767.1	—	—	—	767.1
Other operating revenues	—	23.6	—	—	—	23.6
Total operating revenues	—	2,379.6	—	—	—	2,379.6

Operating Expenses
Petroleum product cost of goods sold	—	1,287.8	—	—	—	1,287.8
Merchandise cost of goods sold	—	648.7	—	—	—	648.7
Station and other operating expenses	—	131.8	—	—	—	131.8
Depreciation and amortization	—	39.4	0.1	—	—	39.5
Selling, general and administrative	—	37.1	—	—	—	37.1
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Total operating expenses	—	2,145.3	0.1	—	—	2,145.4

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	1.3	—	—	—	1.3
Income (loss) from operations	—	235.6	(0.1)	—	—	235.5

Other income (expense)
Interest income	—	0.2	—	—	—	0.2
Interest expense	—	(13.0)	—	—	—	(13.0)
Other nonoperating income	—	0.5	(0.2)	—	—	0.3
Total other income (expense)	—	(12.3)	(0.2)	—	—	(12.5)
Income (loss) before income taxes	—	223.3	(0.3)	—	—	223.0
Income tax expense	—	54.2	(0.1)	—	—	54.1
Income (loss)	—	169.1	(0.2)	—	—	168.9
Equity earnings in affiliates, net of tax	168.9	(0.2)	—	—	(168.7)	—
Net Income (Loss)	168.9	168.9	(0.2)	—	(168.7)	168.9
Other comprehensive loss	—	(0.5)	—	—	—	(0.5)
Comprehensive income (loss)	$168.9	$168.4	$(0.2)	$—	$(168.7)	$168.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Three Months Ended June 30, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$3,129.7	$—	$—	$—	$3,129.7
Merchandise sales	—	658.8	—	—	—	658.8
Other operating revenues	—	11.9	—	—	—	11.9
Total operating revenues	—	3,800.4	—	—	—	3,800.4

Operating Expenses
Petroleum product cost of goods sold	—	2,973.7	—	—	—	2,973.7
Merchandise cost of goods sold	—	553.3	—	—	—	553.3
Station and other operating expenses	—	145.6	—	—	—	145.6
Depreciation and amortization	—	36.5	—	—	—	36.5
Selling, general and administrative	—	35.1	—	—	—	35.1
Accretion of asset retirement obligations	—	0.5	—	—	—	0.5
Total operating expenses	—	3,744.7	—	—	—	3,744.7

Net settlement proceeds	—	—	—	—	—	—
Gain (loss) on sale of assets	—	—	—	—	—	—
Income (loss) from operations	—	55.7	—	—	—	55.7

Other income (expense)
Interest income	—	0.9	—	—	—	0.9
Interest expense	—	(13.2)	—	—	—	(13.2)
Other nonoperating income	—	0.1	(0.2)	—	—	(0.1)
Total other income (expense)	—	(12.2)	(0.2)	—	—	(12.4)
Income (loss) before income taxes	—	43.5	(0.2)	—	—	43.3
Income tax expense	—	10.7	(0.1)	—	—	10.6
Income (loss)	—	32.8	(0.1)	—	—	32.7
Equity earnings in affiliates, net of tax	32.7	(0.1)	—	—	(32.6)	—
Net Income (Loss)	32.7	32.7	(0.1)	—	(32.6)	32.7
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$32.7	$32.7	$(0.1)	$—	$(32.6)	$32.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Six Months Ended June 30, 2020
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$4,069.1	$—	$—	$—	$4,069.1
Merchandise sales	—	1,454.6	—	—	—	1,454.6
Other operating revenues	—	40.7	—	—	—	40.7
Total operating revenues	—	5,564.4	—	—	—	5,564.4

Operating Expenses
Petroleum product cost of goods sold	—	3,547.6	—	—	—	3,547.6
Merchandise cost of goods sold	—	1,228.7	—	—	—	1,228.7
Station and other operating expenses	—	266.9	—	—	—	266.9
Depreciation and amortization	—	78.8	0.1	—	—	78.9
Selling, general and administrative	—	76.3	—	—	—	76.3
Accretion of asset retirement obligations	—	1.1	—	—	—	1.1
Total operating expenses	—	5,199.4	0.1	—	—	5,199.5

Gain (loss) on sale of assets	—	1.4	—	—	—	1.4
Income (loss) from operations	—	366.4	(0.1)	—	—	366.3

Other income (expense)
Interest income	—	1.0	—	—	—	1.0
Interest expense	—	(26.3)	—	—	—	(26.3)
Other nonoperating income	—	(0.4)	(0.3)	—	—	(0.7)
Total other income (expense)	—	(25.7)	(0.3)	—	—	(26.0)
Income (loss) before income taxes	—	340.7	(0.4)	—	—	340.3
Income tax expense	—	82.2	(0.1)	—	—	82.1
Income (loss)	—	258.5	(0.3)	—	—	258.2
Equity earnings in affiliates, net of tax	258.2	(0.3)	—	—	(257.9)	—
Net Income (Loss)	258.2	258.2	(0.3)	—	(257.9)	258.2
Other comprehensive income (loss)	—	(3.2)	—	—	—	(3.2)
Comprehensive income (loss)	$258.2	$255.0	$(0.3)	$—	$(257.9)	$255.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING INCOME STATEMENT AND COMPREHENSIVE INCOME

(Millions of dollars)	Six Months Ended June 30, 2019
Operating Revenues	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Petroleum product sales	$—	$5,629.5	$—	$—	$—	$5,629.5
Merchandise sales	—	1,265.0	—	—	—	1,265.0
Other operating revenues	—	22.3	—	—	—	22.3
Total operating revenues	—	6,916.8	—	—	—	6,916.8

Operating Expenses
Petroleum product cost of goods sold	—	5,355.2	—	—	—	5,355.2
Merchandise cost of goods sold	—	1,062.0	—	—	—	1,062.0
Station and other operating expenses	—	278.4	—	—	—	278.4
Depreciation and amortization	—	76.2	—	—	—	76.2
Selling, general and administrative	—	69.7	—	—	—	69.7
Accretion of asset retirement obligations	—	1.0	—	—	—	1.0
Total operating expenses	—	6,842.5	—	—	—	6,842.5

Net settlement proceeds	—	0.1	—	—	—	0.1
Gain (loss) on sale of assets	—	(0.1)	—	—	—	(0.1)
Income (loss) from operations	—	74.3	—	—	—	74.3

Other income (expense)
Interest income	—	1.6	—	—	—	1.6
Interest expense	—	(26.8)	—	—	—	(26.8)
Other nonoperating income	—	0.5	(0.4)	—	—	0.1
Total other income (expense)	—	(24.7)	(0.4)	—	—	(25.1)
Income (loss) before income taxes	—	49.6	(0.4)	—	—	49.2
Income tax expense	—	11.3	(0.1)	—	—	11.2
Income (loss)	—	38.3	(0.3)	—	—	38.0
Equity earnings in affiliates, net of tax	38.0	(0.3)	—	—	(37.7)	—
Net Income (Loss)	38.0	38.0	(0.3)	—	(37.7)	38.0
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$38.0	$38.0	$(0.3)	$—	$(37.7)	$38.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Six Months Ended June 30, 2020
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$258.2	$258.2	$(0.3)	$—	$(257.9)	$258.2
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	—	78.8	0.1	—	—	78.9
Deferred and noncurrent income tax charges (credits)	—	9.4	—	—	—	9.4
Accretion of asset retirement obligations	—	1.1	—	—	—	1.1
(Gain) loss on sale of assets	—	(1.4)	—	—	—	(1.4)
Net (increase) decrease in noncash operating working capital	—	23.0	0.2	—	—	23.2
Equity in earnings of affiliates	(258.2)	0.3	—	—	257.9	—
Other operating activities - net	—	12.5	—	—	—	12.5
Net cash provided by (required by) operating activities	—	381.9	—	—	—	381.9
Investing Activities
Property additions	—	(102.8)	(2.9)	—	—	(105.7)
Proceeds from sale of assets	—	7.6	—	—	—	7.6
Other investing activities - net	—	(1.1)	—	—	—	(1.1)
Net cash provided by (required by) investing activities	—	(96.3)	(2.9)	—	—	(99.2)
Financing Activities
Purchase of treasury stock	(140.6)	—	—	—	—	(140.6)
Borrowings of debt	—	—	—	—	—	—
Repayments of debt	—	(13.2)	—	—	—	(13.2)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Net distributions to parent	140.6	(143.2)	2.6	—	—	—
Net cash provided by (required by) financing activities	—	(162.0)	2.6	—	—	(159.4)
Net increase (decrease) in cash and cash equivalents	—	123.6	(0.3)	—	—	123.3
Cash, cash equivalents, and restricted cash at January 1	—	279.4	0.9	—	—	280.3
Cash, cash equivalents, and restricted cash at June 30	$—	$403.0	$0.6	$—	$—	$403.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOW

(Millions of dollars)	Six Months Ended June 30, 2019
Operating Activities	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$38.0	$38.0	$(0.3)	$—	$(37.7)	$38.0
Adjustments to reconcile net income (loss) to net cash provided by (required by)operating activities
Depreciation and amortization	—	76.2	—	—	—	76.2
Deferred and noncurrent income tax charges (credits)	—	2.7	—	—	—	2.7
Accretion of asset retirement obligations	—	1.0	—	—	—	1.0
Pretax (gains) losses from sale of assets	—	0.1	—	—	—	0.1
Net (increase) decrease in noncash operating working capital	—	(0.4)	(0.1)	—	—	(0.5)
Equity in earnings of affiliates	(38.0)	0.3	—	—	37.7	—
Other operating activities - net	—	7.4	—	—	—	7.4
Net cash provided by (required by) operating activities	—	125.3	(0.4)	—	—	124.9
Investing Activities
Property additions	—	(83.4)	(3.2)	—	—	(86.6)
Proceeds from sale of assets	—	1.4	—	—	—	1.4
Other investing activities - net	—	(0.5)	—	—	—	(0.5)
Net cash provided by (required by) investing activities	—	(82.5)	(3.2)	—	—	(85.7)
Financing Activities
Purchase of treasury stock	(30.1)	—	—	—	—	(30.1)
Repayments of debt	—	(10.7)	—	—	—	(10.7)
Amounts related to share-based compensation	—	(4.3)	—	—	—	(4.3)
Net distributions to parent	30.1	(33.8)	3.7	—	—	—
Net cash provided by (required) by financing activities	—	(48.8)	3.7	—	—	(45.1)
Net increase (decrease) in cash and cash equivalents	—	(6.0)	0.1	—	—	(5.9)
Cash, cash equivalents, and restricted cash at January 1	—	184.0	0.5	—	—	184.5
Cash, cash equivalents, and restricted cash at June 30	$—	$178.0	$0.6	$—	$—	$178.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Six Months Ended June 30, 2020
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2020	0.5	—	0.1	—	(0.1)	0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of June 30, 2020	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2019	$(1,099.8)	$—	$—	$—	$—	$(1,099.8)
Issuance of treasury stock	5.2	—	—	—	—	5.2
Repurchase of treasury stock	(140.6)	—	—	—	—	(140.6)
Balance as of March 31, 2020	(1,235.2)	—	—	—	—	(1,235.2)
Issuance of treasury stock	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	—
Balance as of June 30, 2020	$(1,235.2)	$—	$—	$—	$—	$(1,235.2)
APIC
Balance as of December 31, 2019	$1,188.8	$578.8	$52.0	$87.5	$(1,368.4)	$538.7
Issuance of treasury stock	(5.7)	—	—	—	—	(5.7)
Amounts related to share-based compensation	—	(5.6)	—	—	—	(5.6)
Share-based compensation expense	—	2.8	—	—	—	2.8
Balance as of March 31, 2020	1,183.1	576.0	52.0	87.5	(1,368.4)	530.2
Share-based compensation expense	—	2.8	—	—	—	2.8
Balance as of June 30, 2020	$1,183.1	$578.8	$52.0	$87.5	$(1,368.4)	$533.0
Retained Earnings
Balance as of December 31, 2019	$2,502.4	$161.9	$(1.0)	$66.8	$(1,367.2)	$1,362.9
Cumulative effect of a change in accounting principle	—	1.1	—	—	—	1.1
Net income (loss)	89.3	89.3	(0.1)	—	(89.2)	89.3
Balance as of March 31, 2020	2,591.7	252.3	(1.1)	66.8	(1,456.4)	1,453.3
Net income (loss)	168.9	168.9	(0.2)	—	(168.7)	168.9
Balance as of June 30, 2020	$2,760.6	$421.2	$(1.3)	$66.8	$(1,625.1)	$1,622.2
AOCI
Balance as of December 31, 2019	$—	$0.7	$—	$—	$—	$0.7
Other comprehensive income (loss)	—	(2.7)	—	—	—	(2.7)
Balance as of March 31, 2020	—	(2.0)	—	—	—	(2.0)
Net income (loss)	—	(0.5)	$—	—	—	(0.5)
Balance as of June 30, 2020	$—	$(2.5)	$—	$—	$—	$(2.5)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CONSOLIDATING STATEMENT OF CHANGES IN EQUITY

(Millions of dollars)	Six Months Ended June 30, 2019
Statement of Stockholders' Equity	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Common Stock
Balance as of December 31, 2018	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Issuance of common stock	—	—	—	—	—	—
Balance as of March 31, 2019	0.5	—	0.1	—	(0.1)	$0.5
Issuance of common stock	—	—	$—	—	—	—
Balance as of June 30, 2019	$0.5	$—	$0.1	$—	$(0.1)	$0.5
Treasury Stock
Balance as of December 31, 2018	$(940.3)	$—	$—	$—	$—	$(940.3)
Issuance of treasury stock	5.6	—	—	—	—	5.6
Repurchase of treasury stock	(13.3)	—	—	—	—	(13.3)
Balance as of March 31, 2019	(948.0)	—	—	—	—	(948.0)
Issuance of treasury stock	0.1	—	—	—	—	0.1
Repurchase of treasury stock	(16.8)	—	—	—	—	(16.8)
Balance as of June 30, 2019	$(964.7)	$—	$—	$—	$—	$(964.7)
APIC
Balance as of December 31, 2018	$1,195.1	$572.8	$52.0	$87.5	$(1,368.4)	$539.0
Issuance of treasury stock	(5.6)	—	—	—	—	(5.6)
Amounts related to share-based compensation	—	(4.1)	—	—	—	(4.1)
Share-based compensation expense	—	2.6	—	—	—	2.6
Balance as of March 31, 2019	1,189.5	571.3	52.0	87.5	(1,368.4)	$531.9
Issuance of treasury stock	(0.1)	—	—	—	—	(0.1)
Amounts related to share-based compensation	—	(0.2)	—	—	—	(0.2)
Share-based compensation expense	—	2.8	—	—	—	2.8
Balance as of June 30, 2019	$1,189.4	$573.9	$52.0	$87.5	$(1,368.4)	$534.4
Retained Earnings
Balance as of December 31, 2018	$2,181.8	$172.9	$(0.5)	$66.8	$(1,212.9)	$1,208.1
Net income (loss)	5.3	5.3	(0.2)	—	(5.1)	5.3
Balance as of March 31, 2019	2,187.1	178.2	(0.7)	66.8	(1,218.0)	1,213.4
Net income (loss)	32.7	32.7	(0.1)	—	(32.6)	32.7
Balance as of June 30, 2019	$2,219.8	$210.9	$(0.8)	$66.8	$(1,250.6)	$1,246.1
AOCI
Balance as of December 31, 2018	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—	—	—
Balance as of March 31, 2019	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Balance as of June 30, 2019	$—	$—	$—	$—	$—	$—

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2020 and 2019.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2020 and 2019. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

We market refined products through a network of retail gasoline stations and to unbranded wholesale customers. Our owned retail stations are almost all located in close proximity to Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at standalone stations under the Murphy Express brand. At June 30, 2020, we had a total of 1,485 Company stations in 25 states, principally in the Southeast, Southwest and Midwest United States. During the current quarter, we exited Minnesota with the sale of our nine stores to a private company.

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

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we generally expect our total fuel sales volumes to grow over time and the gross margins we realize on those sales to remain strong in a normalized environment, these gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, travel restrictions and stay-at-home orders imposed during a pandemic, such as COVID-19, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn reduces the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which generally reduces our fuel sales volumes. Sharply declining crude oil prices that impacted early 2020 had an inverse positive effect on the business. Crude oil prices dropped dramatically in early March 2020 as OPEC members increased oil production and the price per barrel of oil settled in negative territory for the first time ever, reaching almost a negative $38 per barrel in April. Prices recovered during the quarter to approximately $40 per barrel by the end of June, which resulted in an average price for the quarter of approximately $28 per barrel compared to an average price of around $60 per barrel a year ago. This wholesale price decline led to an increase in retail fuel contribution of $116.4 million in Q2 2020 compared to Q2 2019. In addition, PS&W margins became positive during the current quarter due to the rising product prices which created favorable timing and inventory adjustments. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q2 2020 was 38.3 cents per gallon ("cpg"), a 160.5% increase when compared to the 2019 Q2 total fuel contribution of 14.7 cpg.

The COVID-19 pandemic has affected all sectors of the global economy. Beginning in mid-March, we began to see a reduction in customer count, which led to lower retail fuel sales volumes. As stay-at-home orders began lifting during the current quarter, the Company saw an increase in fuel volumes at higher overall margins. If the recoveries experienced in Q2 2020 stall or reverse as a result of any resurgence in COVID-19 infection rates and related government intervention, this could cause volume declines which we believe would be at incrementally higher industry fuel margins, which may help to mitigate any adverse financial impact.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and ethanol RIN prices have ranged from $0.28 to $0.52, with an average of $0.40 in Q2 2020, which compares to $0.13 to $0.27 in Q2 2019. The average RIN price received in Q2 2020 was $0.38 compared to $0.18 in Q2 2019.

As of June 30, 2020, we have $800 million of Senior Notes and $237.5 million of a term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. At June 30, 2020, we have additional available capacity under the committed $325 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. We did not seek government aid from the federal programs established by the CARES Act. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2020 to range from approximately $250 million to $275 million depending on how many new sites are completed.  We intend to fund the remainder of our capital program in 2020 primarily using operating cash flow but will supplement funding where necessary using borrowings available under credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations that have the characteristics we look for in a strong site as chosen by our real estate development team. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of credit facilities.

We currently estimate our ongoing effective tax rate to be between 21% and 25% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  Beginning in the latter half of March 2020, we began to see a disruption to typical seasonal patterns as a result of stay-at-home restrictions due to the COVID-19 pandemic and this continued into the first part of the second quarter, with fuel volumes continuing to be lower than the historical average. At present, we cannot forecast how such measures will affect seasonal patterns for the remainder of fiscal 2020. As a result, operating results for the three and six months ended June 30, 2020 may not be necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing sites and product supply and wholesale assets.  For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the year ended December 31, 2019 included with our Annual Report on Form 10-K and Note 14 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2020.

Results of Operations

Consolidated Results

For the three month period ended June 30, 2020, the Company reported net income of $168.9 million, or $5.73 per diluted share, on revenue of $2.4 billion. Net income was $32.7 million for the same period in 2019, or $1.01 per diluted share, on $3.8 billion in revenue.  The increase in net income is primarily due to higher all-in fuel contribution, a higher merchandise contribution, and lower payment fees, partially offset by lower fuel volumes. Continuing the trend that began in the latter half of March 2020, the Company experienced reduced retail fuel volumes due to COVID-19 related stay-at-home restrictions which were offset by the higher fuel margins for both retail and PS&W. The Company noted improvements in sales volumes during Q2 2020 as stay-at-home orders were gradually lifted in our areas of operations.

For the six month period ended June 30, 2020, the Company reported net income of $258.2 million, or $8.60 per diluted share, on revenue of $5.6 billion. Net income was $38.0 million for the same period in 2019, or $1.18 per diluted share, on $6.9 billion in revenue.  The increase in net income is primarily due to higher retail fuel contribution and a higher merchandise contribution combined with lower payment fees, and was partially offset by lower fuel volumes caused by the COVID-19 related stay-at-home restrictions and other economic issues.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Quarterly revenues for 2020 decreased $1.4 billion, or 37.4%, compared to the same quarter in 2019.  The decrease in revenues was due primarily to lower retail fuel sales prices combined with a decrease in retail fuel sales volumes caused by COVID-19 related concerns and travel restrictions and were partially offset by higher merchandise sales, PS&W revenues and RINs sales.

Total cost of sales decreased $1.6 billion, or 45.1% when compared to 2019.  In the current-year quarter, the lower costs were primarily due to lower fuel wholesale prices and volumes sold, partially offset by higher merchandise costs.

Station and other operating expenses decreased $13.8 million, or 9.5%, from Q2 2019, due primarily to lower payment fees which were due to lower sales revenue.

SG&A expenses for Q2 2020 increased $2.0 million, or 5.7%, from Q2 2019. The increase in SG&A costs is primarily due to increased employee-related expenses and professional fees from business improvement initiatives.

The effective income tax rate was approximately 24.3% for Q2 2020 versus 24.5% for the same period of 2019.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Year-to-date revenues for 2020 decreased $1.4 billion, or 19.6%, compared to the same period in 2019.  The decrease in revenues was due to lower retail fuel sales prices combined with lower sales volumes caused by reduced travel by consumers due to COVID-19 concerns and were partially offset by higher merchandise and RINs sales.

Year-to-date cost of sales for 2020 decreased $1.6 billion, or 25.6%, when compared to 2019.  In the current-year period, the lower costs were primarily due to lower wholesale fuel prices and lower fuel sales volumes, partially offset by higher merchandise costs.

Station and other operating expenses decreased $11.5 million, or 4.1%, in the first six months of 2020, compared to the same period in 2019. This decline was primarily due to lower payment fees, a result of lower sales revenues.

SG&A expenses for the first six months of 2020 increased $6.6 million, or 9.5%, compared to the first six months of 2019. The increase in SG&A costs is primarily due to increased employee-related expenses and professional fees from business improvement initiatives.

The effective income tax rate was approximately 24.1% for the six months ended June 30, 2020 versus 22.8% for the same period of 2019. The increase was primarily due to lower excess tax benefits related to share-based payments in 2020.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Marketing	$179.6	$44.5	$280.5	$60.7
Corporate and other assets	(10.7)	(11.8)	(22.3)	(22.7)
Net Income	$168.9	$32.7	$258.2	$38.0

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Net income for the three months ended June 30, 2020 increased compared to the same period in 2019 primarily due to:

•Significantly higher all-in fuel contribution which includes higher RIN revenues
•Higher merchandise contribution
•Lower station and other operating expenses

The items below partially offset the increase in earnings in the current period:

•Lower retail fuel volume
•Higher SG&A expenses

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Net income for the six months ended June 30, 2020 increased compared to the same period in 2019 primarily due to:

•Significantly higher retail fuel contribution
•Higher merchandise contribution
•Higher revenues from RINs
•Lower station and other operating expenses

The items below partially offset the increase in earnings in the current period:

•Lower PS&W revenues excluding RIN revenues
•Lower retail fuel volume
•Higher SG&A expenses

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2020	2019	2020	2019

Operating Revenues
Petroleum product sales	$1,588.9	$3,129.7	$4,069.1	$5,629.5
Merchandise sales	767.1	658.8	1,454.6	1,265.0
Other operating revenues	23.6	11.9	40.6	22.2
Total operating revenues	2,379.6	3,800.4	5,564.3	6,916.7
Operating expenses
Petroleum products cost of goods sold	1,287.8	2,973.7	3,547.6	5,355.2
Merchandise cost of goods sold	648.7	553.3	1,228.7	1,062.0
Station and other operating expenses	131.8	145.6	266.9	278.4
Depreciation and amortization	35.8	33.2	71.7	69.8
Selling, general and administrative	37.1	35.1	76.3	69.7
Accretion of asset retirement obligations	0.5	0.5	1.1	1.0
Total operating expenses	2,141.7	3,741.4	5,192.3	6,836.1

Gain (loss) on sale of assets	1.3	—	1.4	(0.1)
Income (loss) from operations	239.2	59.0	373.4	80.5

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2020	2019	2020	2019

Other income (expense)
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other nonoperating income (expense)	—	—	—	—
Total other income (expense)	(0.1)	(0.1)	(0.1)	(0.1)

Income (loss) before income taxes	239.1	58.9	373.3	80.4
Income tax expense (benefit)	59.5	14.4	92.8	19.7
Income (loss) from operations	$179.6	$44.5	$280.5	$60.7

Total tobacco sales revenue same store sales[1,2]	$124.0	$107.6	$118.3	$103.1
Total non-tobacco sales revenue same store sales[1,2]	48.5	42.7	45.0	40.9
Total merchandise sales revenue same store sales[1,2]	$172.5	$150.3	$163.3	$144.0
[1]2019 amounts not revised for 2020 raze-and-rebuild activity
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,485	1,474	1,485	1,474
Total store months during the period	4,449	4,387	8,910	8,787

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

Fuel

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2020	2019	2020	2019
Total retail fuel contribution ($ Millions)	$268.8	$152.4	$551.8	$240.0
Total PS&W contribution ($ Millions)	33.2	4.4	(28.4)	35.9
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	22.6	10.9	38.1	20.0
Total fuel contribution ($ Millions)	$324.6	$167.7	$561.5	$295.9
Retail fuel volume - chain (Million gal)	847.2	1,140.4	1,900.9	2,182.0
Retail fuel volume - per site (K gal APSM)[1]	190.4	259.9	213.3	248.3
Retail fuel volume - per site (K gal SSS)[2]	187.7	256.0	210.6	244.9
Total fuel contribution (including retail, PS&W and RINs) (cpg)	38.3	14.7	29.5	13.6
Retail fuel margin (cpg)	31.7	13.4	29.0	11.0
PS&W including RINs contribution (cpg)	6.6	1.3	0.5	2.6
1APSM metric includes all stores open through the date of calculation
[2]2019 amounts not revised for 2020 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Income Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Petroleum product sales	$1,588.9	$3,129.7	$4,069.1	$5,629.5
Less Petroleum product cost of goods sold	(1,287.8)	(2,973.7)	(3,547.6)	(5,355.2)
Plus RINs and other (included in Other Operating Revenues line)	23.5	11.7	40.0	21.6
Total fuel contribution	$324.6	$167.7	$561.5	$295.9

Merchandise

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2020	2019	2020	2019
Total merchandise contribution ($ Millions)	$118.4	$105.5	$225.9	$203.0
Total merchandise sales ($ Millions)	$767.1	$658.8	$1,454.6	$1,265.0
Total merchandise sales ($K SSS)[1,2]	$172.5	$150.3	$163.3	$144.0
Merchandise unit margin (%)	15.4%	16.0%	15.5%	16.0%
Tobacco contribution ($K SSS)[1,2]	$17.1	$14.5	$16.3	$13.9
Non-tobacco contribution ($K SSS)[1,2]	$10.5	$10.1	$9.8	$9.6
Total merchandise contribution ($K SSS)[1,2]	$27.6	$24.6	$26.1	$23.5
[1]2019 amounts not revised for 2020 raze-and-rebuild activity
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Net income in the Marketing segment for Q2 2020 increased $135.1 million compared to the Q2 2019 period. The primary drivers were the 160.5% increase on a cpg basis in total fuel contribution to 38.3 cpg in Q2 2020, higher total merchandise contribution which increased 12.2% to $118.4 million, and lower station operating expenses, partially offset by lower retail fuel sales volumes.

Total revenues for the Marketing segment were approximately $2.4 billion in Q2 2020 compared to $3.8 billion in Q2 2019. The decreased revenues were due to a 30.9% decrease in retail fuel sales prices combined with a 25.7% lower number of gallons sold partially offset by a 16.4% increase in merchandise sales, and higher PS&W and RINs revenues.  Revenues included excise taxes collected and remitted to government authorities of $380.3 million in Q2 2020 and $498.3 million in Q2 2019.

Total fuel sales volumes on a SSS basis decreased 27.4% to 187.7 thousand gallons per store in the 2020 period due to travel reductions caused by COVID concerns.  Retail fuel margin dollars increased 76.4% compared to the prior year quarter on a margin rate of 31.7 cpg for Q2 2020 which compared to 13.4 cpg in the same quarter of 2019 which was partially offset by lower total volumes.

Total PS&W margin dollars, excluding RINs, were $33.2 million in the 2020 period compared to $4.4 million in 2019. The increase in the current period was due to higher trending prices toward the later part of Q2 causing positive timing and inventory adjustments.

The 2020 quarter includes the sale of RINs of $22.6 million compared to $10.9 million in Q2 2019, which consisted of sales of 59 million RINs at an average selling price of $0.38 per RIN while the prior-year quarter had sales of 62 million RINs at an average price of $0.18 per RIN.

Total merchandise sales increased 16.4% to $767.1 million in 2020's Q2 from $658.8 million in Q2 2019 due to higher sales across the chain, related to changes in customer behavior during COVID-19. Quarterly total merchandise contribution in 2020 was 12.2% higher than Q2 2019.  Total merchandise contribution dollars grew 11.9% on a SSS basis. On a SSS basis there was an increase of 15.7% in tobacco products sales and 11.3% in non-tobacco sales, including higher lottery and general merchandise sales.

Station and other operating expenses decreased $13.8 million in the current period compared to Q2 2019 levels, primarily due to lower payment fees due to lower sales revenues. On an APSM basis, expenses applicable to station OPEX excluding payment fees and rent decreased 1.8%, primarily due to lower maintenance expense.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Net income in the Marketing segment for the six months ended June 30, 2020 increased $219.8 million compared to the six months ended June 30, 2019 period. The primary drivers were the 116.9% increase on a cpg basis in total fuel contribution to 29.5 cpg in the first six months of 2020 and higher total merchandise contribution, which increased 11.3% to $225.9 million, combined with lower station operating expenses which were partially offset by lower retail fuel sales volumes.

Total revenues for the Marketing segment were approximately $5.6 billion for the six month period ended June 30, 2020 compared to $6.9 billion for the same period ended June 30, 2019. The decreased revenues were due to a 16.1% decrease in the average fuel retail price combined with a 12.9% decrease in the number of gallons sold due to the curtailment of travel caused by COVID-19 concerns and lower PS&W revenues, partially offset by a 15.0% increase in merchandise sales and higher RINs revenues.  Revenues included excise taxes collected and remitted to government authorities of $853.7 million in the first six months of 2020 and $953.6 million in the same period of 2019.

Total fuel sales volumes on a SSS basis decreased 14.8% to 210.6 thousand gallons per store in the first six months of 2020 compared to the six months ended June 30, 2019.  Retail fuel margin dollars increased 129.9% compared to the prior year period on a margin rate of 29.0 cpg for the first six months of 2020 which compared to 11.0 cpg for the first six months of 2019.

Total PS&W margin dollars, excluding RINs, were a loss of $28.4 million in the six month period ended June 30, 2020 compared to income of $35.9 million in June 30, 2019. The decrease in the first six months of 2020 was due to lower year-over-year prices when compared to 2019.

The six months period ended June 30, 2020 includes the sale of RINs of $38.1 million compared to $20.0 million for the same period in 2019, and consisted of sales of 128.2 million RINs at an average selling price of $0.30 per RIN while the prior-year period had sales of 115.0 million RINs at an average price of $0.17 per RIN.

Total merchandise sales increased $189.6 million, or 15.0%, to $1.5 billion in the first six months of 2020 compared to $1.3 billion for the same period ended June 30, 2019 due to higher sales across the chain. Six month total merchandise contribution in 2020 was 11.3% higher than for the six month period ended June 30, 2019.  On a SSS basis, total merchandise contribution dollars per store grew 10.9%. Compared to the six months ended June 30, 2019, tobacco products sales increased 15.2% and non-tobacco sales increased 8.1% on higher lottery and general merchandise sales.

Station and other operating expenses decreased $11.5 million in the current period compared to June 30, 2019 levels due primarily to lower payment fees as a result of lower sales. On an APSM basis, expenses applicable to station OPEX excluding payment fees and rent decreased 0.7%, primarily due to lower maintenance expense.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Six months ended
	June 30, 2020		June 30, 2020
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	(27.4)%	(26.7)%	(14.8)%	(14.1)%

Merchandise sales	14.4%	14.8%	13.2%	13.4%
Tobacco sales	15.7%	15.4%	15.2%	14.8%
Non-tobacco sales	11.3%	13.3%	8.1%	10.1%

Merchandise margin	11.9%	10.8%	10.9%	9.8%
Tobacco margin	19.2%	15.9%	18.3%	15.7%
Non-tobacco margin	1.8%	3.7%	0.4%	2.2%
[1]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

After-tax results for Corporate and other assets for Q2 2020 were a loss of $10.7 million compared to a loss of $11.8 million in Q2 2019.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

After-tax results for Corporate and other assets for the six months ended June 30, 2020 was a loss of $22.3 million compared to a loss of $22.7 million in the same period of 2019.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Net income	$168.9	$32.7	$258.2	$38.0

Income tax expense (benefit)	54.1	10.6	82.1	11.2
Interest expense, net of interest income	12.8	12.3	25.3	25.2
Depreciation and amortization	39.5	36.5	78.9	76.2
EBITDA	275.3	92.1	444.5	150.6

Net settlement proceeds	—	—	—	(0.1)
Accretion of asset retirement obligations	0.5	0.5	1.1	1.0
(Gain) loss on sale of assets	(1.3)	—	(1.4)	0.1
Other nonoperating (income) expense	(0.3)	0.1	0.7	(0.1)
Adjusted EBITDA	$274.2	$92.7	$444.9	$151.5

Capital Resources and Liquidity

Significant Sources of Capital

We have a committed $325 million asset based loan facility (the “ABL facility”), which is subject to the remaining borrowing capacity of $168 million at June 30, 2020 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein) and a $250 million term loan facility, as well as a $150 million incremental uncommitted facility. As of June 30, 2020, we had $237.5 million outstanding under our term loan and no amounts outstanding under our ABL.  See following “Debt – Credit Facilities” for the calculation of our borrowing base.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. We did not seek government aid from federal programs established by the CARES Act.

Our term loan matures in August 2023 and our $325 million asset-backed lending facility, which has not been drawn against to-date, matures in August 2024.

Operating Activities

Net cash provided by operating activities was $381.9 million for the six months ended June 30, 2020 and was $124.9 million for the comparable period in 2019. The increase for the current year is primarily due to the increase in net income of $220.2 million compared to the corresponding period in 2019, combined with increases in non-cash operating working capital of $23.7 million. Non-cash operating working capital increased due to a $12.4 million decrease in accounts receivable, a $12.4 million decrease in prepaid expenses and other current assets and a $40.8 million increase in income taxes payable, which were partially offset by a $30.3 million increase in inventories and a $12.1 million decrease in accounts payable and accrued liabilities. The changes in accounts receivable and accounts payable were due to timing of invoicing, billing, payments, and receipts. The variance in prepaid expenses and other current assets and income taxes payable were due to increased pretax income in the current year moving the Company from a prepaid position to a payable. The Company also invested in inventory to meet expected demand due to stay-at-home restrictions being eased in our areas of operations.

Investing Activities

For the six months ended June 30, 2020, cash required by investing activities was $99.2 million compared to $85.7 million in 2019. The increase in investing cash requirements in the current period was primarily due to the timing of capital expenditures and was partially offset by proceeds from sale of assets in the second quarter of 2020. Other investing activities required $1.1 million in cash during 2020 compared to cash required of $0.5 million in 2019.

Financing Activities

Financing activities in the six months ended June 30, 2020 required cash of $159.4 million compared to $45.1 million of cash required in the six months ended June 30, 2019. The first six months of 2020 included payments of $140.6 million for the repurchase of common shares, which was an increase of $110.5 million from the prior-year period. Net repayments of debt required $13.2 million in 2020 compared to $10.7 million in 2019. Amounts related to share-based compensation required $1.3 million more in cash during 2020 than in 2019.

Share Repurchase Program

There were no repurchases of common shares during the quarter ended June 30, 2020, while during the quarter ended March 31, 2020, a total of 1,362,400 shares were repurchased for $140.6 million under the $400 million share repurchase program approved by the Board of Directors in July 2019, with approximately $134.4 million remaining in the plan.

Debt

Our long-term debt at June 30, 2020 and December 31, 2019 was as set forth below:

(Millions of dollars)	June 30, 2020	December 31, 2019
5.625% senior notes due 2027 (net of unamortized discount of $2.6 at June 30, 2020 and $2.7 at December 2019)	$297.4	$297.3
4.75% senior notes due 2029 (net of unamortized discount of $5.8 at June 30, 2020 and $6.1 at December 31, 2019)	494.2	493.9
Term loan due 2023 (effective interest rate of 3.35% at June 30, 2020 and 4.31% at December 31, 2019)	237.5	250.0
Capitalized lease obligations, vehicles, due through 2023	2.4	2.4
Less unamortized debt issuance costs	(5.0)	(5.5)
Total notes payable, net	1,026.5	1,038.1
Less current maturities	51.2	38.8
Total long-term debt, net of current	$975.3	$999.3

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

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $250.0 million term loan facility.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term and prepaid the remaining balance of the prior term loan of $57 million, and on December 31, 2019, we borrowed the additional $50 million term loan. At June 30, 2020 and December 31, 2019, the current outstanding principal balance was $237.5 million and $250.0 million respectively. The term loan is due August 2023 and requires quarterly principal payments of $12.5 million which began April 1, 2020. As of June 30, 2020, we have zero outstanding under our ABL facility.

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70 million (including as of the most recent fiscal quarter end on the first date when availability is less than such amount), as well as a maximum secured total debt to EBITDA ratio of 4.5 to 1.0 at any time when the term loans are outstanding.  As of June 30, 2020, our fixed charge coverage ratio was 1.21 and we had $168.3 million of availability under the ABL facility at that time. Our secured debt to EBITDA ratio as of June 30, 2020 was 0.33 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of June 30, 2020 our ability to make restricted payments was not limited as our fixed charge coverage ratio was greater than 1.0 to 1.0, at 1.21.

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
The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Marketing:
Company stores	$52.9	$35.6	$80.2	$59.6
Terminals	0.2	0.1	0.6	0.5
Sustaining capital	6.8	4.4	11.4	6.8
Corporate and other assets	6.6	18.9	19.7	22.8
Total	$66.5	$59.0	$111.9	$89.7

We currently expect capital expenditures for the full year 2020 to range from approximately $250 million to $275 million, including $140 million for retail growth, approximately $30 million for maintenance capital, with the remaining funds earmarked for other corporate investments, including Europay, MasterCard, and Visa ("EMV") compliance and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2019.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to anticipated store openings, fuel margins, merchandise margins, sales of RINs and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, such as COVID-19 including the impact of our fuel volumes if the gradual recoveries experienced in Q2 2020 stall or reverse as a result of any resurgence in COVID-19 infection rates and the responsive measures taken by governmental authorities; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our public filings, including our most recent Annual Report on our Form 10-K and our Form 10-Q from Q1 2020 contains other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2020 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $237.5 million and to our ABL facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $150 million of our outstanding term loan amount at June 30, 2020. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at June 30, 2020.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2019 included in the Form 10-K and Note 8 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of June 30, 2020.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2020, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 12 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2020.

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

MURPHY USA INC.
(Registrant)

By	__/s/ Donald R. Smith Jr.___________
Donald R. Smith Jr., Vice President
and Controller (Chief Accounting Officer
and Duly Authorized Officer)
July 30, 2020

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