Form 10-K
period 2020-12-31
Murphy USA Inc.
filed 2021-02-19
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2020), based on the closing price on that date of $112.59 was $3,285,492,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2021 was 27,248,590.
                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 5, 2021 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2020 Form 10-K

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
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a large chain of 1,503 (as of December 31, 2020) retail stores operated by us, almost all of which are in close proximity to Walmart stores. Our retail stores are located in 25 states, primarily in the Southeast, Southwest and Midwest United States. Of these stores, 1,151 are branded Murphy USA and 352 are standalone Murphy Express locations (as of December 31, 2020). The majority of our Murphy USA locations participate in a cents-off per gallon purchased discount program for fuel with Walmart when using specific payment method and both Murphy USA and Murphy Express locations participate in Walmart's new membership offering, Walmart+. Subsequent to year end, on January 29, 2021, the Company completed its acquisition of Quick Chek Corporation ("QuickChek") which added 157 locations in New Jersey and New York and increased to 27 the number states where the Company operates.
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

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 27 through 41, F-13, F-15, and F-F-30 through F-31 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,503 retail gasoline stores (as of December 31, 2020), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, including Walmart's recently introduced Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (increased vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we believe we are an industry leader in per-site tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers through our Murphy Drive Rewards loyalty program which rewards customers with discounted and free items based on purchases of qualifying fuel and merchandise.

Low cost retail operating model
We operate our retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of 1,200-1,400 square foot stores and new-to-industry ("NTI") 2,800 square foot stores which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. We have also developed standardized 208 square feet kiosks with external super coolers when the available land or economics did not support the small store format. Many of our stores require only one or two associates to be present during business hours and 85% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores allows us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. According to the 2019 National Association of Convenience Stores’ State of the Industry Survey, we operate at approximately 29% of the average monthly operating costs for top quartile performing stores in the industry. In addition, we operate among the highest industry safety standards and had a Total Recordable Incident Rate (TRIR) and Days Away from Work (DAW) rate that was substantially lower than the industry averages in 2019 using the most current published data by the Bureau of Labor Statistics. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 3 cpg since our spinoff in 2013.
Distinctive fuel supply chain capabilities
We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intraday supply options and direct third-party tanker trucks to the most favorably priced terminal to load products for each Murphy site, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility. It would take substantial time and investment, both in expertise and assets, for a competitor to replicate our existing position, and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins. In addition, we have acquired through share repurchase over $1.5 billion of our common stock in a little more than seven years of operation. Following the completion of the $400 million repurchase program approved in July 2019, in October 2020 the Board of Directors approved an up to $500 million share repurchase program. After repurchases made under this program in 2020, we have approximately $375 million remaining in the program to be completed by December 31, 2023. Further, in order to provide consistent and meaningful returns of capital to shareholders independent of share repurchase, we proudly initiated a quarterly dividend of $0.25 per share, or $1.00 per share on an annualized basis, to our shareholders beginning in December 2020. We have more than 9,900 hardworking employees as of December 31, 2020, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.
Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.

Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years, which is demonstrated by the 352 standalone Murphy Express locations (as of December 31, 2020) we have developed, the majority of which were developed after our 2013 spin-off from Murphy Oil Corporation. We expect to build up to 55 NTI locations and up to 25 raze-and-rebuilds per year, targeting high-return locations either in high traffic areas, near Walmart Supercenters, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller lot sizes, we now expect to build more NTI stores that are 2,800 square feet or larger. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
Diversify merchandise mix
We plan to continuously evaluate our remaining kiosk strategy in an effort to maximize our site economics and return on investment. Complementary to that strategy, we are continually refining our 1,200-1,400 square foot and 2,800 square foot designs to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. Key to achieving the highest potential returns from our large and small format stores is the development and execution of enhanced food and beverage ("F&B") capabilities. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark Holding Company, Inc. ("Core-Mark") and in addition, to optimize our promotional planning, merchandise assortment, and pricing effectiveness, in order to help boost overall site returns.
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
 Invest for the long term
We maintain a portfolio of predominantly fee-simple assets and utilize what we believe to be an appropriate debt structure that will allow us to be resilient during times of volatility in fuel demand, price, and margin. We believe our strong financial position should allow us to profitably execute our low-cost, high volume retail strategy through periods of both high and low fuel margins while preserving the ability to re-invest in and grow our existing sites, brand image and supporting capabilities. Furthermore, in addition to our site development capital and capability building investments we have diversified our shareholder distribution mechanism to provide consistent return of capital through quarterly cash dividends and meaningful share repurchase programs as we continue to focus on maximizing shareholder value.
Industry Trends
We operate within the large, growing, competitive and highly fragmented U.S. retail fuel and convenience store industry. Several key industry trends and characteristics, include:
•Sensitivity to gas prices among cost conscious consumers, and increasing customer demand for low-priced fuel;
•Highly fragmented nature of the industry providing larger chain operators like Murphy USA with significant scale advantage;

•Significantly increased fuel capacity in the marketplace by the addition of new-to-industry retail fuel and convenience stores, and
•High levels of consumer traffic around supermarkets and large format hypermarkets, supporting complementary demand at nearby and cross-promoted retail fuel stores.
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
Description of Our Business
We market fueling products through a network of Company retail stores and unbranded wholesale customers. During 2020, the Company sold approximately 3.9 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate Company-owned stores at December 31, 2020 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	Ohio	44
Arkansas	69	Louisiana	79	Oklahoma	55
Colorado	25	Michigan	27	South Carolina	63
Florida	131	Missouri	50	Tennessee	93
Georgia	99	Mississippi	55	Texas	327
Iowa	22	Nebraska	5	Utah	5
Illinois	43	Nevada	4	Virginia	23
Indiana	39	New Mexico	19
Kansas	7	North Carolina	90	Total	1,503

The following table provides a history of our Company-owned station count during the three-year period ended December 31, 2020:

	Years Ended December 31,
	2020	2019	2018
Start of period	1,489	1,472	1,446
New construction	24	17	26
Closed or sold	(10)	—	—
End of period	1,503	1,489	1,472
Since 2007, we have purchased from Walmart the properties underlying many of our Company stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
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
As of December 31, 2020, we own the sites of 1,047 of our Murphy USA stores and we lease and operate 99 Murphy USA sites from Walmart, also we lease and sublease 3 other sites from Walmart. We have five Murphy USA sites located near Walmart locations where we pay rent to other landowners. For more information about our operating leases, see Note 18 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2020.
As of December 31, 2020, we have 227 Murphy Express sites where we own the land and 125 locations where we rent the underlying land.
We have numerous sources for our retail fuel supply, including nearly all of the major and large oil companies operating in the U.S. We purchase fuel from oil companies, independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. All fuel is delivered by the truckload as needed to replenish supply at our Company stores. Our inventories of fuel on site turn approximately once daily. By establishing motor fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of motor fuel supply disruptions. At some locations, however, there are limited suppliers for fuel in that market and we may have only one supplier. Our refined products are distributed through a few product distribution terminals that are wholly owned and operated by us and from numerous terminals owned by others. About half of our wholly owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise. In 2020, we purchased more than 81% of our merchandise from a single vendor, Core-Mark, with whom we renewed a new five-year supply agreement in January 2021.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2020 are reported below.

	As of December 31,
	2020	2019	2018	2017	2016
Branded retail outlets:
Murphy USA®	1,151	1,161	1,160	1,158	1,152
Murphy Express	352	328	312	288	249
Total	1,503	1,489	1,472	1,446	1,401
Retail marketing:
Total fuel contribution (including retail, PS&W and RINs) (cpg)[1]	25.2	16.1	16.2	16.4	15.4
Gallons sold per store month (in thousands)	219.5	248.3	244.0	245.3	259.1
Merchandise sales revenue per store month	$166.3	$148.7	$139.7	$140.5	$144.4
Merchandise margin as a percentage of merchandise sales	15.6%	16.0%	16.5%	16.1%	15.6%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2020.

Competition
The U.S. petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on the basis of convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as quick service restaurants, supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations, and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry.
The retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail sites compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline sites. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors are: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety.
Market Conditions and Seasonality
Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, as well as changes in competitive conditions in the markets we serve.
Pandemics such as COVID-19 may have adverse impacts on the business as travel restrictions and changed customer behavior may cause decreased store traffic and decreased demand for fuel and convenience store offerings.
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
Trademarks
We sell gasoline primarily under the Murphy USA® and Murphy Express brands, which are trademarks of Murphy Oil. The Trademark License Agreement that we entered into with Murphy Oil in connection with the Separation contained a trademark license granting us the right to continue to use such Murphy Oil-owned trademarks throughout the term of that agreement subject to the terms and conditions therein. As of January 29, 2021, we have added the QuickChek® brand to our portfolio.

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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at most of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $4 million in 2021.
We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws, we could be responsible for investigating and remediating contamination relating to such sites, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stores, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further investigation or remediation obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. From time to time, we are subject to legal and administrative proceedings governing the investigation and remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks.

Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued Corporate Average Fuel Economy ("CAFE") standards in 2012 that set fuel economy standards and regulated emissions of GHGs for fleets of 2017-2025 model year cars and light duty trucks. in 2016, the NHTSA finalized a rule imposing stricter penalties against those who exceed CAFE standards. In 2019, the EPA and NHTSA jointly finalized part one of the Safer Affordable Fuel-Efficient ("SAFE") Vehicles Rule, which reduced the penalties for violations of CAFE standards and revoked California's authority to set its own fuel economy standards. In March 2020, EPA and NHTSA finalized part two of the SAFE Vehicles Rule, which amended and made less stringent the 2012 CAFE fuel economy and emissions standards for fleets of 2021-2026 model year cars and light duty trucks. However, in January 2021, President Biden signed an executive order that, among other things, directed heads of federal agencies to review various rules and regulations promulgated during the previous presidential administration, including parts one and two of the SAFE Vehicles Rule, indicating that a Biden administration may seek to impose stricter fuel economy and emissions standards for cars and light duty trucks and reinstate California's authority to set its own fuel economy standards. The EPA and NHTSA also regulate GHG emission and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. These and any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
Air emissions from our facilities are also subject to regulation. For example, certain of our fueling stores may be required to install and maintain vapor recovery systems to control emissions of volatile organic compounds to the air during the vehicle fueling process. Although the EPA declined to revise national ambient air quality standards for ground level ozone in December 2020, the EPA under a President Biden administration may revise such standards, which could require additional equipment upgrades and operating controls that could increase our capital and operating expenses.  Any other future environmental regulatory changes applicable to our business or operations may also result in increased compliance costs.
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
Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal and state levels, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves. We monitor such changes to ensure our continued compliance with these ever-changing regulations.
Human Capital
We know that the strength of our workforce is a significant contributor to the success of Murphy USA. As of December 31, 2020, Murphy USA had more than 9,900 employees, including 4,900 full-time employees and 5,000 part-time employees working at our stores and corporate headquarters.

We are committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal 2020 address among other things (i) Our Principles, (ii) Inclusion and Diversity, (iii) Talent Management, (iv) Total Rewards, (v) Our COVID-19 Response, and (vi) Workforce Safety.

Our principles are at the foundation of how we operate at Murphy USA. In fact, our principles are the values that shape the character of our company. We aim to have our human capital management focus be based on these Principles of Integrity, Respect, Citizenship, and Spirit.

Integrity	Respect	Citizenship	Spirit
Be persistently ethical and honest to foster trust. We carry ourselves with a quiet confidence because we know that – in the long run — our character will speak for itself. We always do the right thing, even when no one is watching.
Value and appreciate others. We encourage and promote diverse approaches in all our thoughts, ideas and actions. We understand the importance of the strengths, experiences and perspectives of others.
Believe in the power of good actions. We are committed to the greater good for our employees, company, customers, suppliers and other stakeholders. We are responsible and involved in the communities in which we live and work as ambassadors of Murphy USA.

Strive to be the best. We are highly engaged and truly care about what we do and how we are perceived. We have a strong desire to exceed our customers’ expectations. We work closely with each other to drive our success through reliable and consistent execution.

We are committed to living our principles, including "Respect" specifically as it relates to inclusion and diversity. We are intentional about working towards increasing visible and invisible diversity throughout Murphy USA. For instance:
•We partner with universities to attract diverse talent.
•We identify critical roles and potential successors with our succession management program.
•We strive to lift up talent through differentiated and personalized development.

We employ thoughtful talent management strategies, including annual succession planning, bi-annual people reviews, promotion review committees, mid-year and annual performance reviews, and cohort performance review calibrations.

We are dedicated to helping our employees succeed professionally through learning and development.
•Our field teams have comprehensive functional training programs at each level.
•We have individual development plans (IDPs) and an eLearning platform for employee-driven development.

•We provide leadership development opportunities for all leaders.
•We provide tuition reimbursement for home office employees and store managers.
•We sponsor employees seeking to earn their GED.

We have demonstrated a history of investing in our employees by offering competitive salaries and wages. We have benefit packages available at all levels of the organization. The benefit package offered to our full-time employees is:
•Comprehensive health, dental and vision insurance.
•Parental leave is available to all new parents for birth, adoption or foster placement.
•An Employee Assistance Program
•Profit sharing
•401K program with matching up to 6%
•Paid time off including: vacation, sick, bereavement, and holidays

We value the health, well-being and safety of our employees, customers and communities. Our executive leadership team initiated a COVID-19 Crisis Response Team to address the critical safety, operational and business risks associated with the pandemic. In March 2020, we launched a voluntary work-from-home plan available to virtually all home office based employees and revised critical work practices to promote a safe work environment for over 9,400 field-based employees and our customers. We established a temporary Emergency Sick Pay program for store-level employees who were negatively impacted by COVID-19.

We are committed to keeping our employees and customers safe through fostering and maintaining a strong safety culture and emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We have implemented a rapid response program to ensure safety events (i.e., slip and falls, medical emergencies, and vehicle accidents) are escalated quickly and responded to efficiently.
Properties
Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. We also own and operate two other office buildings in El Dorado, Arkansas that house our store support center and technology services personnel as of December 31, 2020 .   We have numerous owned and leased properties for our retail fueling stores as described under “Description of Our Business,” as well as wholly-owned product distribution terminals.
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
Our indebtedness could restrict our business and adversely impact our financial condition, results of operations or cash flows; our leverage could increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us in the future.
We have debt obligations that could restrict our business and adversely impact our financial condition, results of operations or cash flows. This outstanding indebtedness could have significant consequences to our future operations, including:
•making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations.
In addition, our credit facilities and the indentures that govern the notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.
Our leverage may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.  Our leverage could increase with additional borrowings on our shelf registration statement. We have below investment-grade ratings on our notes from Moody’s and S&P while our credit facilities are rated investment grade. Our credit ratings could be lowered or withdrawn entirely by a ratings agency if, in its judgment, the circumstances warrant. If our existing ratings are lowered, or otherwise we do not obtain an investment grade rating in the future for the notes, or if we do and a rating agency were to downgrade us again to below investment grade, our borrowing costs would increase and our funding sources could decrease. Actual or anticipated changes or downgrades in our ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our business, cash flows, financial condition and operating results.
Discontinuation, reform or replacement of LIBOR may adversely affect our variable rate debt.
Borrowings under our credit facilities are at variable rates of interest, primarily based on London Interbank Offered Rate ("LIBOR"). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. In November 2020, it was announced that one-week and two-month U.S. dollar denominated LIBOR rates will retire December 31, 2021, and the overnight, one-month, three month, six-month and 12-month U.S. dollar LIBOR rates will continue to be published through June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not been developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit facilities. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.
Our ability to meet our payment obligations under the notes and our other debt depends on our ability to generate significant cash flow in the future.
Our ability to meet our payment and other obligations under our debt instruments, including the notes, depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit agreement or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under the notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the notes and our other debt.
Despite our current indebtedness levels, we may be able to incur substantially more debt. This could exacerbate further the risks associated with our leverage.
We and our subsidiaries may incur substantial additional indebtedness, including secured indebtedness, in the future, subject to the terms of the indentures governing the notes and our credit agreement that limit our ability to do so. Such additional indebtedness may include additional notes, which will also be guaranteed by the guarantors, to the extent permitted by the indentures and our credit agreement. Although the indentures limit our ability and the ability of our subsidiaries to create liens securing indebtedness, there are significant exceptions to these limitations that will allow us and our subsidiaries to secure significant amounts of indebtedness without equally and ratably securing the notes. If we or our subsidiaries incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our and our subsidiaries' assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the notes that are not similarly secured. In addition, the indentures governing the Senior Notes will not prevent us or our subsidiaries from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify.
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
At December 31, 2020, most of our 1,503 Company stores were located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.
Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  RIN prices also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of RIN prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In

2020, RIN prices fluctuated more widely along with the volatile wholesale fuel supply market due to COVID pressures and continued increasing into year-end as the new administration prepared to take office in Washington D.C. Although a decline in RIN prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from the sale of RINs.

Current litigation and future rulemaking could impact the present point of obligation under the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market--and then retire with the federal government RINs to satisfy their individual obligations. However, pending litigation and soon-to-begin EPA rulemaking activities concerning the RFS standard could potentially open the door to a change in the point of obligation. If the point of obligation were to be shifted from refiners to blenders, Murphy USA would potentially have to utilize the RINs that it obtains through its blending activities to satisfy a new obligation and would therefore be unable to sell those RINs to third parties. This could have an impact on the Company's current business model, unless it were able to pass along these costs to consumers or other parties.
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
While we have a high confidence level that our growth of up to 55 new stores and up to 25 raze-and-rebuild stores is secure due to our existing pipeline of land closures, the future development relies on the continued growth of our project pipeline. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline.
We currently have one primary supplier for over 81% of our merchandise. A disruption in supply could have a material effect on our business.
In 2020, over 81% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In January 2021, we renewed and extended for another five years a supply contract with Core-Mark that began in late January 2016. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We have entered into a credit facility to provide us with available financing for working capital and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows. Uncertainty and volatility in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our credit facility. Accordingly, we may not be able to obtain the full amount of the funds available under our credit facility to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position. Further, since the credit facility is secured by receivables and inventories, low commodity prices can limit the borrowing base to an amount substantially less than its ceiling as the resulting collateral for the loan is required to be valued at then current pricing on a monthly basis.
We could be adversely affected if we are not able to attract and retain highly qualified senior personnel.
We are dependent on our ability to attract and retain highly qualified senior personnel. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected.

Risks Relating to the QuickChek Acquisition
The anticipated benefits of the QuickChek acquisition may not be realized or those benefits may take longer to realize than expected.
The success of the QuickChek acquisition will depend, to a large extent, on our ability to realize the anticipated benefits and cost savings derived from the transaction and our ability to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we and QuickChek have devoted significant management attention and resources prior to closing to prepare for integrating, and we will devote significant management attention and resources post-closing to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits.
Following completion of the QuickChek acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and QuickChek have achieved or might achieve separately. In addition, we continue to evaluate our estimates of synergies to be realized from the QuickChek acquisition, so our actual cost-savings could differ materially from our current estimates. We cannot give assurance that we will achieve the full amount of cost-savings on the schedule anticipated or at all.
A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the post-acquisition company and could adversely affect its results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:
•the diversion of management's attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in the assimilation of employees;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in keeping existing customers and obtaining new customers;
•potential unknown liabilities, adverse consequences, and unforeseen increased expenses and unanticipated competitive responses associated with the QuickChek acquisition; and
•coordinating a more geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact the business, financial condition, and results of operations of the post-acquisition company. In addition, even if our operations are integrated successfully with QuickChek, the full benefits of the transaction may not be realized, including the synergies, cost savings, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with QuickChek. An inability to realize the full extent of, or any of, the anticipated benefits of the QuickChek acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations, and cash flows. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of our common stock.
We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.
We expect to have balances of goodwill and identified intangible assets as a result of the QuickChek acquisition. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

There is significant judgement required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long–lived assets decreases, we may determine that one or more of our long–lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.
We have incurred, and expect to continue to incur, significant transaction costs in connection with the QuickChek acquisition.
In connection with the QuickChek acquisition, we have incurred and expect to continue to incur significant costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, employee benefit–related expenses, printing expenses and other related charges. In addition, we may incur significant one–time charges as a result of costs associated with the QuickChek acquisition. We will not be able to quantify the exact amount of these charges or the period in which they will be incurred until after the QuickChek acquisition is completed. While we have assumed that a certain level of expenses will be incurred in connection with the QuickChek acquisition, there are many factors that could affect the total amount or timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with the QuickChek acquisition that we do not anticipate and may not be able to recoup. These costs and expenses could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid, and could reduce the benefits and income we expect to achieve from the QuickChek acquisition.
Risks Relating to Our Industry
Pandemics or disease outbreaks, such as the novel coronavirus ("COVID-19 virus"), may disrupt consumption and trade patterns, supply chains and normal business activities, which could materially affect our operations and results of operations.
Pandemics or disease outbreaks such as COVID-19 virus may continue to have depressed demand for our fuel and convenience merchandise products because quarantines may inhibit the ability or need for our customers to shop with us. We also may experience disruptions of logistics necessary to obtain and deliver products to our stores and our customers as we rely on third-parties to perform these vital functions to our business.
In addition, we could experience issues with our workforce that limit our ability to continue to operate our stores at their normal hours of operations or experience government intervention that requires us to reduce hours or close certain locations. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in an economic downturn that could adversely affect the economies and financial markets, resulting in an economic downturn that could affect customers' demand for our products and services.
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
We store gasoline in storage tanks at our retail sites. Our operations are subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, fines imposed by governmental agencies or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our assets such as gasoline terminals and certain retail fueling stores lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer. Moreover, it should be noted that scientists have predicted that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If such effects were to occur, our operations could be adversely affected. Although we maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.
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
Future tobacco legislation, potential court rulings affecting the tobacco industry, campaigns to discourage smoking, increases in tobacco taxes and wholesale cost increases of tobacco products could have a material adverse impact on our retail operating revenues and gross margin.
Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, potential rulings in court cases impacting the tobacco industry, and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  Governing bodies continue to consider banning flavored tobacco products. If such efforts are successful, it could have a further negative impact on our tobacco sales. These factors could materially and adversely affect our retail price of cigarettes, tobacco unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 17 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2020 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail sites.
We rely on our technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our technology systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations. In addition, as of January 2021, Murphy USA completed the required installation of Europay, Mastercard, and Visa ("EMV") chip readers at automated fuel pumps which will protect the Company from being financially responsible for most fraud and counterfeit chargebacks occurring at the point of sale.
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
The price at which our common stock trades may fluctuate significantly.  The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to:
•fluctuations in quarterly or annual results of operations, especially if they differ from our previously announced guidance or forecasts made by analysts;
•announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;
•our ability to execute our business plan;
•competitive environment;
•regulatory developments; and
•changes in overall stock market conditions, including the stock prices of our competitors.
Provisions in our Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or prevent a change in control of us.
The existence of some provisions of our Certificate of Incorporation and Bylaws and Delaware law could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:
•providing for a classified board of directors;
•providing that our directors may be removed by our stockholders only for cause;
•establishing super majority vote requirements for our shareholders to amend certain provisions of our Certificate of Incorporation and our Bylaws;
•authorizing a large number of shares of stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•prohibiting stockholders from calling special meetings of stockholders or taking action by written consent; and
•establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at the annual stockholder meetings.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2020.

Item 2.  PROPERTIES

Descriptions of the Company’s properties are included in Item 1 of this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy USA considers incidental to its business.  See Note 17 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2020.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

SUPPLEMENTAL INFORMATION; Information About our Executive Officers

The age at January 1, 2021, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2020, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 57; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 51; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.
John A. Moore – Age 53; Senior Vice President and General Counsel since August 2013. Mr. Moore joined Murphy Oil in 1995 as Associate Attorney in the Law Department. He was promoted to Attorney in 1998 and Senior Attorney in 2005. He was promoted to Manager, Law and assumed the role of Corporate Secretary for Murphy Oil in 2011. Mr. Moore holds a bachelor’s degree in Philosophy from Ouachita Baptist University and a Law degree from the University of Arkansas.
Robert J. Chumley – Age 56; Senior Vice President, Merchandising and Marketing since September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Renee M. Bacon – Age 51; Senior Vice President, Sales and Operations since February 2019. Ms. Bacon joined Murphy USA in 2016 as Regional Vice president, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. She holds a Bachelor of Business Administration from the University of Texas--Austin. Ms. Bacon also holds a Master of Business Administration from the University of Houston and a Doctorate of Jurisprudence from the University of Tennessee.
Terry P. Hatten – Age 54; Senior Vice President, Human Resources and Chief Information Officer since June 2018. Mr. Hatten joined the Company from Commercials Metal Company where he served as Chief Human Resources Officer. His previous experience includes Human Resources leadership roles at General Nutrition Centers (GNC), Dean Foods, and Pepsi Bottling Group. He graduated with a bachelor of arts degree from Gannon University. Mr. Hatten also holds a master's degree in industrial and labor relations from Indiana University of Pennsylvania.
Christopher A. Click – Age 48; Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A & M University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,797 stockholders of record as of December 31, 2020.

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
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid a quarterly dividend of $0.25 per share, or $1.00 annually, in the fourth quarter of 2020 and expects to continue quarterly payments at the same rate for the near future. Dividends were not paid in any previous year.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 7 “Long-Term Debt” and Note 21 "Subsequent Events" to the accompanying audited consolidated financial statements for the three years ended December 31, 2020 for additional information.
On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. This repurchase plan was completed in November 2020, and a new authorization of $500 million, announced October 28, 2020, is now in effect. During 2020, total purchases under the two plans were 3,338,028 common shares for $399.6 million, or $119.70 per share. Purchases made under the July 2019 authorization in 2020 were 2,368,374 common shares for $274.6 million, or $115.93 per share and under the October 2020 authorization 969,654 common shares were purchased for $125.0 million, or $128.91 per share, leaving approximately $375.0 million remaining available, as of December 31, 2020, through December 2023.
    Below is detail of the company's purchases of its own equity securities during the fourth quarter of 2020.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs 1
October 1, 2020 to October 31, 2020	296,601	$126.53	296,601	$6,972,549
November 1, 2020 to November 30, 2020	644,371	129.37	644,371	423,174,321
December 1, 2020 to December 31, 2020	378,122	127.40	378,122	375,000,219
Three Months Ended December 31, 2020	1,319,094	$128.17	1,319,094	$375,000,219

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on July 31, 2019 include authorization for the Company to acquire up to $400 million of its common shares by July 31, 2021. The July 2019 authorization was completed in November 2020 and a new authorization of $500 million was announced on October 28, 2020.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 10 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	665,839	$79.60	3,375,011
Equity compensation plans not approved by security holders	—	—	—
Total	665,839	$79.60	3,375,011

(1)Amounts in this column include outstanding restricted stock units.
(2)Number of shares available for issuance includes 3,008,441 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2020 plus 366,570 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2020.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2015, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P 400 Midcap Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

240
220
200
180
160
140
120
100
80
Index (100 as of 12/31/2015)
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Murphy USA Inc.
S&P 500 Index
S&P 400 Midcap Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P 400 Mid cap Index
December 31, 2015	$100	$100	$100
December 31, 2016	$101	$110	$119
December 31, 2017	$132	$131	$136
December 31, 2018	$126	$123	$119
December 31, 2019	$193	$158	$148
December 31, 2020	$215	$184	$166

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

•Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the three years ended December 31, 2020.

•Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the three years ended December 31, 2020. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business

Our business consists primarily of the marketing of retail fuel products and convenience merchandise through a network of retail gasoline stores and unbranded wholesale customers. Our owned retail stores are primarily all located near Walmart stores and use the brand name Murphy USA®. We also market gasoline and other products at stand-alone stores under the Murphy Express brand. At December 31, 2020, we had a total of 1,503 Company stores in 25 states, principally in the Southeast, Southwest and Midwest United States.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we expect our total fuel sales volumes to grow over time and the gross margins we realize on those sales to remain strong in a normalized environment, these gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, travel restrictions and stay-at-home orders imposed during a pandemic such as COVID-19, severe refinery mechanical failures for an extended period of time, and competition in the local markets in which we operate. The COVID-19 pandemic continues to impact gasoline demand as the work-from-home and virtual school environment is still affecting many areas with no changes expected until mid 2021. If the recoveries experienced throughout 2020 stall or reverse as a resurgence in COVID-19 infection rates and related government intervention occur, this could cause volume declines. However, incrementally higher fuel margins related to volume decline may help mitigate any adverse financial impact.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn squeezes the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2020 were very volatile during the year ranging from negative territory to a maximum of $63 per barrel due to pandemic related influences and other world events. The lower wholesale prices in 2020 have resulted in a higher fuel contribution on a cents per gallon ("cpg") basis, but this higher contribution was partially offset by declines in the fuel volume sold. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) was 25.2 cpg in 2020, a 56.3% increase over 2019's total fuel contribution of 16.1 cpg.

Our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and ethanol RIN prices ranged from $0.05 to $0.72, with an average sales price of $0.41 per RIN for the year 2020. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2020, we had $800 million of Senior Notes and $212.5 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements. At December 31, 2020, we had additional available capacity under the committed $325 million credit facilities (subject to the borrowing base), together with capacity under a $150 million incremental uncommitted facility. We expect to use the credit facilities to provide us with available financing intended to meet any ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements.There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2021 to range from approximately $325 million to $375 million depending on how many new sites are completed.  We intend to fund our capital program in 2021 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future with our acquisition that was completed on January 29, 2021 of the QuickChek chain of stores and as we expand our food and beverage capabilities with development of a fit-for-purpose F&B model for our stores. We have an active real estate development team that maintains a ready pipeline of desirable site locations for development. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months. Beginning in the latter half of March 2020, we began to see a disruption to typical seasonal patterns as a result of stay-at-home restrictions due to the COVID-19 pandemic. This pattern continued throughout the remainder of the year, resulting in fuel volumes sold falling below our historical average. At present we cannot forecast how such measures will affect seasonal patterns into 2021 and the pandemic continues to influence travel behavior.

Business Segments
Our business is organized into one operating segment which is Marketing.  The Marketing segment includes our retail marketing sites and product supply and wholesale assets. For operating segment information, see Note 20 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2020.

Results of Operations

Consolidated Results

For the year ended December 31, 2020, the Company reported net income of $386.1 million or $13.08 per diluted share on revenue of $11.3 billion.  Net income was $154.8 million for 2019 or $4.86 per diluted share on revenue of $14.0 billion.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2020	2019	2018
Marketing	$442.2	$215.0	$214.2
Corporate and other assets	(56.1)	(60.2)	(0.6)
Net income	$386.1	$154.8	$213.6

Net income for 2020 increased compared to 2019, primarily due to:
•Higher all-in fuel contribution;
•Higher merchandise contribution;
•Lower station and other operating expenses, primarily due to lower payment fees;
•Lower interest expense;
•No loss on early debt extinguishment in 2020

The items below partially offset the increase in earnings in the current period:
•Higher depreciation expense;
•Higher general and administrative expenses

Net income for 2019 decreased compared to 2018 primarily due to:
•Lower settlement proceeds from Deepwater Horizon spill recorded in Corporate and other assets;
•Higher station and other operating expenses;
•Higher general and administrative expenses;
•Higher depreciation;
•Loss on early debt extinguishment

The items below partially offset the decrease in earnings of 2019 from 2018:
•Higher all-in fuel contribution;
•Higher merchandise contribution

2020 versus 2019
Revenues for the year ended December 31, 2020 decreased $2.8 billion, or 19.7%, compared to 2019.  The decrease was due to a lower retail fuel price of 42 cpg for 2020 due to lower wholesale fuel prices partially due to the travel restrictions related to the COVID-19 pandemic and combined with a decrease in retail fuel sales volumes of 10.8%. Merchandise sales were higher year-over-year by 12.8% primarily due to sales from cigarettes and lottery.
Cost of sales decreased $3.1 billion, or 23.9%, compared to 2019, due to the decrease in retail fuel volumes sold and lower average cost of fuel and was partially offset by increased merchandise cost of sales due to an increase in numbers of units sold.

Station and other operating expenses decreased $10.2 million,or 1.8% in 2020 due primarily to lower payments fees driven by lower fuel revenues and was partially offset by higher employee related expenses. On an average per store month (APSM) basis, station operating expenses excluding credit card fees and rent increased 2.5% in 2020.  For the year 2020, COVID-related operating expenses were $236 on an APSM basis, without these costs the OPEX increase would have been 1.4%.
Selling, general and administrative expenses for 2020 were higher by $26.5 million.  The increase was mainly due to a $10 million charitable contribution, higher employee-related costs in the current year, and higher professional service costs.
Interest expense in 2020 decreased by $3.7 million compared to 2019 due to lower interest rates on the 2029 bonds outstanding compared to the 2023 bonds for a full year compared to a partial year in 2019. Additionally, in 2019 there was an accelerated write-off of associated debt issuance costs on redemption of the 2023 bonds and modification of the revolver.
During 2019, the company recorded a $14.8 million loss on early debt extinguishment related to the call and redemption of our 2023 Senior Notes and had no such costs in 2020.
Depreciation expense in 2020 increased $8.8 million due primarily to more stores in operation when compared to 2019, combined with accelerated depreciation on raze-and-rebuilds.
Income tax expense was higher in 2020 by $75.4 million due primarily to higher pretax income.  The effective income tax expense rate in 2020 was 24.2% compared to 23.5% for 2019 due to fewer discrete state income tax benefits.

2019 versus 2018

Revenues for the year ended December 31, 2019 decreased $0.3 billion, or 2.3%, compared to 2018. The decrease was primarily due to a decrease in retail fuel prices of 14 cpg for the 2019 full year which was partially offset by an increase in retail fuel sales volumes of 3.4%, due primarily to an increase in the number of stores and improved pricing tactics. Merchandise sales were also higher year-over-year by 8.1%
Cost of sales decreased $0.4 billion, or 2.8%, compared to 2018.  This decrease was due to retail fuel sold at a lower average cost which was partially offset by higher volumes and increased merchandise cost of goods sold.
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
Depreciation expense in 2019 increased $18.2 million due primarily to more stores in operation during 2019 when compared to 2018, combined with accelerated depreciation on raze-and-rebuilds.
Income tax expense was lower in 2019 by $12.7 million due primarily to lower pretax income. The effective rate in 2019 was 23.5% compared to a tax benefit of 22.0% for 2018 due to fewer discrete state income tax benefits and lower excess tax benefits from equity compensation.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2020 increased $293.8 million, or 104.4%, from 2019 due to increased all-in fuel and merchandise margins and lower station and other operating costs, partially offset by increased general and administrative costs and depreciation.

The tables below show the results for the Marketing segment for the three years ended December 31, 2020 along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2020	2019	2018
Operating revenues
Petroleum product sales	$8,208.6	$11,373.8	$11,858.4
Merchandise sales	2,955.1	2,620.1	2,423.0
Other	100.3	40.4	80.9
Total operating revenues	$11,264.0	$14,034.3	$14,362.3

Operating expenses
Petroleum product cost of goods sold	7,325.7	10,707.4	11,251.1
Merchandise cost of goods sold	2,495.7	2,200.7	2,022.5
Station and other operating expenses	549.0	559.3	541.3
Depreciation and amortization	146.3	138.9	124.5
Selling, general and administrative	171.1	144.6	136.2
Accretion of asset retirement obligations	2.3	2.1	2.0
Total operating expenses	$10,690.1	$13,753.0	$14,077.6
Gain (loss) on sale of assets	1.3	0.1	(1.1)
Income from operations	575.2	281.4	283.6

Other income (expense)
Interest expense	(0.1)	(0.1)	(0.1)
Other nonoperating income	—	—	0.2
Total other income (expense)	$(0.1)	$(0.1)	$0.1

Income before income taxes	575.1	281.3	283.7
Income tax expense (benefit)	132.9	66.3	69.5
Income	$442.2	$215.0	$214.2

Total tobacco sales revenue per same store sales[1,2]	$120.6	$107.3	$101.2
Total non-tobacco sales revenue per same store sales[1,2]	45.5	41.0	39.1
Total merchandise sales revenue per same store sales[1,2]	$166.1	$148.3	$140.3
[1]2019 and 2018 amounts not revised for subsequent raze-and-rebuild activity
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,503	1,489	1,472
Total store months during the period	17,770	17,621	17,343

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

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2020	2019	2018
Total retail fuel contribution ($ Millions)	$895.0	$605.8	$624.2
Total PS&W contribution ($ Millions)	(8.5)	64.0	(13.8)
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	95.6	34.8	75.2
Total fuel contribution ($ Millions)	$982.1	$704.6	$685.6
Retail fuel volume - chain (Million gal)	3,900.9	4,374.5	4,232.2
Retail fuel volume - per site (K gals APSM)[1]	219.5	248.3	244.0
Retail fuel volume - per site (K gal SSS)[2]	216.2	243.8	242.6
Total fuel contribution (including retail, PS&W and RINs) (cpg)	25.2	16.1	16.2
Retail fuel margin (cpg)	22.9	13.8	14.7
PS&W including RINs contribution (cpg)	2.3	2.3	1.5
1APSM metric includes all stores open through the date of calculation
[2]2019 and 2018 amounts not revised for subsequent raze-and-rebuild activity (see SSS definition above)

The reconciliation of the total fuel contribution to the Consolidated Income Statements is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2020	2019	2018
Petroleum product sales	$8,208.6	$11,373.8	$11,858.4
Less Petroleum product cost of goods sold	(7,325.7)	(10,707.4)	(11,251.1)
Plus RINs and other (included in Other Operating Revenues line)	99.2	38.2	78.3
Total fuel contribution	$982.1	$704.6	$685.6

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2020	2019	2018
Total merchandise contribution ($ Millions)	$459.4	$419.4	$400.4
Total merchandise sales ($ Millions)	$2,955.1	$2,620.1	$2,423.0
Total merchandise sales ($K SSS)[1,2]	$166.1	$148.3	$140.3
Merchandise unit margin (%)	15.6%	16.0%	16.5%
Tobacco contribution ($K SSS)[1,2]	$16.5	$14.6	$13.7
Non-tobacco contribution ($K SSS)[1,2]	$10.0	$9.6	$9.6
Total merchandise contribution ($K SSS)[1,2]	$26.5	$24.2	$23.3
[1]2019 and 2018 amounts not revised for subsequent raze-and-rebuild activity (see SSS definition above)
[2]Includes site-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

2020 versus 2019

Total fuel contribution for the year ended December 31, 2020 was $982.1 million, a 39.4% increase over 2019. This contribution improvement was partially offset by lower total fuel volumes for the year ended December 31, 2020, which were down 10.8% primarily due to the COVID-19 pandemic travel restrictions and it impacted retail fuel volumes in 2020 on a SSS basis as well which were lower by 12.3% compared to 2019.
The Marketing segment had total revenues of $11.3 billion in 2020 compared to approximately $14.0 billion in 2019, a decrease of $2.7 billion, due primarily to a lower average retail fuel price and decreased volumes sold. Revenue amounts included excise taxes collected and remitted to government authorities of $1.8 billion in 2020 and $1.9 billion in 2019.
Total fuel sales volumes on an SSS basis were 216,158 gallons per month in 2020, a decrease  from 243,818 gallons per month in the prior year. Retail fuel margin increased in 2020 to 22.9 cpg, compared to 13.8 cpg in the prior year. The higher fuel margins in the current year were attributed to a decrease in average wholesale fuel prices in 2020. Total product supply and wholesale margin dollars before RINs decreased in the current year, which is typical in a declining price environment due to timing and inventory price adjustments. This decline was offset by an increase in the contribution from sales of RINs. During 2020, operating income included $95.5 million from the sale of 233.9 million RINs at an average selling price of $0.41 per RIN compared to 2019's $34.8 million for the sale of 197.0 million RINs at an average price of $0.18 per RIN.
Merchandise sales were up 12.8% in 2020 to $3.0 billion. Merchandise unit margins decreased 40 basis points, to 15.6% in 2020 from 16.0% in 2019. On a SSS basis, total merchandise sales were up 11.7% with tobacco products up 12.8%, along with an 8.7% increase in non-tobacco sales.  Total margins on a SSS basis for 2020 were up 9.6% with tobacco margins higher by 14.9%, and there was an overall increase of 2.0% in non-tobacco margins, mainly from increased lottery but which were partially offset by lower sales in the snack categories.
Station and other operating expenses decreased $10.3 million in 2020 compared to 2019 levels, a decrease of 1.8%. This decrease in total dollars was due mainly to lower payment fees due to lower retail sales which was mostly offset by increases in rents and store operating costs due to an increase in store count. Excluding credit card fees and rent on an APSM basis, station and other operating expenses at the retail level were higher in 2020 by 2.5% compared to 2019 levels. This increase was due primarily to higher employee related expenses and COVID-related expenses. COVID-related expense on an APSM basis were $236, without these costs, the increase in OPEX would have been 1.4% versus 2019.
Depreciation and amortization increased $7.4 million in 2020, an increase of 5.3%. This increase was caused by more stores operating in the 2020 period combined with accelerated depreciation on raze-and-rebuild sites.
Selling, general and administrative expenses ("SG&A") increased $26.5 million in 2020 compared to 2019.  The increased SG&A costs were primarily due to a $10 million charitable contribution, higher employee related expenses, and higher professional service costs.

2019 versus 2018

Total fuel volumes for the year ended December 31, 2019 were up 3.4%.  Retail fuel volumes in 2019 on a SSS basis were higher by 1.2% compared to 2018. The increase in retail volumes on a SSS basis was primarily attributable to improved pricing tactics.
The Marketing segment had total revenues of $14.0 billion in 2019 compared to approximately $14.4 billion in 2018, an decrease of $0.4 billion. Revenue amounts included excise taxes collected and remitted to government authorities of $1.9 billion in 2019 and $1.8 billion in 2018.
Total fuel sales volumes on an SSS basis were 243,818 gallons per month in 2019, increased from 242,562 gallons per month in the prior year. Retail fuel margin decreased in 2019 to 13.8 cpg, compared to 14.7 cpg in the prior year. The lower fuel margins in the period were attributed to a rising fuel price environment which typically compresses retail margins. Total product supply and wholesale margin dollars excluding RINs increased in 2019 which is typical in a rising price environment due to timing and inventory price adjustments, partially offset by a decline in the contribution of RINs sales. During 2019, operating income included $34.8 million from the sale of 197.0 million RINs at an average selling price of $0.18 per RIN compared to $75.2 million for the sale of 227.2 million RINs at an average price of $0.33 per RIN in 2018.
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
Depreciation and amortization increased $14.4 million in 2019, an increase of 11.5%. This increase was caused by more stores operating in the 2019 period combined with accelerated on raze-and-rebuild sites.
Selling, general and administrative expenses increased $8.4 million in 2019 compared to 2018.  The increased SG&A costs were primarily due to higher professional fees, employee benefits and other technology service expenses.
Corporate and other assets

2020 versus 2019
Income from continuing operations for Corporate and other assets in 2020 was a loss of $56.1 million, compared to a loss of $60.2 million in 2019. Net interest expense was lower in the current year by $3.7 million primarily due to the lower interest rates on the 2029 bonds for the full year compared to the interest rate on the 2023 bonds in the prior year as well as early amortization of associated debt issuance costs due to the call of the 2023 Senior Notes in September 2019. The Company incurred a $14.8 million loss on early debt extinguishment during 2019 related to the 2023 Senior Notes and had no such loss in 2020.

2019 versus 2018
Income from continuing operations for Corporate and other assets in 2019 was a loss of $60.2 million compared to a loss of $0.6 million in 2018. The 2018 results included the recognition of net settlement proceeds of approximately $50.4 million (pretax) from the 2010 Deepwater Horizon oil spill compared to $0.1 million (pretax) in 2019. Net interest expense was higher in 2019 compared to 2018 by $2.0 million primarily due to the additional borrowings on the term loan, early amortization of associated debt issuance costs due to the call of the 2023 Senior Notes in September 2019, and was partially offset by lower interest rates on the $500 million Senior Notes issued on September 13, 2019 combined with lower capitalized interest. The Company incurred a $14.8 million loss on early debt extinguishment during 2019 related to the 2023 Senior Notes. Depreciation and amortization expense for 2019 was $3.8 million more than in 2018.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2020.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018

Net income	$386.1	$154.8	$213.6
Income tax expense (benefit)	123.0	47.6	60.3
Interest expense, net of interest income	50.2	51.7	51.4
Depreciation and amortization	161.0	152.2	134.0
EBITDA	720.3	406.3	459.3
Net settlement proceeds	—	(0.1)	(50.4)
Accretion of asset retirement obligations	2.3	2.1	2.0
(Gain) loss on sale of assets	(1.3)	(0.1)	1.1
Loss on early debt extinguishment	—	14.8	—
Acquisition related costs	1.7	—	—
Other nonoperating (income) expense	(0.3)	(0.4)	(0.2)
Adjusted EBITDA	$722.7	$422.6	$411.8

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2020, we had $163.6 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.
At December 31, 2020, we had borrowing capacity under a committed $325 million asset based loan facility (the "ABL facility") (subject to the borrowing base) and an outstanding balance in our term loan of $212.5 million, as well as a $150 million incremental uncommitted facility.  At December 31, 2020, we had $325 million of borrowing capacity that we could utilize for working capital and other general corporate purposes under our existing facility, including to support our operating model as described herein. Our borrowing base limit for the facility was approximately $214.7 million based on December 31, 2020 balance sheet information.  See “Debt – Credit Facilities” for the calculation of our borrowing base. Subsequent to year end the Company's capital structure was reconfigured as noted in the following QuickChek acquisition section.

We also have a shelf registration on file with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
QuickChek Acquisition
On January 29, 2021, the Company completed its acquisition of QuickChek which was announced on December 14, 2020, for all-cash consideration of $645 million before adjustments for working capital and other items. In conjunction with the closing of the acquisition, the Company entered in a new credit agreement that provides for a new cash flow revolving facility with commitments of $350 million and a new term loan in a principal amount of $400 million. Additional borrowing capacity under the revolving facility may be extended at our request and with the consent of the participating lenders. The Company also issued a new series of 3.750% senior unsecured notes due 2031 in an aggregate principal amount of $500 million. As a result of the above transactions, the existing ABL facility was terminated and the term loan with $200 million remaining balance outstanding at closing was repaid and retired.
Operating Activities
Net cash provided by operating activities was $563.7 million for the year ended December 31, 2020 and $313.3 million for the comparable period in 2019, an increase of 79.9%, primarily due to an increase in net income of $231.3 million in 2020 compared to 2019 and the amount of cash provided from changes in noncash working capital in 2020 increasing by $35.6 million.  For the current year, cash provided by changes in noncash operating working capital was due to a decrease of $4.9 million in accounts receivable, a decrease of $16.6 million in prepaid expenses and other current assets, an increase of $8.3 million in accounts payable and accrued liabilities, and an increase of $8.8 million in income taxes payable, which were partially offset by an increase of $51.7 million in inventories. Other sources of operating cash included a $5.9 million benefit in payroll taxes payable which have been deferred under the CARES Act. The changes in accounts receivable and accounts payable were due to timing of invoicing, billing, payments, and receipts. The variance in prepaid expenses and other current assets and income taxes payable were due to increased pretax income in the current year which moved the Company from a prepaid income tax position to a payable. See also Note 14 "Other financial information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2020. There were debt extinguishment costs in 2019 and there were no such costs in 2020.
Net cash provided by operating activities was $313.3 million in 2019 and was $398.7 million in 2018. The primary reason for changes in the amounts between 2019 and 2018 related to lower net income, the amount of cash generated from working capital and was offset by benefits from non-cash depreciation and amortization and loss on early debt extinguishment. Changes in noncash working capital from 2018 to 2019 were an increase of $33.4 million from accounts receivable, an increase of $6.1 million in inventory, an increase of $3.3 million in prepaid expense and $5.9 million in accounts payable.
Investing Activities
For the year ended December 31, 2020, cash required by investing activities was $224.3 million compared to cash required by investing activities of $203.1 million in 2019. The investing cash increase of $21.2 million in 2020 was due primarily to capital expenditures which required cash of $230.7 million in 2020 compared to $204.8 million in 2019 due primarily to more new store openings. Partially offsetting cash required for investing activities was proceeds of the sale of Minnesota assets in 2020.
In 2019, cash required by investing activities was $203.1 million, primarily due to capital expenditures of $204.8 million, while 2018 required cash from investing activities of $209.1 million, primarily due to capital expenditures of $204.3 million.
Financing Activities

Financing activities in the year ended December 31, 2020 required net cash of $456.1 million compared to a net cash required of $14.4 million in the year ended December 31, 2019. The increase in financing cash requirements was due to an increase of $233.8 million in share repurchases and $6.9 million in dividends paid, partially offset by $209.3 million less in net borrowings of debt and no payments for debt extinguishment and debt issuance costs in 2020.
Net cash required by financing activities was $14.4 million for the year ended December 31, 2019 and in 2018 was $175.1 million. The differences in 2019 were due to net borrowings of $170.4 million in 2019 compared to net payments of $21.3 million in 2018 and were partially offset by payments in 2019 of $10.4 million for debt extinguishment costs and $4.1 million for debt issuance costs. There were $165.8 million in stock repurchases in 2019 compared to $144.4 million in 2018.
Share Repurchase program

    On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. This repurchase plan was completed in November 2020, and a new authorization of $500 million, announced October 28, 2020, is currently in effect. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

    During the year 2020, total purchases under the two plans were 3,338,028 common shares for $399.6 million, or $119.70 per share. Purchases made under the July 2019 authorization in 2020 were 2,368,374 common shares for $274.6 million, or $115.93 per share and under the October 2020 authorization, 969,654 common shares were purchased for $125.0 million, or $128.91 per share, leaving approximately $375.0 million remaining available, as of December 31, 2020, through December 2023.
Debt
 Our long-term debt at December 31, 2020 and 2019 was as set forth below:

	December 31,
(Millions of dollars)	2020	2019
5.625% senior notes due 2027 (net of unamortized discount of $2.4 at 2020 and $2.7 at 2019)	297.6	297.3
4.75% senior notes due 2029 (net of unamortized discount of $5.4 at 2020 and $6.1 at 2019)	494.6	493.9
Term loan due 2023 (effective interest rate of 2.67% at 2020 and 4.31% at 2019)	212.5	250.0
Capitalized lease obligations, vehicles, due through 2024	2.1	2.4
Unamortized debt issuance costs	(4.4)	(5.5)
Total long-term debt	1,002.4	1,038.1
Less current maturities	51.2	38.8
Total long-term debt, net of current	$951.2	$999.3

Subsequent to year end, on January 29, 2021, the Company updated its debt structure as a result of the QuickChek acquisition. The information below has been updated to reflect the most recent outstanding debt obligations of the Company. For more detail on debt outstanding at December 31, 2020, see Note 7 "Long-Term Debt" in the audited consolidated financial statements for the three years ended December 31, 2020 included in this Annual Report on Form 10-K.
Senior Notes
On April 25, 2017, Murphy Oil USA, Inc. ("MOUSA"), our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") under its existing shelf registration statement. The 2027 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities (as defined below). The indenture governing the 2027 Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company, MOUSA, and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, MOUSA issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of MOUSA's senior notes due 2023. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

On January 29, 2021, MOUSA issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes"and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 and 2029 Senior Notes.

The Senior Notes and related guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Credit Facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Credit Facilities and Term Loan

On January 29, 2021, the Company entered into a new credit agreement that consists of both a cash flow revolving credit facility and a senior secured term loan and that replaced the Company’s prior ABL facility and term loan contained in the credit facility that was last renewed in 2019, respectively.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”).

Interest payable on the Credit Facilities is based on either:

•the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”); or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate”, (b) the greater of federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, (i) with respect to the Revolving Facility, spreads ranging from 1.75% to 2.25% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the Term Facility, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings (i) with respect to the Revolving Facility, spreads ranging from 0.75% to 1.25% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the Term Facility, a spread of 1.75% per annum.

The Term Facility amortizes in quarterly installments starting with the first amortization payment being due on July 1, 2021 at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales, casualty events (subject to certain reinvestment rights) and issuances of indebtedness not permitted under the Credit Agreement and with designated proceeds received from certain asset sales, issuances of indebtedness and sale-leaseback transactions, subject to certain exceptions. The Credit Agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The credit agreement also contains total leverage ratio and secured net leverage ratio financial maintenance covenants which are tested quarterly. The Credit Agreement also contains customary events of default.

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain 100% owned subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 7 "Long Term Debt" in the accompanying consolidated financial statements for the three years ended December 31, 2020.

The Senior Notes and related guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Credit Facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes and related guarantees are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

All obligations under the Credit Facilities are guaranteed by the Company and the same subsidiary guarantors that guarantee the Senior Notes. All obligations under the Credit Facilities, including the guarantees of those obligations, are secured by certain assets of the Company, MOUSA, and the other guarantors.

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2020 and accounted for the vast majority of our total assets as of December 31, 2020. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2020.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,014.6	$51.2	$163.4	$—	$800.0
Operating lease obligations	244.1	16.8	31.3	29.1	166.9
Purchase obligations [2]	390.0	293.2	58.1	19.6	19.1
Asset retirement obligations	160.5	—	—	—	160.5
Other long-term obligations, including interest on long-term debt	359.8	64.1	93.4	82.1	120.2
Total	$2,169.0	$425.3	$346.2	$130.8	$1,266.7
1For additional information, see Note 7 “Long-Term Debt” in the accompanying audited consolidated financial statements.
2Primarily includes ongoing new retail station construction in progress at December 31, 2020, commitments to purchase land, take-or-pay supply contracts and other services. See Note 16 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2020.
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

The following table outlines our capital spending and investments by segment for the three years ended December 31, 2020:

(Millions of dollars)	2020	2019	2018
Marketing:
Company stores	$175.9	$130.5	$134.1
Terminals	2.0	3.6	0.6
Sustaining capital	22.9	21.4	34.5
Corporate and other assets	26.3	59.1	24.6
Total	$227.1	$214.6	$193.8

We currently expect capital expenditures for the full year 2021 to range from approximately $325 million to $375 million, including $270-$325 million for retail growth, approximately $20 to $30 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2020 included in this Annual Report on Form 10-K.

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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 9 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2020 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2020, 2019, or 2018. See also Note 8 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, such as COVID-19 and the government reaction in response thereof; the impact of any systems failures, cybersecurity and/or security breaches, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult which may hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2020 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

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
    As described in Note 12 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $150 million of our outstanding term loan amount at December 31, 2020. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2020.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-32, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2020.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2020 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2021 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2021 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2021 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2021 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2021 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	32

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
2.1
Separation and Distribution Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

2.2
Agreement and Plan of Merger by and amount Quick Chek Corporation, Murphy USA NJ, Inc., Murphy USA Inc. and Fortis Advisors LLC, a Shareholder Representative, dated December 12, 2020 (incorporated by reference to Exhibit 2.1 to Murphy USA's Current Report on Form 8-K filed February 1, 2021)

2.3
Amendment to Agreement and Plan of Merger, dated as of January 29, 2021, by and among Murphy USA Inc., Quick Chek Corporation, Murphy USA NJ, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.2 to Murphy USA's Current Report on Form 8-K filed February 1, 2021)

3.1	Murphy USA Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)
3.2	Murphy USA Inc. Amended and Restated Bylaws (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)
4.1
Indenture (including form of notes) dated as of April 25, 2017 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed April 25, 2017)

4.2
Indenture dated as of September 13, 2019 among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantor party thereto and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed September 13, 2019)

4.3
Indenture dated as of January 29, 2021, by and among Murphy Oil USA, Inc., Murphy USA Inc., as a guarantor, the other guarantors party thereto and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Murphy USA's Current Report on Form 8-K filed February 1, 2021)

4.4*	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.2	Trademark License Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.6	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.7
Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017)† (incorporated by reference to Murphy USA Inc's Annual Report on Form 10-K filed February 22, 2017)

10.8	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.9
Murphy USA Inc. Supplemental Executive Retirement Plan, as amended and restated, on October 1, 2018 and effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019) †

10.10*	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement †
10.11*	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement †

10.12*	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement †
10.13*	Form of Murphy USA 2013 Non-Employee Director Award †
10.14
Amended and Restated Credit Agreement, dated as of August 27, 2019, among Murphy Oil USA, Inc.as borrower, Murphy USA Inc., certain subsidiaries of Murphy Oil USA, Inc. as borrowing subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed August 29, 2019)

10.15
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, on February 7, 2019 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.20 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019)†

10.16
Credit Agreement, dated as of January 29, 2021, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed February 1, 2021)

21*	List of Subsidiaries of Murphy USA
22*	List of Subsidiary Guarantors and Issuers of Guaranteed Debt
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA INC.

By:	/s/ R. Andrew Clyde	Date:	February 19, 2021
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 19, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ David B. Miller
R. Madison Murphy, Chairman and Director	David B. Miller, Director

/s/ R. Andrew Clyde	/s/ Jeanne L. Phillips
R. Andrew Clyde, President and Chief	Jeanne L. Phillips, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Jack T. Taylor
Claiborne P. Deming, Director	Jack T. Taylor, Director

/s/ Fred L. Holliger	/s/ Mindy K. West
Fred L. Holliger, Director	Mindy K. West, Executive Vice President, Fuels,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ James W. Keyes	/s/ Donald R. Smith, Jr.
James W. Keyes, Director	Donald R. Smith, Jr.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment triggering events related to property, plant, and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2020 was $1,867.6 million. Some retail sites may generate negative cash flow or experience events that indicate its carrying value might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s triggering events assessment process over property, plant and equipment, including controls related to the identification of impairment triggers. We evaluated the asset group level at which the Company’s analysis was performed. We assessed the Company’s methodology of identifying retail site specific factors to be considered in the triggering events analysis, including the length of the time period used by the Company to evaluate retail site profitability to identify triggering events. We also compared the historical cash flows by asset group to the general ledger information to assess the reliability of the information used.

/s/  KPMG LLP

We have served as the Company’s auditor since 2013.

Shreveport, Louisiana
February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management – Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Shreveport, Louisiana
February 19, 2021

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$163.6	$280.3
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 in 2020 and $1.2 in 2019	168.8	172.9
Inventories, at lower of cost or market	279.1	227.6
Prepaid expenses and other current assets	13.7	30.0
Total current assets	625.2	710.8
Property, plant and equipment, at cost less accumulated depreciation
and amortization of $1,191.4 in 2020 and $1,079.2 in 2019	1,867.6	1,807.3
Other assets	192.9	169.1
Total assets	$2,685.7	$2,687.2
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$51.2	$38.8
Trade accounts payable and accrued liabilities	471.1	466.2
Income taxes payable	8.8	—
Total current liabilities	531.1	505.0
Long-term debt, including capitalized lease obligations	951.2	999.3
Deferred income taxes	218.4	216.7
Asset retirement obligations	35.1	32.8
Deferred credits and other liabilities	165.8	130.4
Total liabilities	1,901.6	1,884.2
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2020 and 2019, respectively)	0.5	0.5
Treasury stock (19,518,551 and 16,307,048 shares held at
December 31, 2020 and 2019, respectively)	(1,490.9)	(1,099.8)
Additional paid in capital (APIC)	533.3	538.7
Retained earnings	1,743.1	1,362.9
Accumulated other comprehensive income (AOCI)	(1.9)	0.7
Total stockholders' equity	784.1	803.0
Total liabilities and stockholders' equity	$2,685.7	$2,687.2

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2020	2019	2018
Operating Revenues
Petroleum product sales [1]	$8,208.6	$11,373.8	$11,858.4
Merchandise sales	2,955.1	2,620.1	2,423.0
Other operating revenues	100.6	40.7	81.5
Total operating revenues	11,264.3	14,034.6	14,362.9
Operating Expenses
Petroleum product cost of goods sold [1]	7,325.7	10,707.4	11,251.1
Merchandise cost of goods sold	2,495.7	2,200.7	2,022.5
Station and other operating expenses	549.1	559.3	541.3
Depreciation and amortization	161.0	152.2	134.0
Selling, general and administrative	171.1	144.6	136.2
Accretion of asset retirement obligations	2.3	2.1	2.0
Acquisition related costs	1.7	—	—
Total operating expenses	10,706.6	13,766.3	14,087.1
Net settlement proceeds	—	0.1	50.4
Gain (loss) on sale of assets	1.3	0.1	(1.1)
Income from operations	559.0	268.5	325.1
Other income (expense)
Interest income	1.0	3.2	1.5
Interest expense	(51.2)	(54.9)	(52.9)
Loss on early debt extinguishment	—	(14.8)	—
Other nonoperating income (expense)	0.3	0.4	0.2
Total other income (expense)	(49.9)	(66.1)	(51.2)
Income before income taxes	509.1	202.4	273.9
Income tax expense (benefit)	123.0	47.6	60.3
Net Income	$386.1	$154.8	$213.6
Basic and Diluted Earnings Per Common Share:
Basic	$13.25	$4.90	$6.54
Diluted	$13.08	$4.86	$6.48
Weighted-average shares outstanding (in thousands):
Basic	29,132	31,594	32,674
Diluted	29,526	31,858	32,983
Supplemental information:
[1] Includes excise taxes of:	$1,760.0	$1,933.3	$1,838.9

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Net income (loss)	$386.1	$154.8	$213.6

Other comprehensive income (loss), net of tax
Interest rate swap:
Initial fair value	—	(0.1)	—
Realized gain (loss)	(0.9)	0.2	—
Unrealized gain (loss)	(3.4)	1.0	—
Reclassified to interest expense	0.9	(0.2)	—
	(3.4)	0.9	—
Deferred income tax expense	(0.8)	0.2	—
Other comprehensive income (loss)	(2.6)	0.7	—
Comprehensive income (loss)	$383.5	$155.5	$213.6

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Operating Activities
Net income	$386.1	$154.8	$213.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161.0	152.2	134.0
Deferred and noncurrent income tax charges (benefits)	2.5	23.7	37.9
Loss on early debt extinguishment	—	14.8	—
Accretion of asset retirement obligations	2.3	2.1	2.0
Pretax (gains) losses from sale of assets	(1.3)	(0.1)	1.1
Net decrease (increase) in noncash operating working capital	(13.1)	(48.7)	2.3
Other operating activities - net	26.2	14.5	7.8
Net cash provided by operating activities	563.7	313.3	398.7
Investing Activities
Property additions	(230.7)	(204.8)	(204.3)
Proceeds from sale of assets	8.1	2.5	1.2
Other investing activities - net	(1.7)	(0.8)	(6.0)
Net cash required by investing activities	(224.3)	(203.1)	(209.1)
Financing Activities
Purchase of treasury stock	(399.6)	(165.8)	(144.4)
Dividends paid	(6.9)	—	—
Repayments of debt	(38.9)	(573.4)	(21.3)
Borrowings of debt	—	743.8	—
Early debt extinguishment costs	—	(10.4)	—
Debt issuance costs	—	(4.1)	—
Amounts related to share-based compensation	(10.7)	(4.5)	(9.4)
Net cash required by financing activities	(456.1)	(14.4)	(175.1)
Net change in cash, cash equivalents, and restricted cash	(116.7)	95.8	14.5
Cash, cash equivalents, and restricted cash at January 1	280.3	184.5	170.0
Cash, cash equivalents, and restricted cash at December 31	$163.6	$280.3	$184.5

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2017	46,767,164	$0.5	$(806.5)	$549.9	$994.5	$—	$738.4
Net income	—	—	—	—	213.6	—	213.6
Purchase of treasury stock	—	—	(144.4)	—	—	—	(144.4)
Issuance of treasury stock	—	—	10.6	(10.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(9.4)	—	—	(9.4)
Share-based compensation expense	—	—	—	9.1	—	—	9.1
Balance as of December 31, 2018	46,767,164	0.5	(940.3)	539.0	1,208.1	—	807.3
Net income	—	—	—	—	154.8	—	154.8
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Purchase of treasury stock	—	—	(165.8)	—	—	—	(165.8)
Issuance of treasury stock	—	—	6.3	(6.3)	—	—	—
Amounts related to share-based compensation	—	—	—	(4.5)	—	—	(4.5)
Share-based compensation expense	—	—	—	10.5	—	—	10.5
Balance as of December 31, 2019	46,767,164	0.5	(1,099.8)	538.7	1,362.9	0.7	803.0
Net income	—	—	—	—	386.1	—	386.1
Cumulative effect of a change in accounting principle	—	—	—	—	1.1	—	1.1
Loss on interest rate hedge, net of tax	—	—	—	—	—	(2.6)	(2.6)
Cash dividends declared, ($0.25 per share)	—	—	—	—	(6.9)	—	(6.9)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(399.6)	—	—	—	(399.6)
Issuance of treasury stock	—	—	8.5	(9.0)	—	—	(0.5)
Amounts related to share-based compensation	—	—	—	(10.7)	—	—	(10.7)
Share-based compensation expense	—	—	—	14.2	—	—	14.2
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1

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

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers. Murphy USA’s owned retail stores are almost all located in close proximity to Walmart stores in 25 states and use the brand name Murphy USA®. Murphy USA also markets gasoline and other products at standalone stores under the Murphy Express brand. At December 31, 2020, Murphy USA had a total of 1,503 Company stores. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $1.8 billion in 2020, $1.9 billion in 2019, and $1.8 billion in 2018.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations, improvements to gasoline stations and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $1.4 million in 2020 and 2019, respectfully and $2.2 million in 2018.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2020 and December 31, 2019, the Company had no open LKE transactions with an intermediary.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (AOCI) in the consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in Accumulated other comprehensive income is recognized immediately in earnings. See Note 12 "Financial Instruments and Risk Management" and Note 15 "Assets and Liabilities Measured at Fair Value" for further information about the Company’s derivatives.
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all awards that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 10 "Incentive Plans" or a discussion of the basis of allocation of such costs.

USE OF ESTIMATES – In preparing the financial statements of the Company in conformity with U.S. GAAP, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Marketing Segment
Petroleum product sales (at retail) [1]	$7,444.6	$10,184.0	$10,459.2
Petroleum product sales (at wholesale) [1]	764.0	1,189.8	1,399.2
Total petroleum product sales	8,208.6	11,373.8	11,858.4
Merchandise sales	2,955.1	2,620.1	2,423.0
Other operating revenues:
RINs	95.5	34.8	75.2
Other revenues [2]	4.8	5.6	5.7
Total marketing segment revenues	11,264.0	14,034.3	$14,362.3
Corporate and Other Assets	0.3	0.3	$0.6
Total revenues	$11,264.3	$14,034.6	$14,362.9

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

In June 2018 the Company initiated a loyalty pilot program through a limited number of its retail locations and was rolled out chain-wide in March 2019. The customers earn rewards based on their spending or other promotional activities. This program creates a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts on fuel purchases. Earned rewards expire after an account is inactive for a period of 90 days. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with Murphy Rewards is included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenues recorded in 2020 and 2019 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2020 and December 31, 2019, we had $88.3 million and $96.0 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2020	2019
Finished products - FIFO basis	$223.0	$259.2
Less LIFO reserve - finished products	(101.3)	(160.8)
Finished products - LIFO basis	121.7	98.4
Store merchandise for resale	152.0	123.0
Materials and supplies	5.4	6.2
Total inventories	$279.1	$227.6

At December 31, 2020 and 2019, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded the LIFO carrying value by $101.3 million and $160.8 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

		December 31, 2020		December 31, 2019
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$609.5	$609.5	$598.6	$598.6
Pipeline and terminal facilities	16 to 25 years	79.8	43.5	77.5	43.7
Retail gasoline stations	3 to 50 years	2,179.7	1,123.2	2,034.4	1,073.6
Buildings	20 to 45 years	66.7	48.5	60.5	44.9
Other	3 to 20 years	123.3	42.9	115.5	46.5
		$3,059.0	$1,867.6	$2,886.5	$1,807.3

Depreciation expense of $160.0 million, $151.2 million and $132.5 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2020	2019
Trade accounts payable	$261.0	$280.8
Excise taxes/withholdings payable	84.1	86.2
Accrued insurance obligations	30.3	24.4
Accrued taxes other than income	31.7	25.6
Accrued compensation and benefits	32.5	26.5
Other	31.5	22.7
Accounts payable and accrued liabilities	$471.1	$466.2

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2020	2019
5.625% senior notes due 2027 (net of unamortized discount of $2.4 at 2020 and $2.7 at 2019)	297.6	297.3
4.75% senior notes due 2029 (net of unamortized discount of $5.4 at 2020 and $6.1 at 2019)	494.6	493.9
Term loan due 2023 (effective interest rate of 2.67% at 2020 and 4.31% at 2019)	212.5	250.0
Capitalized lease obligations, vehicles, due through 2024	2.1	2.4
Unamortized debt issuance costs	(4.4)	(5.5)
Total long-term debt	1,002.4	1,038.1
Less current maturities	51.2	38.8
Total long-term debt, net of current	$951.2	$999.3

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of the prior notes issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our credit facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

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

See Note 21 "Subsequent Events" for additional information regarding a new issuance of senior notes.

Credit Facilities and Term Loan

In August 2019, we amended and extended our existing credit agreement. The effective date of the agreement was extended to August, 2024.  The credit agreement provides for a committed $325 million asset-based loan (ABL) facility (with availability subject to the borrowing base described below) and a $200 million term loan facility with an additional $50 million available until December 31, 2019.  It also provides for a $150 million uncommitted incremental facility. On August 27, 2019, Murphy Oil USA, Inc. borrowed $200 million under the term loan facility that has a four-year term and prepaid the remaining balance of the prior term loan of $57 million. On December 31, 2019, we borrowed the additional $50 million term loan, and at December 31, 2020 had an outstanding balance of $212.5 million. The term loan is due August 2023 and requires quarterly principal payments of $12.5 million beginning April 1, 2020. As of December 31, 2020, we had zero outstanding under our ABL facility.

The borrowing base is expected, at any time of determination, to be an amount (net of reserves) equal to the sum of:

•100% of eligible cash at such time, plus
•90% of eligible credit card receivables at such time, plus
•90% of eligible investment grade accounts, plus
•85% of eligible other accounts, plus
•80% of eligible product supply/wholesale refined products inventory at such time, plus
•75% of eligible retail refined products inventory at such time, plus the lesser of (i) 70% of the average cost of eligible retail merchandise inventory at such time and (ii) 85% of the net orderly liquidation value of eligible retail merchandise inventory at such time.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. In addition, the credit agreement requires us to maintain a minimum fixed charge coverage ratio of a minimum of 1.0 to 1.0 when availability for at least three consecutive business days is less than the greater of (a) 17.5% of the lesser of the aggregate ABL facility commitments and the borrowing base and (b) $70,000,000 (including as of the most recent fiscal quarter end on the first date when availability is less than such amount) as well as a maximum secured debt to EBITDA ratio of 4.5 to 1.0 at any time when term facility commitments or term loans thereunder are outstanding.  As of December 31, 2020, our fixed charge coverage ratio was 0.90 however, we had more than $100 million of availability under the ABL facility at that date so the fixed charge coverage rate currently has no impact on our operations or liquidity.  Our secured debt to EBITDA ratio as of December 31, 2020 was 0.29 to 1.0.

The credit agreement contains restrictions on certain payments, including dividends, when availability under the credit agreement is less than or equal to the greater of $100 million and 25% of the lesser of the revolving commitments and the borrowing base and our fixed charge coverage ratio is less than 1.0 to 1.0 (unless availability under the credit agreement is greater than $100 million and 40% of the lesser of the revolving commitments and the borrowing base). As of December 31, 2020, our ability to make restricted payments was not limited as our availability under the borrowing base was more than $100 million, while our fixed charge coverage ratio under our credit agreement was less than 1.0 to 1.0.  As of December 31, 2020, the Company had a shortfall of approximately $82.7 million of our net income and retained earnings subject to such restrictions before the fixed charge coverage ratio would exceed 1.0 to 1.0.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

See also Note 21 "Subsequent Events" for additional information concerning changes to our credit facilities and term loan.

Note 8 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2020 and 2019 related to the estimated costs to dismantle and abandon certain of its retail gasoline stations. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Millions of dollars)	2020	2019
Balance at beginning of period	$32.8	$30.7
Accretion expense	2.3	2.1
Settlement of liabilities	(0.8)	(0.4)
Liabilities incurred	0.8	0.4
Balance at end of period	$35.1	$32.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 9 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2020 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Income (loss) before income taxes	$509.1	$202.4	$273.9
Income tax expense (benefit)
Federal - Current	$96.0	15.6	18.4
Federal - Deferred	4.7	21.7	31.0
State - Current and deferred	22.3	10.3	10.9
Total	$123.0	$47.6	$60.3

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Income tax expense based on the U.S. statutory tax rate	$106.9	$42.5	$57.5
State income taxes, net of federal benefit	17.5	8.6	8.3
Federal credits	(1.9)	(2.3)	(2.0)
Other, net	0.5	(1.2)	(3.5)
Total	$123.0	$47.6	$60.3

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2020	2019
Deferred tax assets
Property costs and asset retirement obligations	$4.5	$3.7
Employee benefits	8.0	6.1
Operating leases liability	31.6	25.0
Other deferred tax assets	7.2	2.1
Total gross deferred tax assets	51.3	36.9
Deferred tax liabilities
Accumulated depreciation and amortization	(213.2)	(191.2)
State deferred taxes	(20.2)	(27.9)
Operating leases right of use assets	(31.0)	(24.8)
Other deferred tax liabilities	(5.3)	(9.7)
Total gross deferred tax liabilities	(269.7)	(253.6)
Net deferred tax liabilities	$(218.4)	$(216.7)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

As of December 31, 2020, the earliest year remaining open for Federal and state audit and/or settlement is 2017 and 2015, respectively. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2020 and 2019 is shown in the following table.

	Year Ended December 31,
(Millions of dollars)	2020	2019
Balance at January 1	$0.6	$0.7
Additions for tax positions related to prior years	0.1	0.5
Settlements with taxing authorities	(0.3)	(0.6)
Balance at December 31	$0.4	$0.6

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2020, 2019 and 2018 included immaterial amounts of interest and penalties, associated with uncertain tax positions. Of these amounts shown in the table, $0.3 million and $0.5 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate.

During the next twelve months, the Company does not expect a material change to the liability for uncertain taxes. Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2021.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2020, 2019 and 2018 were $2.2 million, $0.1 million, and $2.5 million respectively.

Note 10 — Incentive Plans

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan, which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), dividend equivalent units, cash awards, and performance awards to our employees. No more than 5.5 million shares of common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million.

During the period from August 30, 2013 to December 31, 2020, the Company granted a total of 2,491,559 awards from the MUSA 2013 Plan which leaves 3,008,441 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

 Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 133,430 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 366,570 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table.

	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Compensation charged against income before income tax benefit	$14.3	$10.5	$9.2
Related income tax benefit recognized in income	$3.0	$2.2	$1.9
As of December 31, 2020, there was $18.1 million in compensation costs to be expensed over approximately the next 1.7 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.7 million, $0.1 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Concurrent with its initial quarterly dividend in December 2020, the Company issued dividend equivalent units ("DEU") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEU mirror the underlying awards and will only vest if the related award vests. DEU's issued are included with grants in each respective table as applicable.
STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date.
In February 2020, the Committee granted nonqualified stock options to certain employees of the Company.
Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2020	2019	2018
Fair value per option grant	$28.28	$20.48	$17.32
Assumptions
Dividend yield	—	—	—
Expected volatility	28.1%	26.8%	27.0%
Risk-free interest rate	1.5%	2.5%	2.4%
Expected life (years)	4.7	4.5	3.9
Stock price at valuation date	$106.72	$76.15	$71.00

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in options outstanding for Company employees during the period from December 31, 2019 to December 31, 2020 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2019	392,300	68.52
Granted	79,200	105.57
Exercised	(148,800)	64.21
Outstanding at December 31, 2020	322,700	$79.60	4.6	$16.5

Exercisable at December 31, 2020	110,700	$66.91	3.3	$7.1

Additional information about stock options outstanding at December 31, 2020 is shown below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$50.00 to $59.99	7,300	2.1	7,300	2.1
$60.00 to $69.99	69,500	3.1	69,500	3.1
$70.00 to $79.99	166,700	4.6	33,900	3.9
$80.00 to $89.99	3,600	6.2	—
$100.00 to $109.99	75,600	6.1	—
	322,700	4.6	110,700	3.3

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2019 to December 31, 2020 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2019	198,915	$70.58
Granted	55,734	$90.09
Vested and issued	(59,324)	$66.31	$6.4
Forfeited	(12,530)	$78.43
Outstanding at December 31, 2020	182,795	$77.38	$23.9

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2020, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a three-year return on average capital employed (ROACE) calculation and the other half vest based on a three-year total shareholder return (TSR) calculation that compares MUSA to a group of 18 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $142.07 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $106.72 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2019 to December 31, 2020 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2019	131,200	$82.98
Granted	64,290	$122.95
Vested and issued	(65,745)	$85.04	$7.0
Forfeited	(405)	$65.75
Outstanding at December 31, 2020	129,340	$97.01	$16.9

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2019 to December 31, 2020 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2019	33,607	$70.68
Granted	9,801	$105.33
Vested and issued	(12,404)	$66.01	$1.3
Outstanding at December 31, 2020	31,004	$83.31	$4.1

Note 11 — Employee and Retiree Benefit Plans

THRIFT PLAN – Most full-time employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s combined expenses related to this plan were $15.3 million in 2020, $12.9 million in 2019 and $9.7 million in 2018.

PROFIT SHARING PLAN – Eligible part-time employees may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1.8 million in 2020, $1.5 million in 2019 and $(0.8) million in 2018.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly-compensated individuals. The liability balances, net of associated assets, were $3.7 million and $2.1 million, at December 31, 2020 and 2019, respectfully.

Note 12 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of December 31, 2020, all current commodity derivative activity is immaterial.

At December 31, 2020 and 2019, cash deposits of $0.6 million and $1.0 million, respectively, related to commodity derivative contracts were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2020 and 2019.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net impact associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150 million of our outstanding term loan dated August 27, 2019. The effective date of the hedge was September 27, 2019, and under the swap the Company pays fixed rate interest and receives one month LIBOR to hedge the floating interest rate of the outstanding debt and the balance reduces each quarter by $7.5 million. The balance of term debt remaining applicable to the hedge was $127.5 million at December 31, 2020. During the year December 31, 2020, $0.9 million of realized loss on interest rate swaps was included in interest expense in the Consolidated Statement of Income. The remaining pre-tax loss deferred on these contracts during December 31, 2020, was $3.4 million, which was recorded, net of an income tax benefit of $0.8 million, in other comprehensive income for the year. During the year ended December 31, 2019, $0.2 million of realized gain on the interest rate swaps was credited to interest expense in the Consolidated Statements of Income. The remaining pre-tax benefit deferred on these contracts at December 31, 2019, was $0.9 million, which is recorded, net of income taxes, of $0.2 million, in AOCI in the Consolidated Balance Sheets.

Note 13 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

 On July 24, 2019, the Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021, which was completed in November 2020. On October 28, 2020, a new authorization of $500 million was put into place through December 2023. During 2020, the total repurchases were 3,338,028 common shares for $399.6 million,or $119.70 per share. The number repurchased in 2020 under the July 2019 authorization were 2,368,374 common shares for $274.6 million, or $115.93 per share and shares purchased under the October 2020 authorization were 969,654 common shares for $125.0 million, or $128.91 per share, leaving approximately $375.0 million, at December 31, 2020, available until December 2023.

During 2019, the total number of common shares repurchased were 1,898,023 for $165.8 million, or $87.35 per share, of which 1,393,626 common shares were under the July 2019 plan for $125.0 million, or $89.70 per share and other shares purchased were 504,397 common shares for $40.8 million, or $80.85 per share. During 2018 the Company acquired 1,994,632 common shares at an average price of $72.39.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2020, 2019 and 2018 (in millions, except per share amounts):

	Years ended December 31,
(Millions of dollars except per share amounts)	2020	2019	2018
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$386.1	$154.8	$213.6

Weighted average common shares outstanding (in thousands)	29,132	31,594	32,674
Earnings per common share	$13.25	$4.90	$6.54

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$386.1	$154.8	$213.6
Weighted average common shares outstanding (in thousands)	29,132	31,594	32,674
Common equivalent shares:
Share-based awards	394	264	309
Weighted average common shares outstanding - assuming dilution (in thousands)	29,526	31,858	32,983

Earnings per common share assuming dilution	$13.08	$4.86	$6.48

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2020	2019	2018
Stock options	75,600	94,600	76,400
Restricted share units	20,137	843	121
Total anti-dilutive shares	95,737	95,443	76,521

Note 14 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $96.5 million, $26.9 million and $17.4 million for the three years ended December 31, 2020, 2019 and 2018, respectively. Interest paid, net of amounts capitalized, was $49.1 million, $56.6 million and $50.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CHANGES IN WORKING CAPITAL -

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Accounts receivable	$4.9	$(33.4)	$86.6
Inventories	(51.7)	(6.1)	(39.0)
Prepaid expenses and other current assets	16.6	(3.3)	11.4
Accounts payable and accrued liabilities	8.3	(5.9)	(56.7)
Income taxes payable	8.8	—	—
Net decrease (increase) in noncash operating working capital	$(13.1)	$(48.7)	$2.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs, but the balances for each were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value. See also Note 12 "Financial Instruments and Risk Management in these consolidated financial statements for the period ended December 31, 2020, for more information.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2020 and 2019. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2020		December 31, 2019
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(1,002.4)	$(1,029.9)	$(1,038.1)	$(1,069.4)

Note 16 – Commitments

The Company leases land, gasoline stations, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $16.8 million in 2021, $15.9 million in 2022, $15.4 million in 2023, $14.9 million in 2024, and $14.2 million in 2025.  Rental expense for noncancellable operating leases, including contingent payments when applicable, was $24.9 million in 2020, $21.6 million in 2019 and $15.2 million in 2018.

Commitments for capital expenditures were approximately $286.8 million at December 31, 2020, including $278.3 million approved for potential construction of future Murphy USA and Murphy Express gasoline stations (including land) at year-end, along with $4.1 million for improvements of existing stations, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply terminals with a noncancellable remaining term of 9.8 years. At December 31, 2020, our minimum annual payments under our take-or-pay contracts are estimated to be $9.1 million in 2021 and $4.0 million in 2022, $4.0 million in 2023, $4.0 million in 2024, and $4.0 million in 2025.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2020, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2020. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2020, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued liability of $27.8 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2020, the Company had contingent liabilities of $13.0 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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
Lessee —We lease land for 232 stations, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2020	December 31, 2019
Assets
Operating (Right-of-use)	Other Assets	$147.7	$124.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $2.8 in 2020 and $2.2 in 2019	2.6	3.0
Total leased assets		$150.3	$127.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars)	Classification	December 31, 2020	December 31, 2019
Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$7.8	$6.8
Finance	Current maturities of long-term debt	1.2	1.2
Noncurrent
Operating	Deferred credits and other liabilities	142.5	118.5
Finance	Long-term debt, including capitalized lease obligations	0.9	1.2
Total lease liabilities		$152.4	$127.7

Lease Cost:

		Year Ended December 31,
(Millions of dollars)	Classification	2020	2019
Operating lease cost	Station and other operating expenses	$16.6	$14.5
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	1.3	1.2
Interest on lease liabilities	Interest expense	0.1	0.1
Net lease costs		$18.0	$15.8

Cash flow information:

	Year Ended December 31,
(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$15.5	$13.8
Operating cash flows required by finance leases	$0.1	$0.1
Financing cash flows required by finance leases	$1.4	$1.4

Maturity of Lease Liabilities:

(Millions of dollars)	Operating leases	Finance leases
2021	$16.8	$1.2
2022	15.9	0.7
2023	15.4	0.3
2024	14.9	—
2025	14.2	—
After 2025	166.9	—
Total lease payments	244.1	2.2
less: interest	93.8	0.1
Present value of lease liabilities	$150.3	$2.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Term and Discount Rate:

Year Ended December 31,
2020
Weighted average remaining lease term (years)
Finance leases	2.0
Operating leases	15.7
Weighted average discount rate
Finance leases	4.2%
Operating leases	5.7%

Note 19 — Recent Accounting and Reporting Rules

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 was subsequently modified by ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. This ASU changed the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, which will result in timelier recognition of losses. ASU 2016-13 and the associated modifications was effective for the Company on January 1, 2020 and required a modified retrospective approach with an adjustment at the beginning of year for any adjustment due to its adoption. In applying ASC 326 at January 1, 2020, the Company calculated an adjustment to its estimated credit loss allowance and lowered the allowance by $1.1 million, which was credited to retained earnings under the modified retrospective approach. The adjustment reflects the Company's changes in credit practices since its spin-of in 2013 which includes tighter applied credit terms and faster turnover of receivables resulting in a decrease to its estimated credit loss allowance as of January 1, 2020.

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

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". This ASU eliminated, amended, and added disclosure requirements for fair value measurements in Topic 820, including disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for level 3 measurements. This guidance was effective for the Company on January 1, 2020. The Company assessed the effect that this ASU had on our financial position, results of operations, and disclosures and determined that this update did not have a material impact on the Company's consolidated financial statements. See Note 12 "Financial Instruments and Risk Management" for additional information.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for: recognizing deferred taxes on investments, performing intraperiod allocation and calculating income taxes for interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for the Company for the year beginning January 1, 2021, and early adoption is permitted. The Company has assessed the effect that this ASU will have on our financial position, results of operations, and disclosures and has concluded that this update will not have a material impact on the Company's consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard included option guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard applies for all entities through December 31, 2022. The Company has determined this standard has not had a material impact on the Company's consolidated financial statements.

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

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2020
Segment income (loss)	$442.2	$(56.1)	$386.1
Revenues from external customers	$11,264.0	$0.3	$11,264.3
Interest income	$—	$1.0	$1.0
Interest expense	$(0.1)	$(51.1)	$(51.2)
Loss on early debt extinguishment	$—	$—	$—
Income tax expense (benefit)	$132.9	$(9.9)	$123.0
Significant noncash charges (credits)
Depreciation and amortization	$146.3	$14.7	$161.0
Accretion of asset retirement obligations	$2.3	$—	$2.3
Debt extinguishment costs	$—	$—	$—
Deferred and noncurrent income taxes (benefits)	$2.8	$(0.3)	$2.5
Additions to property, plant and equipment	$200.8	$26.3	$227.1
Total assets at year-end	$2,418.2	$267.5	$2,685.7

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2019
Segment income (loss)	$215.0	$(60.2)	$154.8
Revenues from external customers	$14,034.3	$0.3	$14,034.6
Interest income	$—	$3.2	$3.2
Interest expense	$(0.1)	$(54.8)	$(54.9)
Loss on early debt extinguishment	$—	$(14.8)	$(14.8)
Income tax expense (benefit)	$66.3	$(18.7)	$47.6
Significant noncash charges (credits)
Depreciation and amortization	$138.9	$13.3	$152.2
Accretion of asset retirement obligations	$2.1	$—	$2.1
Debt extinguishment costs	$—	$4.4	$4.4
Deferred and noncurrent income taxes (benefits)	$32.9	$(9.2)	$23.7
Additions to property, plant and equipment	$155.5	$59.1	$214.6
Total assets at year-end	$2,304.7	$382.5	$2,687.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2018
Segment income (loss)	$214.2	$(0.6)	$213.6
Revenues from external customers	$14,362.3	$0.6	$14,362.9
Interest income	$—	$1.5	$1.5
Interest expense	$(0.1)	$(52.8)	$(52.9)
Income tax expense (benefit)	$69.5	$(9.2)	$60.3
Significant noncash charges (credits)
Depreciation and amortization	$124.5	$9.5	$134.0
Accretion of asset retirement obligations	$2.0	$—	$2.0
Deferred and noncurrent income taxes (benefits)	$39.0	$(1.1)	$37.9
Additions to property, plant and equipment	$169.2	$24.6	$193.8
Total assets at year-end	$2,012.0	$348.8	$2,360.8

Note 21 Subsequent Events

On January 29, 2021, the Company completed its acquisition of QuickChek, a chain of convenience stores located primarily in New Jersey and New York by purchasing 100% of the outstanding equity for an all-cash consideration of $645 million before adjustments for working capital and other customary items. Due to the close proximity of the completion of the acquisition to the filing of this Form 10-K, the Company is unable to provide a preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the transaction. The Company will disclose a preliminary purchase price allocation in its Form 10-Q for the period ending March 31, 2021. The financial results for QuickChek will be included in the Company's consolidated financial statements from the date of acquisition.

Also, on January 29, 2021, the Company refinanced its existing credit facility and issued new senior unsecured notes. The Company entered into a new credit agreement that provides for a secured term loan of $400 million (which was borrowed in full) and revolving credit commitments of $350 million. The term loan expires seven years from the date of issuance and the revolving credit facility matures in five years. The secured term loan accrues interest at LIBOR plus 1.75%, subject to a LIBOR floor of 0.50% and the revolving credit facility accrues interest, when drawn, at LIBOR plus a range of 1.75% to 2.25% depending on a total debt to EBITDA ratio covenant. As part of entering into the new credit agreement, the prior agreement which consisted of an ABL facility and term loan was fully repaid and retired.

The senior unsecured notes were issued in an aggregate principal of $500 million and bear interest at a rate of 3.750% per annum. The notes mature on February 15, 2031, and interest is payable every February 15 and August beginning August 15, 2021. These senior unsecured notes contain covenants that are essentially identical to the Company's other outstanding senior notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2020
Deducted from assets accounts
Allowance for doubtful accounts	$1.2	—	(1.1)	$0.1

2019
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.1		$1.2

2018
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.5	(0.5)	$1.1