Form 10-Q
period 2021-06-30
Murphy USA Inc.
filed 2021-07-29
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2021 was 25,845,040.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Millions of dollars, except share amounts)	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$165.0	$163.6
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 at 2021 and 2020	260.2	168.8
Inventories	311.7	279.1
Prepaid expenses and other current assets	27.8	13.7
Total current assets	764.7	625.2
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,286.3 at 2021 and $1,191.4 at 2020	2,342.1	1,867.6
Operating lease right of use assets, net*	396.1	147.7
Intangible assets, net of amortization*	141.2	34.6
Goodwill	329.1	—
Other assets*	12.9	10.6
Total assets	$3,986.1	$2,685.7

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14.2	$51.2
Trade accounts payable and accrued liabilities	670.2	471.1
Income taxes payable	12.0	8.8
Total current liabilities	696.4	531.1

Long-term debt, including capitalized lease obligations	1,794.4	951.2
Deferred income taxes	289.5	218.4
Asset retirement obligations	37.2	35.1
Non current operating lease liabilities*	383.9	142.5
Deferred credits and other liabilities*	26.8	23.3
Total liabilities	3,228.2	1,901.6
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2021 and 2020, respectively)	0.5	0.5
Treasury stock (20,922,124 and 19,518,551 shares held at
2021 and 2020, respectively)	(1,683.1)	(1,490.9)
Additional paid in capital (APIC)	528.4	533.3
Retained earnings	1,913.6	1,743.1
Accumulated other comprehensive income (loss) (AOCI)	(1.5)	(1.9)
Total stockholders' equity	757.9	784.1
Total liabilities and stockholders' equity	$3,986.1	$2,685.7
*Prior year amounts have been reclassified to conform with current period presentation

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2021	2020	2021	2020
Operating Revenues
Petroleum product sales (a)	$3,404.5	$1,588.9	$6,040.3	$4,069.1
Merchandise sales	963.4	767.1	1,796.6	1,454.6
Other operating revenues	88.1	23.6	156.2	40.7
Total operating revenues	4,456.0	2,379.6	7,993.1	5,564.4

Operating Expenses
Petroleum product cost of goods sold (a)	3,175.2	1,287.8	5,651.3	3,547.6
Merchandise cost of goods sold	778.9	648.7	1,463.7	1,228.7
Store and other operating expenses	208.9	131.8	386.0	266.9
Depreciation and amortization	53.3	39.5	104.3	78.9
Selling, general and administrative	48.5	37.1	92.8	76.3
Accretion of asset retirement obligations	0.7	0.5	1.3	1.1
Acquisition related costs	0.2	—	9.0	—
Total operating expenses	4,265.7	2,145.4	7,708.4	5,199.5

Gain (loss) on sale of assets	(0.1)	1.3	0.1	1.4
Income (loss) from operations	190.2	235.5	284.8	366.3

Other income (expense)
Interest income	—	0.2	—	1.0
Interest expense	(20.4)	(13.0)	(41.7)	(26.3)
Other nonoperating income (expense)	0.2	0.3	0.2	(0.7)
Total other income (expense)	(20.2)	(12.5)	(41.5)	(26.0)
Income (loss) before income taxes	170.0	223.0	243.3	340.3
Income tax expense (benefit)	41.2	54.1	59.2	82.1
Net Income	$128.8	$168.9	$184.1	$258.2

Basic and Diluted Earnings Per Common Share
Basic	$4.85	$5.79	$6.82	$8.69
Diluted	$4.79	$5.73	$6.73	$8.60
Weighted-Average Common Shares Outstanding (in thousands):
Basic	26,579	29,181	27,002	29,708
Diluted	26,917	29,495	27,351	30,018
Supplemental information:

(a) Includes excise taxes of:	$524.4	$380.3	$994.0	$853.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$128.8	$168.9	$184.1	$258.2

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	(0.2)	(0.1)	(0.1)
Unrealized gain (loss)	—	(0.6)	0.1	(4.2)
Reclassifications:
Realized gain reclassified to interest expense	—	0.2	0.1	0.1
Amortization of unrealized gain to interest expense	0.2	—	0.4	—
	0.2	(0.6)	0.5	(4.2)
Deferred income tax (benefit) expense	—	(0.1)	0.1	(1.0)
Other comprehensive income (loss)	0.2	(0.5)	0.4	(3.2)
Comprehensive income	$129.0	$168.4	$184.5	$255.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$184.1	$258.2
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	104.3	78.9
Deferred and noncurrent income tax charges (credits)	11.7	9.4
Accretion of asset retirement obligations	1.3	1.1
Pretax (gains) losses from sale of assets	(0.1)	(1.4)
Net (increase) decrease in noncash operating working capital	17.3	23.2
Other operating activities - net	12.2	12.5
Net cash provided by (required by) operating activities	330.8	381.9
Investing Activities
Property additions	(136.8)	(105.7)
Payments for acquisition, net of cash acquired	(641.1)	—
Proceeds from sale of assets	0.8	7.6
Other investing activities - net	(1.2)	(1.1)
Net cash provided by (required by) investing activities	(778.3)	(99.2)
Financing Activities
Purchase of treasury stock	(198.3)	(140.6)
Dividends paid	(13.5)	—
Borrowings of debt	892.8	—
Repayments of debt	(216.9)	(13.2)
Debt issuance costs	(8.9)	—
Amounts related to share-based compensation	(6.3)	(5.6)
Net cash provided by (required by) financing activities	448.9	(159.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1.4	123.3
Cash, cash equivalents, and restricted cash at beginning of period	163.6	280.3
Cash, cash equivalents, and restricted cash at end of period	$165.0	$403.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2019	46,767,164	$0.5	$(1,099.8)	$538.7	$1,362.9	$0.7	$803.0
Cumulative effect of a change in accounting principle	—	—	—	—	1.1	—	1.1
Net income (loss)	—	—	—	—	89.3	—	89.3
Loss on interest rate hedge, net of tax	—	—	—	—	—	(2.7)	(2.7)
Purchase of treasury stock	—	—	(140.6)	—	—	—	(140.6)
Issuance of treasury stock	—	—	5.2	(5.7)	—	—	(0.5)
Amounts related to share-based compensation	—	—	—	(5.6)	—	—	(5.6)
Share-based compensation expense	—	—	—	2.8	—	—	2.8
Balance as of March 31, 2020	46,767,164	0.5	(1,235.2)	530.2	1,453.3	(2.0)	746.8
Net income (loss)	—	—	—	—	168.9	—	168.9
Loss on interest rate hedge, net of tax	—	—	—	—	—	(0.5)	(0.5)
Share-based compensation expense	—	—	—	2.8	—	—	2.8
Balance as of June 30, 2020	46,767,164	$0.5	$(1,235.2)	$533.0	$1,622.2	$(2.5)	$918.0

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1
Net income (loss)	—	—	—	—	55.3	—	55.3
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.8)	—	(6.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(50.0)	—	—	—	(50.0)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(5.8)	—	—	(5.8)
Share-based compensation expense	—	—	—	3.6	—	—	3.6
Balance as of March 31, 2021	46,767,164	0.5	(1,535.3)	525.6	1,791.5	(1.7)	780.6
Net income (loss)	—	—	—	—	128.8	—	128.8
Loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.7)	—	(6.7)
Dividend equivalent units accrued	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(148.3)	—	—	—	(148.3)
Issuance of treasury stock	—	—	0.5	(0.5)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.5)	—	—	(0.5)
Share-based compensation expense	—	—	—	3.8	—	—	3.8
Balance as of June 30, 2021	46,767,164	$0.5	$(1,683.1)	$528.4	$1,913.6	$(1.5)	$757.9

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, it operates non-fuel convenience stores in select markets in the Northeast. Murphy USA operates a chain of owned retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores in 25 states, markets gasoline and other products at standalone stores under the Murphy Express brand, and Quick Chek Corporation ("QuickChek") has convenience stores located in New Jersey and New York. At June 30, 2021, the Company had a total of 1,662 Company stores of which 1,151 were Murphy USA, 356 were Murphy Express and 155 were QuickChek.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, and certain of its subsidiaries operate on a calendar year basis, while the subsidiary QuickChek uses a weekly retail calendar where each quarter has 13 weeks and its historical fiscal year end was the Friday nearest to October 31. For the six month period ended June 30, 2021, the results provided include the period from January 29, 2021 to July 2, 2021. The difference in the timing of the month ends are immaterial to the overall consolidated results.

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

The following tables disaggregate our revenues by major source for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,062.5	$—	$3,062.5	$1,444.8	$—	$1,444.8
Petroleum product sales (at wholesale)	342.0	—	342.0	144.1	—	144.1
Total petroleum product sales	3,404.5	—	3,404.5	1,588.9	—	1,588.9
Merchandise sales	963.4	—	963.4	767.1	—	767.1
Other operating revenues:
RINs	86.4	—	86.4	22.6	—	22.6
Other revenues [2]	1.6	0.1	1.7	1.0	—	1.0
Total revenues	$4,455.9	$0.1	$4,456.0	$2,379.6	$—	$2,379.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$5,447.3	—	$5,447.3	$3,691.0	$—	$3,691.0
Petroleum product sales (at wholesale)	593.0	—	593.0	378.1	—	378.1
Total petroleum product sales	6,040.3	—	6,040.3	4,069.1	—	4,069.1
Merchandise sales	1,796.6	—	1,796.6	1,454.6	—	1,454.6
Other operating revenues:
RINs	153.1	—	153.1	38.1	—	38.1
Other revenues [2]	3.0	0.1	3.1	2.5	0.1	2.6
Total revenues	$7,993.0	$0.1	$7,993.1	$5,564.3	$0.1	$5,564.4

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

Marketing segment

Petroleum product sales (at retail). For our retail store locations, the revenue related to petroleum product sales is recognized as the fuel is pumped to our customers. The transaction price at the pump typically includes some portion of sales or excise taxes as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass through basis are not recognized as revenue and they are recorded to a liability account until they are paid. Our customers typically use a mixture of cash, checks, credit cards and debit cards to pay for our products as they are received. We have accounts receivable from the various credit/debit card providers at any point in time related to product sales made on credit cards and debit cards. These receivables are typically collected in two to seven days, depending on the terms with the particular credit/debit card providers. Payment fees retained by the credit/debit card providers are recorded as store and other operating expenses.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The most significant judgment with respect to merchandise sales revenue is determining whether we are the principal or agent for some categories of merchandise such as lottery tickets, lotto, newspapers and other small categories of merchandise. For scratch-off lottery tickets, we have determined we are the principal in the majority of the jurisdictions and therefore we record those sales on a gross basis. We have some categories of merchandise (such as lotto) where we are the agent and the revenues recorded for those transactions are our net commission only.

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases only at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at June 30, 2021 and December 31, 2020 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At June 30, 2021 and December 31, 2020, we had $144.3 million and $88.3 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	June 30, 2021	December 31, 2020
Finished products - First-In, First-Out ("FIFO") basis	$349.7	$223.0
Less: Last-In, First-Out ("LIFO") reserve - finished products	(222.4)	(101.3)
Finished products - LIFO basis	127.3	121.7
Store merchandise for resale	177.0	152.0
Materials and supplies	7.4	5.4
Total inventories	$311.7	$279.1

At June 30, 2021 and December 31, 2020, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value by $222.4 million and $101.3 million, respectively. The QuickChek subsidiary values its general merchandise inventory utilizing the LIFO method and values the inventory of gasoline and certain other merchandise items using the FIFO method. The QuickChek LIFO reserve balance for the current year was immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Business Acquisition

On January 29, 2021, MUSA completed the previously announced transaction to acquire 100% of QuickChek, a privately-held convenience store chain with a regional brand consisting of 156 stores located in New Jersey and New York, in an all-cash transaction. The acquisition was made to expand the MUSA network into the Northeast by adding stores that had an existing food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities and accelerating its growth plans.

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

The following table summarizes the preliminary fair value of the consideration transferred at the date of the acquisition, as well as the calculation of preliminary goodwill based on the excess of consideration over the provisional fair value of net assets acquired:

(Millions of dollars)
Cash paid to shareholders	$641.9
Less cash and cash equivalents acquired	0.8
Fair value of consideration transferred, net of cash acquired	$641.1

Assets acquired:
Accounts receivable	$8.0
Inventories	24.3
Prepaid expenses and other current assets	5.6
Property and equipment	435.5
Right of use assets	238.1
Other assets	5.4
Identified intangible assets	106.8
Liabilities assumed:
Accounts payable and accrued expenses	(68.6)
Deferred income tax liabilities	(59.5)
Asset retirement obligation	(1.2)
Long term debt, including finance lease obligations	(136.5)
Deferred credits and other liabilities	(7.4)
Operating lease liabilities	(238.5)
Net assets acquired	312.0
Goodwill	329.1
Fair value of consideration transferred, net of cash and cash equivalents acquired	$641.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to the timing of the acquisition, the allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management's analysis and is expected to be completed prior to December 31, 2021.

The Company has not disclosed pro forma information of the combined business as the transaction is not material to revenue or net earnings.

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of operations, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $9.0 million for the six months ended June 30, 2021.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	June 30, 2021
Goodwill balance, January 1, 2021	$—
QuickChek acquisition	329.1
Goodwill balance, June 30, 2021	$329.1

We amortize intangible assets subject to amortization on a straight-line or accelerated basis based on the period for which the economic benefits of the asset or liability are expected to be realized. In connection with our acquisition of QuickChek on January 29, 2021, we recorded the following amounts of intangible assets in addition to one prior intangible asset.

		Remaining Useful Life
(Millions of dollars)	Carrying Value	(in years)
Intangible assets subject to amortization:
Pipeline space	$34.1	34.2
Intangible lease liability	(8.8)	15.0
Intangible assets not subject to amortization:
Tradename	115.4	n/a
Liquor licenses	0.5	n/a
Total intangible assets	$141.2

Intangible assets subject to amortization at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021		December 31, 2020
(Millions of dollars)	Cost	Net	Cost	Net
Pipeline space	$39.6	$34.1	$39.6	$34.6
Intangible lease liability	(9.1)	(8.8)	—	—
Total intangible assets subject to amortization	$30.5	$25.3	$39.6	$34.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	June 30, 2021	December 31, 2020
3.75% senior notes due 2031 (net of unamortized discount of $6.0 at June 30, 2021)	$494.0	$—
5.625% senior notes due 2027 (net of unamortized discount of $2.2 at June 30, 2021 and $2.4 at December 2020)	297.8	297.6
4.75% senior notes due 2029 (net of unamortized discount of $5.1 at June 30, 2021 and $5.4 at December 31, 2020)	494.9	494.6
Term loan due 2023 (effective interest rate of n/a at June 30, 2021 and 2.67% at December 31, 2020)	—	212.5
Term loan due 2028 (effective interest rate of 2.27% at June 30, 2021) net of unamortized discount of $0.9 at June 30, 2021	399.1	—
Capitalized lease obligations, autos and equipment, due through 2025	2.9	2.1
Capitalized lease obligations, buildings, due through 2055	132.1	—
Less unamortized debt issuance costs	(12.2)	(4.4)
Total long-term debt	1,808.6	1,002.4
Less current maturities	14.2	51.2
Total long-term debt, net of current	$1,794.4	$951.2

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2021, our total leverage ratio was 2.55 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed $100 million in any fiscal year and an additional ability to make restricted payments in an aggregate amount not to exceed the greater of $110 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7— Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2021 and December 31, 2020 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	June 30, 2021	December 31, 2020
Balance at beginning of period	$35.1	$32.8
Addition for acquisition	1.2	—
Accretion expense	1.3	2.3
Settlements of liabilities	(0.5)	(0.8)
Liabilities incurred	0.1	0.8
Balance at end of period	$37.2	$35.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and six month periods ended June 30, 2021 and 2020, the Company’s approximate effective tax rates were as follows:

	2021	2020
Three months ended June 30,	24.2%	24.3%
Six months ended June 30,	24.3%	24.1%

In the six months ended June 30, 2021, the Company recognized approximately $1.1 million of excess tax benefits related to stock compensation for employees, $1.0 million in expense for other discrete tax items related to state deferred tax rate adjustments due to the QuickChek acquisition, and $0.4 million in other discrete tax benefits. For the six months ended June 30, 2020, the Company recognized tax benefits of approximately $0.6 million in excess tax benefits related to stock compensation and $1.8 million for other discrete tax items.

As of June 30, 2021, the earliest years remaining open for federal and state audit and/or settlement are 2017 and 2015, respectively.  Although the Company believes that recorded liabilities for uncertain tax positions are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Effective with its initial quarterly dividend in December 2020, the Company issues dividend equivalent units ("DEU") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEU mirror the underlying awards and will only vest if the related award vests. DEUs issued are included with grants in each respective table as applicable.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date. In February 2021, the Committee granted nonqualified stock options to certain employees of the Company. The Black-Scholes valuation for these awards was $32.00 per option.

Assumptions used to value awards:
Dividend yield	0.79%
Expected volatility	32.3%
Risk-free interest rate	0.4%
Expected life (years)	4.6
Stock price at valuation date	$126.00

Changes in options outstanding for Company employees during the period from December 31, 2020 to June 30, 2021 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at 12/31/2020	322,700	$79.60
Granted	84,600	$126.47
Exercised	(17,500)	70.47
Outstanding at 6/30/2021	389,800	$90.18	4.7	$16.8

Exercisable at 6/30/2021	178,700	$69.90	3.4	$11.3

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2020 to June 30, 2021 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2020	182,795	$77.38
Granted	55,601	$131.89
Vested and issued	(48,440)	$72.02	$6.9
Forfeited	(2,160)	$83.48
Outstanding at 6/30/2021	187,796	$94.83	$25.0

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

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2020 to June 30, 2021 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2020	129,340	$97.01
Granted	64,834	$146.17
Vested and issued	(58,302)	$76.78	$7.3
Outstanding at 6/30/2021	135,872	$117.55	$18.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2020 to June 30, 2021 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2020	31,004	$83.31
Granted	8,744	$124.30
Vested and issued	(9,589)	$69.37	$1.2
Outstanding at 6/30/2021	30,159	$99.62	$4.0

For the six months ended June 30, 2021 and 2020, share-based compensation was $7.4 million and $5.6 million, respectively. There was $0.1 million in income tax benefits realized for the tax deductions from options exercised for the six months ended June 30, 2021 and there were none in the period ended June 30, 2020.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of June 30, 2021, all current commodity derivative activity is immaterial.

At June 30, 2021 there was $0.8 million cash deposit and at December 31, 2020 the cash deposit was $0.6 million related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2021 or December 31, 2020.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statement of income in interest expense. The Company is reclassifying the accumulated other comprehensive gain on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss was reclassified into interest expense was $0.2 million and $0.4 million for the three months and six months ended June 30, 2021, respectively, leaving a balance of $2.0 million at June 30, 2021. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On October 28, 2020, the Board of Directors approved an up to $500 million share repurchase program to be in effect through December 2023. For the six months ended June 30, 2021, the Company repurchased 1,483,758 shares of common stock for an average price of $133.65 per share including brokerage fees. For the six months ended June 30, 2020, 1,362,400 shares were repurchased for an average price of $103.17 per share under previous board authorizations.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2021	2020	2021	2020
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$128.8	$168.9	$184.1	$258.2

Weighted average common shares outstanding (in thousands)	26,579	29,181	27,002	29,708

Earnings per common share	$4.85	$5.79	$6.82	$8.69

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$128.8	$168.9	$184.1	$258.2

Weighted average common shares outstanding (in thousands)	26,579	29,181	27,002	29,708
Common equivalent shares:
Dilutive share-based awards	338	314	349	310
Weighted average common shares outstanding - assuming dilution (in thousands)	26,917	29,495	27,351	30,018

Earnings per common share assuming dilution	$4.79	$5.73	$6.73	$8.60

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2021	2020	2021	2020
Stock Options	84,600	75,600	84,600	75,600
Restricted share units	21,628	21,000	21,628	21,000
Total anti-dilutive shares	106,228	96,600	106,228	96,600

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, were $44.6 million and $15.5 million for the six month periods ended June 30, 2021 and 2020, respectively. Interest paid, net of amounts capitalized, was $31.4 million and $25.4 million for the six month periods ended June 30, 2021 and 2020, respectively.

CHANGES IN WORKING CAPITAL:

	Six Months Ended June 30,
(Millions of dollars)	2021	2020
Accounts receivable	$(83.4)	$12.4
Inventories	(8.3)	(30.3)
Prepaid expenses and other current assets	(8.1)	12.4
Accounts payable and accrued liabilities	114.1	(12.1)
Income taxes payable	3.0	40.8
Net (increase) decrease in noncash operating working capital	$17.3	$23.2

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2021 and December 31, 2020. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	At June 30, 2021		At December 31, 2020
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt	$(1,673.6)	$(1,712.2)	$(1,002.4)	$(1,029.9)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2021, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. The potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2021. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2021, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $37.0 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2021, the Company had contingent liabilities of $10.5 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 1 year to 35 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right of use assets and liabilities.

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

Lessee —We lease land for 395 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 stores leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.
Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	June 30, 2021	December 31, 2020
Assets
Operating (Right-of-use)	Operating lease right-of-use assets	$396.1	$147.7
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $8.4 at June 30, 2021 and $2.8 at December 31, 2020	133.3	2.6
Total leased assets		$529.4	$150.3

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$16.9	$7.8
Finance	Current maturities of long-term debt	10.2	1.2
Noncurrent
Operating	Non current operating lease liabilities	383.9	142.5
Finance	Long-term debt, including capitalized lease obligations	124.8	0.9
Total lease liabilities		$535.8	$152.4

Lease Cost:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	Classification	2021	2020	2021	2020
Operating lease cost	Store and other operating expenses	$10.9	$4.1	$19.8	$8.1
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	3.8	0.3	6.4	0.6
Interest on lease liabilities	Interest expense	2.2	0.1	3.6	0.1
Net lease costs		$16.9	$4.5	$29.8	$8.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash flow information:

	Six Months Ended June 30,
(Millions of dollars)	2021	2020
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$26.1	$7.5
Operating cash flows from finance leases	$3.6	$0.1
Financing cash flows from finance leases	$4.3	$0.7

Maturity of Lease Liabilities at June 30, 2021:

(Millions of dollars)	Operating leases	Finance leases
2021	$20.8	$9.5
2022	41.7	18.1
2023	40.7	16.6
2024	40.4	15.0
2025	39.9	14.2
After 2025	480.6	147.0
Total lease payments	664.1	220.4
less: interest	263.3	85.4
Present value of lease liabilities	$400.8	$135.0

Lease Term and Discount Rate:

Six Months Ended June 30,
2021
Weighted average remaining lease term (years)
Finance leases	14.6
Operating leases	16.0
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.3%

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

		Three Months Ended
		June 30, 2021		June 30, 2020
(Millions of dollars)	Total Assets at June 30, 2021	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$3,695.2	$4,455.9	$145.6	$2,379.6	$179.6
Corporate and other assets	290.9	0.1	(16.8)	—	(10.7)
Total	$3,986.1	$4,456.0	$128.8	$2,379.6	$168.9

	Six Months Ended
	June 30, 2021		June 30, 2020
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$7,993.0	$226.0	$5,564.3	$280.5
Corporate and other assets	0.1	(41.9)	0.1	(22.3)
Total	$7,993.1	$184.1	$5,564.4	$258.2

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2021 and 2020.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2021 and 2020. It also includes a discussion of our capital structure and available sources of liquidity.

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

On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand consisting of 156 stores located in New Jersey and New York, in an all-cash transaction. The acquisition expands the MUSA network into the Northeast by adding high-performance stores that had an existing best-in-class food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities. For additional information concerning the acquisition, see Note 4, "Business Acquisition" in the accompanying unaudited consolidated financial statements.

Our Business

We market refined products through a network of retail gasoline stores and to unbranded wholesale customers and in addition, we operate non-fuel convenience stores in select markets in the Northeast. The Company operates a chain of owned retail stores under the brand name of Murphy USA®, which are almost all located in close proximity to Walmart stores in 25 states, it markets gasoline and other products at standalone stores under the Murphy

Express brand, and has a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the name of QuickChek. At June 30, 2021, we had a total of 1,662 Company stores of which 1,151 were Murphy USA, 356 were Murphy Express and 155 were QuickChek.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. QuickChek uses a weekly retail calendar where each quarter has 13 weeks and its historical fiscal year end was the Friday nearest to October 31. For Q2 2021, the results provided include the period from April 3, 2021 to July 2, 2021 and the year-to-date results include the period from January 29, 2021 to July 2, 2021. The difference in the timing of the month ends are immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we generally expect our total fuel sales volumes to grow over time and the gross margins we realize on those sales to remain strong in a normalized environment, these gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, interruptions in supply caused by severe weather, travel restrictions and stay-at-home orders imposed during a pandemic such as COVID-19, severe refinery mechanical failures for an extended period of time, cyber-attacks, and competition in the local markets in which we operate. The COVID-19 pandemic continued to impact gasoline demand in the first quarter of 2021 but demand grew in the second quarter of 2021 as the pandemic pressures lessened, COVID-19 vaccines became more readily available, government intervention decreased, and the spring and summer driving season started. If the recoveries experienced to-date stall or reverse as a result of a resurgence in COVID-19 infection rates and related government intervention, our volumes could decline.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased.  When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn impacts the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes.  Crude oil prices continued the volatile trend in 2021 with prices ranging from $47 per barrel to $74 per barrel and with an average price in Q2 2021 of approximately $66 per barrel compared to an average price of almost $28 per barrel in Q2 2020. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q2 2021 was 28.2 cents per gallon ("cpg"), compared 38.3 cpg in Q2 2020. Retail fuel margins decreased 31.2% in the current quarter due to rising prices and were partially offset by improved retail fuel volumes which increased 32.6% resulting in an overall decrease in retail fuel contribution of $24.1 million in Q2 2021 compared to Q2 2020.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.60 in Q2 2021 compared to $0.38 in Q2 2020. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of June 30, 2021, we have $1.3 billion of Senior Notes and a $400 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At June 30, 2021, we have additional available capacity under the committed $350 million cash flow revolving credit facility. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2021 to range from approximately $325 million to $375 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2021 primarily using operating cash flow but will supplement funding where necessary using borrowings available under cash flow revolving credit facilities.

We believe that our business will continue to grow in the future as we expect to build additional locations that have the characteristics we look for in a strong site as chosen by our real estate development team. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

We currently estimate our ongoing effective tax rate to be between 23% and 25% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As the pandemic-related travel restraints decreased in the first half of 2021, we began to see historical seasonal patterns trending closer to normal. At the present time, we cannot forecast the exact timing of a complete recovery, especially in light of the recent resurgence of COVID-19 cases. As a result, operating results for the three and six months ended June 30, 2021 may not be necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Business Segment

The Company has one operating segment which is Marketing.  This segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 20 “Business Segments” in the audited combined financial statements for the year ended December 31, 2020 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2021.

Results of Operations

Consolidated Results

For the three months ended June 30, 2021, the Company reported net income of $128.8 million, or $4.79 per diluted share, on revenue of $4.5 billion. Net income was $168.9 million for the same period in 2020, or $5.73 per diluted share, on $2.4 billion in revenue.  The decrease in net income is primarily due to lower all-in fuel contribution, higher store operating expense, increased payment fees and interest expense, partially offset by an improved merchandise contribution.

For the six month period ended June 30, 2021, the Company reported net income of $184.1 million, or $6.73 per diluted share, on revenue of $8.0 billion. Net income was $258.2 million for the same period in 2020, or $8.60 per diluted share, on $5.6 billion in revenue.  The decrease in net income is primarily due to lower all-in fuel contribution, higher store operating expense, increased payment fees and interest expense, partially offset by a higher merchandise contribution.

The consolidated financial results include QuickChek for the quarter and year of 2021 from April 3, 2021 through July 2, 2021 and January 29, 2021 (date of acquisition) through July 2, 2021, respectively.

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Quarterly revenues for 2021 increased $2.1 billion, or 87.3%, compared to the same quarter in 2020.  The increase in revenues was due to higher retail fuel sales prices, an increase in retail fuel sales volumes, increased merchandise sales, improved PS&W revenues including RINs, and the inclusion of QuickChek.

Total cost of sales increased $2.0 billion, or 104.2% when compared to 2020.  In the current-year quarter, the higher costs were primarily due to higher wholesale fuel prices, higher merchandise costs, and the inclusion of QuickChek results.

Store and other operating expenses increased $77.1 million, or 58.5%, from Q2 2020, due primarily to the inclusion of QuickChek stores which have higher store operating costs due to its larger format stores with an enhanced food and beverage offering, other related store costs, and higher payment fees.

SG&A expenses for Q2 2021 increased $11.4 million, or 30.7%, from Q2 2020. The increase in SG&A costs is primarily due to the inclusion of QuickChek.

Depreciation and amortization expense increased $13.8 million from Q2 2020 primarily due to the inclusion of QuickChek stores, the additions of new larger store formats, and raze-and-rebuild activity.

The effective income tax rate was approximately 24.2% for Q2 2021 versus 24.3% for the same period of 2020.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Year-to-date revenues for 2021 increased $2.4 billion, or 43.6%, compared to the same quarter in 2020.  The increase in revenues was due to higher retail fuel sales prices, higher retail fuel sales volumes, increased merchandise sales, improved PS&W revenues including RINs, and the inclusion of QuickChek sales results since its acquisition.

Total cost of sales increased $2.3 billion, or 49.0% when compared to 2020.  In the current-year period, the higher costs were primarily due to higher wholesale fuel prices combined with higher sales volumes, higher merchandise costs and the inclusion of QuickChek results.

Store and other operating expenses increased $119.1 million, or 44.6%, in the first six months of 2020, due primarily to the inclusion of QuickChek stores which have higher store operating costs due to its larger format stores with an enhanced food and beverage offering and higher payment fees.

SG&A expenses for the first six months of 2021 increased $16.5 million, or 21.6%, compared to the first six months of 2020. The increase in SG&A costs is primarily due to the inclusion of QuickChek.

Depreciation and amortization expense increased $25.4 million year-to-date from 2020 primarily due to the inclusion of QuickChek, combined with newer larger store formats and raze-and-rebuild activity.

The effective income tax rate was approximately 24.3% for the six months ended June 30, 2021 versus 24.1% for the same period of 2020. The slight increase in the effective tax rate was due to a discrete tax item related to adjustments of deferred state income taxes from the acquisition of QuickChek that was partially offset by excess tax benefits on stock compensation vesting.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Marketing	$145.6	$179.6	$226.0	$280.5
Corporate and other assets	(16.8)	(10.7)	(41.9)	(22.3)
Net Income	$128.8	$168.9	$184.1	$258.2

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Net income for the three months ended June 30, 2021 decreased compared to the same period in 2020 primarily due to:

•Lower retail fuel contribution
•Increased payment fees
•Higher store and other operating expenses
•Higher depreciation and amortization expense
•Higher SG&A expenses
•Higher interest expense

The items below partially offset the decrease in net income in the current period:

•Higher contribution from PS&W, including RINs
•Higher merchandise contribution
•Higher retail fuel volumes

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Net income for the six months ended June 30, 2021 decreased compared to the same period in 2020 primarily due to:

•Lower retail fuel contribution
•Increased payment fees
•Higher store and other operating expenses
•Higher depreciation and amortization expense
•Higher SG&A expenses
•Acquisition related costs
•Higher interest expense

The items below partially offset the decrease in net income in the current period:

•Higher contribution from PS&W, including RINs
•Higher merchandise contribution
•Higher retail fuel volumes

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2021	2020	2021	2020

Operating Revenues
Petroleum product sales	$3,404.5	$1,588.9	$6,040.3	$4,069.1
Merchandise sales	963.4	767.1	1,796.6	1,454.6
Other operating revenues	88.0	23.6	156.1	40.6
Total operating revenues	4,455.9	2,379.6	7,993.0	5,564.3
Operating expenses
Petroleum products cost of goods sold	3,175.2	1,287.8	5,651.3	3,547.6
Merchandise cost of goods sold	778.9	648.7	1,463.7	1,228.7
Store and other operating expenses	208.9	131.8	386.0	266.9
Depreciation and amortization	49.5	35.8	96.4	71.7
Selling, general and administrative	48.5	37.1	92.8	76.3
Accretion of asset retirement obligations	0.7	0.5	1.3	1.1
Total operating expenses	4,261.7	2,141.7	7,691.5	5,192.3

Gain (loss) on sale of assets	(0.1)	1.3	—	1.4
Income (loss) from operations	194.1	239.2	301.5	373.4

Other income (expense)
Interest expense	(1.9)	(0.1)	(3.4)	(0.1)
Total other income (expense)	(1.9)	(0.1)	(3.4)	(0.1)

Income (loss) before income taxes	192.2	239.1	298.1	373.3
Income tax expense (benefit)	46.6	59.5	72.1	92.8
Income (loss) from operations	$145.6	$179.6	$226.0	$280.5

Total tobacco sales revenue same store sales[1,2]	$123.7	$124.0	$119.2	$118.3
Total non-tobacco sales revenue same store sales[1,2]	51.4	48.5	49.0	45.0
Total merchandise sales revenue same store sales[1,2]	$175.1	$172.5	$168.2	$163.3
[1]2020 amounts not revised for 2021 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,662	1,485	1,662	1,485
Total store months during the period	4,939	4,449	9,774	8,910

Average Per Store Month (APSM) metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales (SSS) metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2020 for the stores being compared in the 2021 versus 2020 comparison). Acquired stores are not included in the calculation of same stores for the first

12 months after the acquisition. When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.
QuickChek uses a weekly retail calendar where each quarter has 13 weeks and its historical fiscal year end was the Friday nearest to October 31. For the Q2 2021 period, the results provided include the period from April 3, 2021 to July 2, 2021 and for the six months ended June 20, 2021 include the period January 29, 2021 to July 2, 2021. The difference in the timing of the month ends are immaterial to the overall consolidated results.

Fuel

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2021	2020	2021	2020
Total retail fuel contribution ($ Millions)	$244.7	$268.8	$401.5	$551.8
Total PS&W contribution ($ Millions)	(14.4)	33.2	(10.7)	(28.4)
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	86.3	22.6	153.1	38.1
Total fuel contribution ($ Millions)	$316.6	$324.6	$543.9	$561.5
Retail fuel volume - chain (Million gal)	1,123.4	847.2	2,132.5	1,900.9
Retail fuel volume - per store (K gal APSM)[1]	237.0	190.4	225.9	213.3
Retail fuel volume - per store (K gal SSS)[2]	233.2	187.7	222.9	210.6
Total fuel contribution (including retail, PS&W and RINs) (cpg)	28.2	38.3	25.5	29.5
Retail fuel margin (cpg)	21.8	31.7	18.8	29.0
PS&W including RINs contribution (cpg)	6.4	6.6	6.7	0.5
1APSM metric includes all stores open through the date of calculation
[2]2020 amounts not revised for 2021 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Income Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Petroleum product sales	$3,404.5	$1,588.9	$6,040.3	$4,069.1
Less Petroleum product cost of goods sold	(3,175.2)	(1,287.8)	(5,651.3)	(3,547.6)
Plus RINs and other (included in Other Operating Revenues line)	87.3	23.5	154.9	40.0
Total fuel contribution	$316.6	$324.6	$543.9	$561.5

Merchandise

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2021	2020	2021	2020
Total merchandise contribution ($ Millions)	$184.5	$118.4	$332.9	$225.9
Total merchandise sales ($ Millions)	$963.4	$767.1	$1,796.6	$1,454.6
Total merchandise sales ($K SSS)[1,2]	$175.1	$172.5	$168.2	$163.3
Merchandise unit margin (%)	19.2%	15.4%	18.5%	15.5%
Tobacco contribution ($K SSS)[1,2]	$17.2	$17.1	$16.4	$16.3
Non-tobacco contribution ($K SSS)[1,2]	$11.0	$10.5	$10.4	$9.8
Total merchandise contribution ($K SSS)[1,2]	$28.2	$27.6	$26.8	$26.1
[1]2020 amounts not revised for 2021 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Net income in the Marketing segment for Q2 2021 decreased $34.0 million compared to the Q2 2020 period, due to lower all-in fuel contributions, higher store operating expense, higher SG&A costs, and additional depreciation and amortization expense, partially offset by increased merchandise contribution. All significant variances other than lower all-in fuel contributions were partially due to the inclusion of QuickChek in the current period.

Total revenues for the Marketing segment were approximately $4.5 billion in Q2 2021 compared to $2.4 billion in Q2 2020. The increased revenues were due to a 59.6% increase in retail fuel sales prices and a 32.6% increase in the number of gallons sold, improved PS&W revenues, including RINs, and a 25.6% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $524.4 million in Q2 2021 and $380.3 million in Q2 2020.

Retail fuel margin dollars decreased 9.0% compared to the prior year quarter on a smaller margin rate of 21.8 cpg for Q2 2021 when compared to 31.7 cpg in the same quarter of 2020, partially offset by an increase in retail fuel volumes. The decrease in the cpg margin rate was due primarily to higher prices paid for fuel during the current-year quarter. Total fuel sales volumes on a SSS basis increased 22.4% to 233.2 thousand gallons per store in the 2021 period.

Total PS&W margin dollars, including RINs, increased by $16.1 million over Q2 2020 results. The quarter-over-quarter increase is primarily due to higher RIN prices, partially offset by negative spot-to-rack margins. The 2021 quarter includes the sale of 54 million RINs at an average selling price of $1.60 per RIN while the prior-year quarter had sales of 59 million RINs at an average price of $0.38 per RIN.

Total merchandise sales increased 25.6% to $963.4 million in Q2 2021 compared to $767.1 million in Q2 2020 due to higher sales across the chain in most categories and the inclusion of QuickChek results. Quarterly total merchandise contribution in 2021 improved 55.8% compared to Q2 2020.  Total SSS merchandise contribution dollars grew 2.4%. On a SSS basis there was a slight increase of 0.1% in tobacco products sales and 3.7% in non-tobacco sales, including higher beverage and general merchandise sales. Food and beverage contribution, a subset of non-tobacco contribution, experienced a significant shift to 15.2% of total merchandise contribution as the enterprise benefited from QuickChek's robust offerings.

Store and other operating expenses increased $77.1 million in the current period compared to Q2 2020 levels, primarily due to the inclusion of QuickChek, which has higher store operating expense due to its larger format stores which support an enhanced food and beverage offering. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 37.1%, primarily due to the inclusion of higher QuickChek related store costs.

Depreciation and amortization expense increased $13.7 million in Q2 2021 due primarily to the inclusion of QuickChek combined with new larger store formats and raze-and-rebuild activity.

Selling, general, and administrative expenses increased $11.4 million due primarily to the inclusion of QuickChek.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Net income in the Marketing segment for the six months ended June 30, 2021 decreased $54.5 million compared to the six months ended June 30, 2020 period, due to lower all-in fuel contributions, higher store operating expense, higher SG&A costs, and additional depreciation and amortization expense, partially offset by increased merchandise contribution. All significant variances other than lower all-in fuel contributions were partially due to the inclusion of QuickChek in the current year.

Total revenues for the Marketing segment were approximately $8.0 billion for the six month period ended June 30, 2021 compared to $5.6 billion for the same period ended June 30, 2020. The increased revenues were due to a 31.5% increase in retail fuel sales prices combined with a 12.2% higher number of gallons sold, improved PS&W revenues, including RINs, and a 23.5% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $994.0 million in the six months ended June 30, 2021 and $853.7 million in the six months ended June 30, 2020.

Retail fuel margin dollars decreased 27.2% compared to the prior year six months on a smaller margin rate of 18.8 cpg for the six months ended June 30, 2021 when compared to 29.0 cpg in the same period of 2020. The decrease in the cpg margin rate was due primarily to higher prices paid for fuel and were partially offset by an increase in the retail fuel volumes. Total fuel sales volumes on a SSS basis increased 4.4% to 222.9 gallons per store in the 2021 period.

Total PS&W margin dollars, including RINs, were a gain of $142.4 million in the 2021 six month period compared to a gain of $9.7 million in the first six months of 2020. The six months ended June 30, 2021 includes the sales of 116.8 million RINs at an average selling price of $1.31 per RIN while the prior-year period had sales of 128.2 million RINs at an average price of $0.30 per RIN.

Total merchandise sales increased 23.5% to $1.8 billion in the six months ended June 30, 2021 compared to $1.5 billion in the first six months of 2020 due to higher sales across the chain in most categories and the inclusion of QuickChek results. Year-to-date total merchandise contribution in 2021 increased 47.4% compared to the same period of 2020.  Total SSS merchandise contribution dollars grew 3.0%. On a SSS basis there was an increase of 1.1% in tobacco products sales and 6.5% in non-tobacco sales, including higher beverage and general merchandise sales. Food and beverage contribution jumped to 13.6% of total merchandise contribution as the enterprise benefited from QuickChek results.

Store and other operating expenses increased $119.1 million in the current period compared to the same period of 2020, primarily due to the inclusion of QuickChek, which has higher store operating expense due to its larger format stores and greater food and beverage offering. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 31.6%, primarily due to the inclusion of higher QuickChek related store costs.

Depreciation and amortization expense increased $24.7 million in the first six months of 2021 due primarily to the inclusion of QuickChek combined with new larger store formats and raze-and-rebuild activity.

Selling, general and administrative expenses increased $16.5 million due primarily to the inclusion of QuickChek.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	22.4%	24.5%	4.4%	5.9%

Merchandise sales	1.1%	13.1%	2.6%	12.6%
Tobacco sales	0.1%	(0.5%)	1.1%	0.4%
Non-tobacco sales	3.7%	47.3%	6.5%	44.3%

Merchandise margin	2.4%	40.4%	3.0%	34.4%
Tobacco margin	2.2%	4.8%	2.1%	3.9%
Non-tobacco margin	2.7%	93.1%	4.5%	82.2%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

After-tax results for Corporate and other assets for Q2 2021 were a loss of $16.8 million compared to a loss of $10.7 million in Q2 2020, due primarily to increased interest expense related to debt incurred in January 2021 to finance the QuickChek acquisition.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

After-tax results for Corporate and other assets for the six months ended June 30, 2021 were a loss of $41.9 million compared to a loss of $22.3 million in the same period of 2020, due primarily to the acquisition related costs and increased interest expense due to the acquisition.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Net income	$128.8	$168.9	$184.1	$258.2

Income tax expense (benefit)	41.2	54.1	59.2	82.1
Interest expense, net of interest income	20.4	12.8	41.7	25.3
Depreciation and amortization	53.3	39.5	104.3	78.9
EBITDA	243.7	275.3	389.3	444.5

Accretion of asset retirement obligations	0.7	0.5	1.3	1.1
(Gain) loss on sale of assets	0.1	(1.3)	(0.1)	(1.4)
Acquisition related costs	0.2	—	9.0	—
Other nonoperating (income) expense	(0.2)	(0.3)	(0.2)	0.7
Adjusted EBITDA	$244.5	$274.2	$399.3	$444.9

Capital Resources and Liquidity

Significant Sources of Capital

We have a committed $350 million cash flow revolving credit facility (the "revolving facility”), which was undrawn at June 30, 2021 (which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein).
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $330.8 million for the six months ended June 30, 2021 and was $381.9 million for the comparable period in 2020. The decrease for the current year is primarily related to the decrease in net income of $74.1 million compared to the corresponding period in 2020, changes in working capital, and is partly offset by an increase in depreciation expense. Non-cash operating working capital changes in the current year consisted of an $83.4 million increase in accounts receivable, an $8.1 million increase in prepaid expenses and other current assets, $8.3 million increase in inventories, and a $3.0 million increase in income taxes payable, which were partially offset by a $114.1 million increase in accounts payable and accrued liabilities. The changes in accounts receivable was due to the timing of payments received, and the inclusion of QuickChek activity. The changes in accounts payable and accrued liabilities were due to the timing of payments, increased prices of wholesale fuel, and the inclusion of QuickChek activity.

Investing Activities

For the six months ended June 30, 2021, cash required by investing activities was $778.3 million compared to $99.2 million in 2020. The increase in investing cash requirements in the current period was primarily due to the cash payments for the acquisition of QuickChek and the timing of capital expenditures. Other investing activities required $1.2 million in cash during 2021 compared to cash required of $1.1 million in 2020.

Financing Activities

Financing activities in the six months ended June 30, 2021 provided cash of $448.9 million compared to cash required of $159.4 million in the six months ended June 30, 2020. The first six months of 2021 included payments of $198.3 million for the repurchase of common shares, which was an increase of $57.7 million from the prior-year period, and dividend payments of $13.5 million in 2021 versus none in the first six months of 2020. Borrowings of debt in 2021 provided $892.8 million compared to no borrowings in the same period of 2020. Repayments of debt required $216.9 million in 2021 compared to net repayments of $13.2 million in 2020. Debt issuance costs required cash of $8.9 million in 2021 and there were no such costs in 2020. Amounts related to share-based compensation required $0.7 million more in cash during 2021 than in 2020.

Share Repurchase Program

During the quarter ended June 30, 2021, a total of 1,085,876 shares were repurchased for $148.3 million, and for the six months ended June 30, 2021 a total of 1,483,758 shares were repurchased for $198.3 million. Purchases made in 2021 were made under the $500 million share repurchase program approved by the Board of Directors in November 2020, with approximately $176.7 million remaining in the plan at June 30, 2021.

Debt

Our long-term debt at June 30, 2021 and December 31, 2020 was as set forth below:

(Millions of dollars)	June 30, 2021	December 31, 2020
3.75% senior notes due 2031 (net of unamortized discount of $6.0 at June 30, 2021)	$494.0	$—
5.625% senior notes due 2027 (net of unamortized discount of $2.2 at June 30, 2021 and $2.4 at December 2020)	297.8	297.6
4.75% senior notes due 2029 (net of unamortized discount of $5.1 at June 30, 2021 and $5.4 at December 31, 2020)	494.9	494.6
Term loan due 2023 (effective interest rate of 2.67% at December 31, 2020)	—	212.5
Term loan due 2028 (effective interest rate of 2.27% at June 30, 2021) (net of unamortized discount of $0.9)	399.1	—
Capitalized lease obligations, autos and equipment, due through 2025	2.9	2.1
Capitalized lease obligations, buildings, due through 2055	132.1	—
Less unamortized debt issuance costs	(12.2)	(4.4)
Total notes payable, net	1,808.6	1,002.4
Less current maturities	14.2	51.2
Total long-term debt, net of current	$1,794.4	$951.2

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2021, our total leverage ratio was 2.55 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed $100 million in any fiscal year and an additional ability to make restricted payments in an aggregate amount not to exceed the greater of $110 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.
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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and six months ended June 30, 2021, and accounted for the vast majority of our total assets as of June 30, 2021. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.

The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Marketing:
Company stores	$63.4	$52.9	$111.7	$80.2
Terminals	0.4	0.2	0.8	0.6
Sustaining capital	4.7	6.8	8.1	11.4
Corporate and other assets	20.2	6.6	24.0	19.7
Total	$88.7	$66.5	$144.6	$111.9

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

Goodwill and intangible assets — Goodwill represents the excess of the aggregate of the consideration transferred over the net assets acquired and liabilities assumed and is tested annually for impairment, or more frequently if there are indicators of impairment. Acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when events or circumstances indicate that the asset group to which the intangible assets belong might be impaired. The Company revises the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision. If the Company revises the useful life, the unamortized balance is amortized over the use life on a prospective basis. Indefinite-lived intangibles are tested annually for impairment, or more often if indicators warrant.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, such as COVID-19 and the government reaction in response thereof: the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent Annual Report on our Form 10-K and our Form 10-Q, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2021 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $150 million of our outstanding term loan amount at June 30, 2021. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at June 30, 2021.
For additional information about our use of derivative instruments, see Note 12 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2020 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of June 30, 2021.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2021, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended June 30, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2021 to April 30, 2021	—	$—	—	$325,000,327
May 1, 2021 to May 31, 2021	571,777	138.92	571,777	245,566,214
June 1, 2021 to June 30, 2021	514,099	133.97	514,099	176,694,553
Three Months Ended June 30, 2021	1,085,876	$136.58	1,085,876	$176,694,553

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
July 29, 2021

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