Form 10-K
period 2021-12-31
Murphy USA Inc.
filed 2022-02-17
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2021), based on the closing price on that date of $133.37 was $3,447,482,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2022 was 24,832,797.
                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 5, 2022 will be incorporated by reference in Part III herein.

MURPHY USA INC.
TABLE OF CONTENTS – 2021 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Murphy USA Inc. ("Murphy USA" or the "Company") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations. In addition, on January 29, 2021, the Company acquired Quick Chek Corporation ("QuickChek"), a privately held convenience store chain.
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a network of 1,679 (as of December 31, 2021) retail stores located in 27 states, of which, 1,151 were branded as Murphy USA, 370 were branded as Murphy Express, and 158 were branded as QuickChek stores. The majority of our retail gasoline stores operate under the brand name of Murphy USA and are almost all located in close proximity to Walmart stores while gasoline and other products at standalone stores are marketed under the brand name of Murphy Express. The Murphy branded stores are primarily located in the Southeast, Southwest, and Midwest areas of the United States. We also operate a combination of convenience stores and convenience stores with retail gasoline under the brand name of QuickChek, which are located in New Jersey and New York. In addition, we market to unbranded wholesale customers through a mixture of Company owned and third-party product distribution terminals and pipeline positions. As an independent publicly traded company, we have low-price, high volume fuel retail outlets selling convenience merchandise through low-cost small store formats and kiosks, as well as larger format stores that have a broader range of merchandise and food and beverage offerings that are driven by key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 30 through 44, F-13, F-15, and F-30 through F-31 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,679 retail gasoline stores (as of December 31, 2021), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, mainly Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (increased vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we believe we are an industry leader in per-store tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers through our Murphy Drive Rewards loyalty program which rewards customers with discounted and free items based on purchases of qualifying fuel and merchandise.

Low cost retail operating model
We operate our Murphy USA and Murphy Express retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of 1,400 square foot stores and new-to-industry ("NTI") 2,800 square foot stores which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. Many of our Murphy stores require only one or two associates to be present during business hours and 77% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores of our Murphy USA and Express brands allow us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 4 cents per gallon ("cpg") since our spin-off in 2013.
Distinctive fuel supply chain capabilities
We source fuel at very competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we analyze intraday supply options and direct third-party tanker trucks to the most favorably priced terminal to load products for our Murphy stores and QuickChek stores with gasoline, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins.  These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility or delivery difficulties. It would take substantial time and investment, both in expertise and assets, for a competitor to replicate our existing position, and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high-volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position and availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins.
We have acquired through share repurchases approximately $1.9 billion of our common stock in a little more than eight years of operation. In October 2020, our Board of Directors approved a $500 million share repurchase program. As of December 31, 2021, we had approximately $20 million remaining in the program which was completed in January 2022. In December 2021, our Board of Directors authorized a new share repurchase program of up to $1 billion to be executed by December 31, 2026, to begin upon completion of the 2020 authorization. Additionally, in order to provide a consistent and meaningful return of capital to shareholders independent of share repurchases, we increased our quarterly dividend to $0.29 per share, or $1.16 per share on an annualized basis, to our shareholders beginning in December 2021.
We have 14,615 dedicated and hardworking employees as of December 31, 2021, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.
Our Business Strategy
Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years, which is demonstrated by the 370 standalone Murphy Express locations (as of December 31, 2021) we have developed, the majority of which were developed after our 2013 spin-off from Murphy Oil Corporation. We expect to build up to 45 NTI locations and up to 35 raze-and-rebuilds in 2022 and are targeting up to 55 NTI and up to 25 raze-and-rebuilds per year in future periods, focusing on high-return locations either in high traffic areas, near Walmart Supercenters, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller lot sizes, we now expect to build more Murphy branded NTI stores that are 2,800 square feet or larger, as well as our NTI QuickChek branded locations in their existing footprint, which average between 5,000 to 7,000 square feet in size. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
Diversify merchandise mix
We plan to continuously evaluate our remaining kiosk strategy in an effort to maximize our store economics and return on investment. Complementary to that strategy, we are continually refining Murphy branded 1,400 square foot and 2,800 square foot designs to create a foundation for increasing higher-margin non-tobacco sales and diversifying our merchandise offerings. Key to achieving the highest potential returns from our large and small format stores is the development and execution of enhanced food and beverage ("F&B") capabilities by leveraging QuickChek's F&B offering. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark Holding Company, Inc. ("Core-Mark") and in addition, to optimize our promotional planning, merchandise assortment, and pricing effectiveness, in order to help boost overall store returns.
Sustain cost leadership position
We believe that sustaining our low cost position is a strategic advantage as a retailer of commodity products. We are undertaking several initiatives for the purpose of increasing efficiency which should allow us to continue to beat inflation on per-store operating costs to help sustain low store-level costs. We also believe that through our planned growth and efficiency initiatives, we can control overhead costs to support an overall improvement in store returns and keep costs properly scaled as we grow organically. In order to do this successfully, we will focus on the continued development of our employees and foster an operating culture aligned with business performance, including cost leadership.
Create advantage from market volatility
We plan to continue to focus our product supply and wholesale efforts on activities that enhance our ability to be a low-price retail fuel leader and our ability to take advantage of fuel price volatility. We will continue to invest in capabilities and asset positions that support our supply chain strategy. Our distinctive business model and supply chain advantage allows us to deliver consistent margins over time and withstand periods of volatility and uncertainty.
 Invest for the long term
We maintain a portfolio of predominantly fee-simple assets and utilize what we believe to be an appropriate debt structure that will allow us to be resilient during times of volatility in fuel demand, price, and margin. We believe our strong financial position should allow us to profitably execute our low-cost, high volume retail strategy through periods of both high and low fuel margins while preserving the ability to re-invest in and grow our existing stores, brand image and supporting capabilities such as enhancing our food and beverage offerings. Furthermore, in addition to our store-development capital and investments in new capabilities, we have diversified our shareholder distribution mechanism to provide consistent return of capital through quarterly cash dividends and meaningful share repurchase programs as we continue to focus on maximizing shareholder value.
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
Corporate Information
Murphy USA was incorporated in Delaware on March 1, 2013 and our business consists of U.S. retail marketing operations.  Our Murphy USA headquarters is located at 200 Peach Street, El Dorado, Arkansas 71730 and our general telephone number is (870) 875-7600.  Our Internet website is www.murphyusa.com.  Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.  Shares of Murphy USA common stock are traded on the NYSE under the ticker symbol “MUSA”.
Description of Our Business
We market fueling products and convenience merchandise through a network of Company retail stores. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals. During 2021, the Company sold approximately 4.4 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate our stores at December 31, 2021 and the number of stores in each state. All of our stores are company owned.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	New York	19
Arkansas	69	Louisiana	80	North Carolina	90
Colorado	27	Michigan	27	Ohio	44
Florida	134	Missouri	50	Oklahoma	55
Georgia	99	Mississippi	55	South Carolina	67
Iowa	22	Nebraska	5	Tennessee	93
Illinois	43	Nevada	4	Texas	333
Indiana	39	New Jersey	139	Utah	5
Kansas	7	New Mexico	21	Virginia	23
				Total	1,679

The following table provides a history of our store count during the three-year period ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019
Start of period	1,503	1,489	1,472
Acquired	156	—	—
New construction	23	24	17
Closed or sold	(3)	(10)	—
End of period	1,679	1,503	1,489
Since 2007, we have purchased from Walmart the properties underlying many of our stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”

For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental stores on Walmart property in the United States. The term of the leases is ten years at each store, with us holding four successive five-year extension options at each site. Approximately half of the leased sites have over 11 years of term remaining, including renewals, should the Company decide to exercise the renewal options. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased store or allowing a third party to operate a leased store without written consent from Walmart.
As of December 31, 2021, we own the sites of 1,047 of our Murphy USA stores and we lease and operate 99 Murphy USA sites from Walmart, and we also lease and sublease 3 other sites from Walmart. We have 5 Murphy USA sites located near Walmart locations where we pay rent to other landowners. As of December 31, 2021, we have 233 Murphy Express stores where we own the land and 137 locations where we rent the underlying land. All leases for Murphy branded stores are operating leases.
As of December 31, 2021, we have 8 QuickChek stores of which we own the land and 150 QuickChek stores where we rent the underlying land and building. QuickChek has both operating and finance type leases and at December 31, 2021, had 30 stores with finance leases, 40 stores with operating leases and 80 stores which had both a finance and an operating lease. Of the operating leases, over half have an average remaining term, including renewals, of 25 years and of the finance leases, over half have an average remaining term, including renewals, of over 19 years. For more information about our operating leases, see Note 20 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2021.
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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise, as well as a greater food and beverage offering at our QuickChek locations. In 2021, we purchased more than 70% of our merchandise from a single vendor, Core-Mark, with whom we renewed a new five-year supply agreement in January 2021.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2021 are reported below.

	As of December 31,
	2021	2020	2019	2018	2017
Branded retail outlets:
Murphy USA®	1,151	1,151	1,161	1,160	1,158
Murphy Express	370	352	328	312	288
QuickChek®	158	—	—	—	—
Total	1,679	1,503	1,489	1,472	1,446

	As of December 31,
	2021	2020	2019	2018	2017
Retail marketing:
Total fuel contribution (including retail, PS&W and RINs) (cpg)[1]	26.3	25.2	16.1	16.2	16.4
Retail fuel margin per gallon (cpg) (1)	21.9	22.9	13.8	14.7	14.0
Gallons sold per store month (in thousands)	229.4	219.5	248.3	244.0	245.3
Merchandise sales revenue per store month (in thousands)	$186.7	$166.3	$148.7	$139.7	$140.5
Merchandise margin as a percentage of merchandise sales	19.1%	15.6%	16.0%	16.5%	16.1%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2021.
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
The retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail stores compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stores, mass merchants, fast food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline stores. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors are: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety.
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
Trademarks
In the highly competitive business in which we operate, our trade names, service marks and trademarks are important to distinguish our products and services from those of our competitors. We sell gasoline primarily under the Murphy USA® and Murphy Express brands, which we acquired from Murphy Oil. We acquired ownership of the QuickChek® trademark and others as a result of the QuickChek acquisition. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.
Technology Systems
All of our Company stores use a standard hardware and software platform for point-of-sale (“POS”) that facilitates item level scanning of merchandise for sales and inventory, and the secure acceptance of all major payment methods – cash, check, credit, debit, fleet and mobile. In addition, our QuickChek stores have self-service checkouts and support third-party delivery services. Our standard approach to large scale and geographically dispersed deployments reduces total technology cost of ownership for the POS and inherently makes the system easier to use, support, and replace. This POS technology strategy reflects close alignment with our growth plan.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at most of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $5.9 million in 2022.
We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws, we could be responsible for investigating and remediating contamination relating to such stores, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stores, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further investigation or remediation obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. From time to time, we are subject to legal and administrative proceedings governing the investigation and remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks.
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued Corporate Average Fuel Economy ("CAFE") standards in 2012 that set fuel economy standards and regulated emissions of GHGs for fleets of 2017-2025 model year cars and light duty trucks. In 2016, the NHTSA finalized a rule imposing stricter penalties against those who exceed CAFE standards. In 2019, the EPA and NHTSA jointly finalized part one of the Safer Affordable Fuel-Efficient ("SAFE") Vehicles Rule, which reduced the penalties for violations of CAFE standards and revoked California's authority to set its own fuel economy standards. However, in December 2021, NHTSA published a final rule that repealed part one of the SAFE Vehicles Rule, meaning that California's ability to set its own standards will no longer be preempted by federal law. In March 2020, EPA and NHTSA finalized part two of the SAFE Vehicles Rule, which amended and made less stringent the 2012 CAFE fuel economy and emissions standards for fleets of 2021-2026 model year cars and light duty trucks. Subsequently, over the course of 2021 the agencies separately proposed, and the EPA finalized, standards that are more stringent than those in part two of the SAFE Vehicles Rule, with the proposed NHTSA CAFE standards addressing the 2024-2026 model years and the finalized EPA GHG standards addressing the 2023-2026 model years. The EPA and NHTSA also regulate GHG emission and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. These and any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
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
Sale of Regulated Products
In certain areas where our retail stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and tobacco products to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and tobacco products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and tobacco products is substantial, we have adopted procedures intended to minimize such exposure. We also adhere to the rules governing lottery sales as determined by state lottery commissions in each state in which we make such sales.
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
Other Regulatory Matters
Our retail stores are also subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, fire and other departments relating to the development and operation of retail stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new retail store in a particular area.
Our operations are also subject to federal and state laws governing such matters as wage rates, overtime and citizenship requirements. At the federal and state levels, there are proposals under consideration from time to time to increase minimum wage rates and periods of protected leaves. Increases in wages, overtime pay, or benefits due to changes in the statutory minimum salary requirements or minimum wage rates or mandated health benefits would result in an increase in our labor costs. Such cost increases, or the penalties for failing to comply, could adversely affect our business, financial condition, and results of operations. We monitor such changes to ensure our continued compliance with these ever-changing regulations.
Human Capital
At Murphy USA, we know that the strength of our workforce is critical to our long-term success and we strive to build upon this through the foundation laid by our Principles. As of December 31, 2021, Murphy USA had 14,615 employees, including 6,245 full-time employees and 8,370 part-time employees working at our stores, support centers, and corporate headquarters.

Murphy USA is committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal year 2021 addressed, among other things, (i) Our Principles, (ii) Inclusion and Diversity, (iii) Talent Management, (iv) Total Rewards, (v) Our COVID-19 Response, and (vi) Workforce Safety.

Our Principles are the heart of our rich culture, creating the foundation of how we operate at Murphy USA. They are the values that shape the strong character of our company. The basis for our human capital management focus is driven by our core Principles of Integrity, Respect, Citizenship, and Spirit.

Integrity	Respect	Citizenship	Spirit
Be persistently ethical and honest to foster trust. We carry ourselves with a quiet confidence because we know that – in the long run — our character will speak for itself. We always do the right thing, even when no one is watching.

Value and appreciate others. We encourage and promote diverse approaches in all our thoughts, ideas and actions. We understand the value gained through embracing the strengths, experiences, and perspectives of others.

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

We are committed to living our Principles, specifically, the principle of "Respect" as it relates to inclusion and diversity. We are intentional about working towards increasing visible and invisible diversity throughout Murphy USA through several talent initiatives:
•We partner with universities to attract diverse talent.
•We identify critical roles and potential successors with our succession management program.
•We strive to lift up talent through differentiated and personalized development opportunities.

We employ thoughtful talent management strategies, including annual succession planning, bi-annual people reviews, promotion review committees, mid-year and annual performance reviews, and cohort performance review calibrations.

We are dedicated to helping our employees succeed professionally by offering a robust suite of learning and development opportunities.
•Our field teams have comprehensive functional training programs at each level.
•We have individual development plans (IDPs) and an eLearning platform to support employee-driven development.
•Leadership development opportunities are available for all leaders.
•We provide tuition reimbursement for home office employees, store managers, and assistant store managers.
•We sponsor employees seeking to earn their GED.

We have demonstrated a history of investing in our employees by offering competitive salaries and wages. We offer comprehensive benefit packages designed to support employees' overall well-being. We have benefit packages available at all levels of the organization. The benefits package offered to our full-time employees includes:
•Comprehensive health, dental, vision, and life insurance.
•Parental leave available to all new parents for birth, adoption or foster placement.
•An Employee Assistance Program.
•401K program with company match.
•Paid time off including: vacation, sick, parental, bereavement, and holidays.

At present, all QuickChek benefit plans continue to operate as they did prior to our acquisition. We continue to evaluate QuickChek's benefit plans, and such evaluation could lead to consolidation with the Murphy USA plans in the future. The benefits offered by QuickChek are very similar to the benefits listed above.

We value the health, well-being and safety of our employees, customers, and communities. Our executive leadership team initiated a COVID-19 Crisis Response Team to address the critical safety, operational and business risks associated with the pandemic. In March 2020, we launched a voluntary work-from-home plan available to virtually all home-office based employees and revised critical work practices to promote a safer work environment for employees and our customers. We established a temporary Emergency Sick Pay program for store-level employees who were negatively impacted by COVID-19 and continued to support our employees throughout the COVID-19 pandemic by offering these programs through July 2021.

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
Properties
Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. We also own and operate two other office buildings in El Dorado, Arkansas that house our store support center and technology services personnel, and we own and operate an office building and training center in

Whitehouse Station, New Jersey for our QuickChek store support personnel.   We have numerous owned and leased properties for our retail fueling stores as described under “Description of Our Business,” as well as wholly-owned product distribution terminals.
Website access to SEC Reports
Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy USA Inc.’s website at ir.corporate.murphyusa.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.  Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. The information contained on these websites referenced herein is not incorporated by reference into this filing.

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
The interest rates on our credit facilities may be impacted by the phase-out of the London Interbank Offered Rate ("LIBOR") and the transition to the Secured Overnight Financing Rate ("SOFR").
Interest rates on borrowings under our credit agreement may be based on LIBOR. Following announcements by the United Kingdom Financial Conduct Authority (“FCA”) and ICE Benchmark Administration Limited, the FCA-regulated LIBOR administrator, publication of the one-week and two-month United States Dollar (“USD”)-LIBOR tenors ceased after December 31, 2021. While publication of all other USD-LIBOR tenors is expected to cease after June 30, 2023, U.S. regulators and the FCA have published guidance instructing banks to cease entering into new contracts referencing USD-LIBOR no later than December 31, 2021, with limited exceptions.
As of the date hereof, the current recommended replacement for USD-LIBOR is the Secured Overnight Financing Rate (“SOFR”). In March 2020, the Federal Reserve Bank of New York began publishing 30-, 90- and 180-day tenor SOFR Averages and a SOFR Index. In addition, forward-looking SOFR term rates are being published. However, the composition and characteristics of SOFR are not the same as those of LIBOR. As a result, there can be no assurance that SOFR or any rate based on SOFR will perform in the same way as LIBOR would have at any time. For example, since publication of SOFR began on April 3, 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.
Any transition away from LIBOR as a benchmark for establishing the applicable interest rate is complex and may affect the cost of servicing our debt under our credit agreement. Although these borrowing arrangements provide for alternative base rates, the composition and characteristics of such alternative base rates are not the same as those of LIBOR, and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.
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
Further, recessionary economic conditions, higher interest rates, higher gasoline and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products we sell at our retail stores. Unfavorable economic conditions, higher gasoline prices and unemployment levels can affect consumer confidence, spending patterns and vehicle miles driven. These factors can lead to sales declines in both gasoline and general merchandise, and in turn have an adverse impact on our business, financial condition, results of operations and cash flows.
Walmart continues to be a key relationship with regard to our Murphy USA network.
At December 31, 2021, most of our Murphy branded stores were located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.
Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  RIN prices also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of RIN prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In 2021, RIN prices continued to fluctuate but were higher on average due to uncertainty of future regulations. Although a decline in RIN prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from the sale of RINs.

Current litigation and future rule making could impact the present point of obligation under the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market—and then retire with the federal government RINs to satisfy their individual obligations. However, pending litigation and soon-to-begin EPA rule making activities concerning the RFS standard could potentially open the door to a change in the point of obligation. If the point of obligation were to be shifted from refiners to blenders, Murphy USA would potentially have to utilize the RINs that it obtains through its blending activities to satisfy a new obligation and would therefore be unable to sell those RINs to third parties. This could have an impact on the Company's current business model, unless it were able to pass along these costs to consumers or other parties.
We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party supply and transportation of refined products.
We utilize key product supply and wholesale assets, including our pipeline positions and product distribution terminals, to supply our retail fueling stores. Much of our competitive advantage arises out of these proprietary arrangements which, if disrupted, could materially and adversely affect us. The novel coronavirus ("COVID-19") pandemic impacted 2021 and continues to cause disruptions in supply chains into 2022. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport petroleum or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions. Furthermore, at some of our locations there are very few suppliers for fuel in that market.
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
Failure to maintain the quality and safety of our food products could adversely impact our reputation and business.
As we continue to focus on enhancing our food and beverage offerings, concerns regarding the quality or safety of our food products or our food supply chain, even if factually incorrect or based on isolated incidents, could hurt our sales of prepared food products and possibly lead to product liability and personal injury claims, litigation, government agency investigations and damages.
Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.
Our owned properties that were purchased from Walmart are subject to Easements with Covenants and Restrictions Affecting Land (the “ECRs”) between us and Walmart. The ECRs impose customary restrictions on the use of our properties, which Walmart has the right to enforce. The ECRs also provide that if we propose to sell a fueling store property or any portion thereof (other than in connection with the sale of all or substantially all of our properties that were purchased from Walmart or in connection with a bona fide financing), Walmart has a right of first refusal to purchase such property or portion thereof on similar terms. Subject to certain exceptions (including a merger in which we participate, the transfer of any of our securities or a change in control of us), if we market for sale to a third party all or substantially all of our properties that were purchased from Walmart, or if we receive an unsolicited offer to purchase such properties that we intend to accept, we are required to notify Walmart. Walmart then has the right, within 90 days of receipt of such notice, to make an offer to purchase such properties. If Walmart makes such an offer, for a period of one year we will generally only be permitted to accept third-party offers where the net consideration to us would be greater than that offered by Walmart.
The ECRs also prohibit us from transferring all or substantially all of our fueling store properties that were purchased from Walmart to a “competitor” of Walmart, as reasonably determined by Walmart. The term “competitor” is generally defined in the ECRs as an entity that owns, operates or controls grocery stores or supermarkets, wholesale club operations similar to that of a Sam’s Club, discount department stores or other discount retailers similar to any of the various Walmart store prototypes or pharmacy or drug stores.
Similarly, some of our leased properties are subject to certain rights retained by Walmart. Our master lease agreement states that if Murphy Oil USA, Inc. is acquired or becomes party to any merger or consolidation that results in a material change in the management of the stores, Walmart will have the option to purchase the stores at fair market value. The master lease also prohibits us from selling all or any portion of a store without first offering to sell all or such portion to Walmart on the same terms and conditions. These provisions may restrict our ability to conduct our business on the terms and in the manner we consider most favorable and may adversely affect our future growth.
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2022 and beyond.
Our ability to grow by up to 45 new stores and up to 35 raze-and-rebuild stores in 2022 and by up to 55 NTI stores and 25 raze-and-rebuild stores in future years relies on the continued growth of our project pipeline and the building material supply chain. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase for those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline. Further, permitting delays due to local government agency ability to timely respond to our requests could also negatively impact our pipeline.
We currently have one primary supplier for over 70% of our merchandise. A disruption in supply could have a material effect on our business.
In 2021, over 70% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In January 2021, we renewed and extended for another five years a supply contract with Core-Mark. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available or offer merchandise on similar commercial terms. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
We could be adversely affected if we are not able to attract and retain qualified personnel.
We are dependent on our ability to attract and retain qualified personnel. If, for any reason, we are not able to attract and retain qualified personnel, our business, financial condition, results of operations and cash flows could be adversely affected.
Risks Relating to the QuickChek Acquisition
The anticipated benefits of the QuickChek acquisition may not be realized or those benefits may take longer to realize than expected.
The success of the QuickChek acquisition will depend, to a large extent, on our ability to realize the anticipated benefits and cost savings derived from the transaction and our ability to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, we have devoted significant management attention and resources to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits.
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
Many factors affecting our ability to realize anticipated benefits are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially impact our business, financial condition, and results of operations. In addition, even if our operations are integrated successfully with QuickChek, the full benefits of the transaction may not be realized, including the synergies, cost savings, or sales or growth opportunities as originally anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with QuickChek. An inability to realize the full extent of, or any of, the anticipated benefits of the QuickChek acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations, and cash flows.

All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of our common stock.
We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.
We have balances of goodwill and intangible assets as a result of the QuickChek acquisition. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

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
We have incurred, and expect to continue to incur, significant integration costs in connection with the QuickChek acquisition.
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
Risks Relating to Our Industry
Pandemics or disease outbreaks, such as COVID-19, may disrupt consumption and trade patterns, supply chains and normal business activities, which could materially affect our operations and results of operations.
Pandemics or disease outbreaks such as COVID-19 may continue to cause depressed demand for our fuel and convenience merchandise products because quarantines may inhibit the ability or need for our customers to shop with us. We also may experience disruptions of logistics necessary to obtain and deliver products to our stores and our customers as we rely on third-parties to perform these vital functions to our business.
In addition, we could again experience issues with our workforce that limit our ability to continue to operate our stores at their normal hours of operations or experience government intervention that requires us to reduce hours or close certain locations. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in an economic downturn that could adversely affect the economies and financial markets, resulting in an economic downturn that could affect customers' demand for our products and services. We have had to reduce hours of operation in some stores temporarily, but this has not had a material impact on our financial results.
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
In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail stores compete with other convenience store chains, independently owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stores, mass merchants, fast food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline stores. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety. Competition from these retailers may reduce our market share and our revenues, and the resulting impact on our business and results of operations could be materially adverse.
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
Similarly, advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) would reduce demand for gasoline and could fundamentally change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures. Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment have led to increased use of “green” automobiles. In addition, in August 2021, the Biden Administration issued an executive order which set a target to make half of all new vehicles sold in 2030 zero emission vehicles. Other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources may also reduce the competitiveness of gasoline. Consequently, the increased adoption of "green" automobiles and general attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We store gasoline in storage tanks at our retail stores. Our operations are subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, fines imposed by governmental agencies or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In certain areas where our retail stores are located, state or local laws limit the retail stores’ hours of operation or sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties.

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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 19 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2021 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail stores.
We rely on our technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our technology systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive personal data, including credit and debit card information from our customers, sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies such as theft and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may occur and go undetected, will not have a material adverse effect on our financial condition or results of operations.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2021.

Item 2.  PROPERTIES

See Item 1 "Description of the Business" and "Properties" for this information in this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which have arisen in the ordinary course of business.  See Note 19 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2021.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.

SUPPLEMENTAL INFORMATION; Information About our Executive Officers

The age at January 1, 2022, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2021, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 58; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 52; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.
Robert J. Chumley – Age 57; Senior Vice President, Merchandising and Marketing since September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Renee M. Bacon – Age 52; Senior Vice President, Sales and Operations since February 2019. Ms. Bacon joined Murphy USA in 2016 as Regional Vice president, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. She holds a Bachelor of Business Administration degree from the University of Texas--Austin. Ms. Bacon also holds a Master of Business Administration from the University of Houston and a Doctorate of Jurisprudence from the University of Tennessee.
Terry P. Hatten – Age 55; Senior Vice President, Human Resources since June 2018. Mr. Hatten joined the Company from Commercials Metal Company where he served as Chief Human Resources Officer. His previous experience includes Human Resources leadership roles at General Nutrition Centers (GNC), Dean Foods, and Pepsi Bottling Group. He graduated with a bachelor of arts degree from Gannon University. Mr. Hatten also holds a master's degree in Industrial and Labor Relations from Indiana University of Pennsylvania. Mr. Hatten is retiring from the Company effective February 28, 2022.
Christopher A. Click – Age 49; Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a Master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A & M University.
Blake Segal – Age 41; Senior Vice President, QuickChek since September 2021. Mr. Segal joined the Company from Caesars Entertainment Inc., where he served as Senior Vice President of Operations. His previous roles within Caesars included Vice President of Operations and Vice President of Analytics. He also has experience as an independent advisor to Apollo Global Management's private equity unit and has served on the boards of Opportunity Village, Laughlin (NV) Tourism Commission and Mohave (AZ) Airport Authority. Mr. Segal holds a Bachelor of Science degree in Management from the A. B. Freeman School of Business at Tulane University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,646 stockholders of record as of December 31, 2021.

The declaration and amount of any dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deem relevant.
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid a total of $1.04 per share in dividends during 2021 and paid a $0.25 per share dividend in 2020 and expect to continue quarterly dividend payments for the near future.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 9 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2021 for additional information.
On October 28, 2020, the Board of Directors approved an up to $500 million share repurchase program. During 2021, purchases under the October 2020 authorization were 2,398,477 common shares for $355.0 million, for an average price of $148.00 per share. Purchases made in 2020 under the October 2020 authorization were 969,654 common shares for $125.0 million, for an average of $128.91 per share. At December 31, 2021, we had approximately $20.0 million remaining under the October authorization which we utilized in full in January 2022. In December 2021, the Company announced an additional authorization to repurchase shares of up to $1 billion in common shares by December 31, 2026, which became available to use once the October 2020 authorization completed.
Below is detail of the company's purchases of its own equity securities during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs 1
October 1, 2021 to October 31, 2021	105,753	$168.78	105,753	$125,702,249
November 1, 2021 to November 30, 2021	428,238	174.98	428,238	50,771,043
December 1, 2021 to December 31, 2021	165,443	185.88	165,443	20,017,910
Three Months Ended December 31, 2021	699,434	$176.62	699,434	$20,017,910

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on October 28, 2020 include authorization for the Company to acquire up to $500 million of its common shares by December 31, 2023. A new authorization of $1 billion was announced on December 1, 2021, to begin upon the completion of the 2020 plan.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 12 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	700,029	$90.44	3,182,985
Equity compensation plans not approved by security holders	—	—	—
Total	700,029	$90.44	3,182,985

(1)Amounts in this column include outstanding restricted stock units.
(2)Number of shares available for issuance includes 2,825,663 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2021 plus 357,322 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2021.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2016, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P 400 Midcap Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

350
300
250
200
150
100
50
Index (100 as of 12/31/2016)
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Murphy USA Inc.
S&P 500 Index
S&P 400 Midcap Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P 400 Mid cap Index
December 31, 2016	$100	$100	$100
December 31, 2017	$131	$119	$115
December 31, 2018	$125	$112	$100
December 31, 2019	$190	$144	$125
December 31, 2020	$213	$168	$140
December 31, 2021	$324	$213	$172

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and the year-to-year comparison between 2021 and 2020. Discussions of 2019 items and the year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in the Form 10-K for the year ended December 31, 2020 filed on February 19, 2021.

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

•Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the two years ended December 31, 2021.

•Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the two years ended December 31, 2021. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

 On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction. The acquisition expanded the MUSA network into the Northeast by adding high-performance stores that had an existing best-in-class food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities. For additional information concerning the acquisition, see Note 5, "Business Acquisition" in the accompanying audited consolidated financial statements.

QuickChek uses a weekly retail calendar where each quarter has 13 weeks. QuickChek results cover the period from January 29, 2021 (the date of acquisition) to December 31, 2021.

Our Business

The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also market gasoline and other products at standalone stores under the Murphy Express brand and have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek. At December 31, 2021, we had a total of 1,679 Company stores in 27 states, of which 1,151 were Murphy USA, 370 were Murphy Express and 158 were QuickChek. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel sales. These gross margins are commodity-based, change daily and are volatile. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins to remain strong in a normalized environment, sales and gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in our fuel and merchandise supply caused by severe weather or pandemics such as COVID-19, travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber attacks, and competition in the local markets in which we operate. The COVID-19 pandemic continued to impact gasoline demand and cause disruptions to supply chains throughout 2021 and into early 2022. If the incremental recoveries experienced throughout 2021 stall or reverse due to a resurgence in COVID-19 infection rates, and should related government intervention reoccur, this could cause volume declines. However, incrementally higher fuel margins related to volume decline may help mitigate any adverse financial impact.

The cost of our main sales products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Generally, rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased. When wholesale fuel costs rise, the Company is not always able to immediately pass these price increases on to its retail customers at the pump, which in turn could negatively impact the Company’s sales margin. Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which tends to reduce our fuel sales volumes. Crude oil prices in 2021 continued to be volatile during the year with prices ranging from $47 per barrel to $86 per barrel, with an average price in 2021 of $68 per barrel which compares to 2020 when prices ranged from negative territory to $63 per barrel with an average of $39 per barrel. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) was 26.3 cpg in 2021, compared to 25.2 cpg in 2020.

Our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.31 per RIN for the year 2021 compared to $0.41 in 2020. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2021, we had $1.3 billion of Senior Notes and a $398 million of term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At December 31, 2021, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2022 to range from approximately $350 million to $400 million depending on how many new stores are completed.  We intend to fund our capital program in 2022 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

We believe that our business will continue to grow in the future as we expand the food and beverage capabilities within our network. We have an active real estate development team that maintains a pipeline of desirable future store locations for development. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months. Beginning in the latter half of March 2020 through the remainder of the year, we saw disruptions to typical seasonal patterns due to the COVID-19 pandemic, resulting in fuel volumes sold falling below our historical average. As we moved into 2021, we saw seasonal patterns return to a more normal seasonal pattern which held through the entirety of 2021. At the present time, we cannot forecast how the pandemic will continue to influence travel behavior into 2022.

Business Segments
Our business is organized into one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2021.

Results of Operations

Consolidated Results

For the year ended December 31, 2021, the Company reported net income of $396.9 million or $14.92 per diluted share on revenue of $17.4 billion.  Net income was $386.1 million for 2020 or $13.08 per diluted share on revenue of $11.3 billion. The consolidated financial results include QuickChek from January 29, 2021 (date of acquisition).

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2021	2020	2019
Marketing	$472.8	$442.2	$215.0
Corporate and other assets	(75.9)	(56.1)	(60.2)
Net income	$396.9	$386.1	$154.8

Net income for 2021 increased compared to 2020, primarily due to:
•Higher all-in fuel contribution;
•Higher retail fuel sales volumes;
•Higher merchandise contribution

The items below partially offset the increase in earnings in the current period:
•Higher store and other operating expenses, payment fees and rent;
•Higher depreciation and amortization expense;
•Higher selling, general and administrative ("SG&A") expenses;
•Acquisition related costs;
•Higher interest expense

Financial summary of 2021 compared to 2020
Revenues for the year ended December 31, 2021 increased $6.1 billion, or 54.1%, compared to 2020.  The increase was due to higher average retail fuel prices which increased 86 cpg, retail fuel volumes which increased 11.6%, merchandise sales which increased 24.5%, improved PS&W revenues including RINs, and as a result of the consolidation of QuickChek results since acquisition.
Cost of sales increased $5.7 billion, or 57.9%, compared to 2020, due to the higher average cost of fuel which increased 71.1%, the increase in retail fuel volumes sold of 11.6%, and 19.2% higher merchandise costs which were primarily as a result of the consolidation of QuickChek since acquisition.
Store and other operating expenses increased $278.2 million, or 50.7%, in 2021 due primarily to the inclusion of QuickChek stores which have higher store operating costs due to their larger format stores with an enhanced food and beverage offering, combined with higher payment fees and rent expense. On an average per store month ("APSM") basis, store operating expenses excluding credit card fees and rent increased 36.1% in 2021 when compared to 2020.

The Company incurred $10.4 million in QuickChek acquisition and integration related costs in 2021 compared to $1.7 million in 2020. These included transaction-specific costs to close the acquisition and costs related to integrating technology and systems.
Depreciation and amortization expense in 2021 increased $51.6 million due primarily to the inclusion of QuickChek since its acquisition and more Murphy branded stores in place with the larger format.
Selling, general and administrative expenses for 2021 were higher by $22.5 million.  The increase was mainly due to the inclusion of QuickChek since its acquisition and higher professional fees.
Interest expense in 2021 increased by $31.2 million compared to 2020 due to additional borrowings associated with the acquisition of QuickChek.
The effective income tax expense rate in 2021 was 24.0% compared to 24.2% for 2020.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2021 increased $46.2 million, or 8.0%, from 2020 due primarily to the inclusion of QuickChek results, higher all-in fuel margin, increased merchandise margins, partially offset by higher store and other operating costs, increased general and administrative costs, depreciation and interest expense.

 The tables below show the results for the Marketing segment for the three years ended December 31, 2021 along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2021	2020	2019
Operating revenues
Petroleum product sales	$13,410.8	$8,208.6	$11,373.8
Merchandise sales	3,677.7	2,955.1	2,620.1
Other	271.4	100.3	40.4
Total operating revenues	$17,359.9	$11,264.0	$14,034.3
Operating expenses
Petroleum product cost of goods sold	12,535.5	7,325.7	10,707.4
Merchandise cost of goods sold	2,976.1	2,495.7	2,200.7
Store and other operating expenses	827.1	549.0	559.3
Depreciation and amortization	197.3	146.3	138.9
Selling, general and administrative	193.6	171.1	144.6
Accretion of asset retirement obligations	2.5	2.3	2.1
Total operating expenses	$16,732.1	$10,690.1	$13,753.0
Gain (loss) on sale of assets	1.6	1.3	0.1
Income from operations	629.4	575.2	281.4

Other income (expense)
Interest expense	(8.1)	(0.1)	(0.1)
Total other income (expense)	$(8.1)	$(0.1)	$(0.1)
Income before income taxes	621.3	575.1	281.3
Income tax expense (benefit)	148.5	132.9	66.3
Income	$472.8	$442.2	$215.0

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2021	2020	2019

Total tobacco sales revenue per same store sales[1,2]	$120.2	$120.6	$107.3
Total non-tobacco sales revenue per same store sales[1,2]	48.6	45.5	41.0
Total merchandise sales revenue per same store sales[1,2]	$168.8	$166.1	$148.3
[1]2020 and 2019 amounts not revised for 2021 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for Murphy Drive Reward ("MDR") redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,679	1,503	1,489
Total store months during the period	19,702	17,770	17,621

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2020 for the stores being compared in the 2021 versus 2020 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds and asset dispositions.

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2021	2020	2019
Total retail fuel contribution ($ Millions)	$951.3	$895.0	$605.8
Total PS&W contribution ($ Millions)	(72.3)	(8.5)	64.0
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	265.3	95.6	34.8
Total fuel contribution ($ Millions)	$1,144.3	$982.1	$704.6
Retail fuel volume - chain (Million gal)	4,352.2	3,900.9	4,374.5
Retail fuel volume - per store (K gals APSM)[1]	229.4	219.5	248.3
Retail fuel volume - per store (K gal SSS)[2]	225.8	216.2	243.8
Total fuel contribution (including retail, PS&W and RINs) (cpg)	26.3	25.2	16.1
Retail fuel margin (cpg)	21.9	22.9	13.8
PS&W including RINs contribution (cpg)	4.4	2.3	2.3
1APSM metric includes all stores open through the date of calculation
[2]2020 and 2019 amounts not revised for 2021 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Income Statements is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2021	2020	2019
Petroleum product sales	$13,410.8	$8,208.6	$11,373.8
Less Petroleum product cost of goods sold	(12,535.5)	(7,325.7)	(10,707.4)
Plus RINs and other (included in Other Operating Revenues line)	269.0	99.2	38.2
Total fuel contribution	$1,144.3	$982.1	$704.6

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2021	2020	2019
Total merchandise contribution ($ Millions)	$701.6	$459.4	$419.4
Total merchandise sales ($ Millions)	$3,677.7	$2,955.1	$2,620.1
Total merchandise sales ($K SSS)[1,2]	$168.8	$166.1	$148.3
Merchandise unit margin (%)	19.1%	15.6%	16.0%
Tobacco contribution ($K SSS)[1,2]	$16.7	$16.5	$14.6
Non-tobacco contribution ($K SSS)[1,2]	$10.8	$10.0	$9.6
Total merchandise contribution ($K SSS)[1,2]	$27.5	$26.5	$24.2
[1]2020 and 2019 amounts not revised for 2021 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Same store sales information compared to APSM metrics:

	Variance from prior year periods

	December 31, 2021		December 31, 2020		December 31, 2019
	SSS[1]	APSM[2]	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	3.0%	4.5%	(12.3)%	(11.6)%	1.2%	1.7%

Merchandise sales	1.0%	12.2%	11.7%	11.8%	6.5%	6.4%
Tobacco sales	(0.4)%	(0.8)%	12.8%	12.4%	7.7%	7.2%
Non tobacco sales	4.5%	46.2%	8.7%	10.8%	3.5%	5.3%

Merchandise margin	3.5%	37.7%	9.6%	8.6%	4.5%	3.1%
Tobacco margin	2.3%	4.3%	14.9%	13.0%	8.2%	6.7%
Non tobacco margin	5.4%	89.2%	2.0%	4.2%	(0.6)%	1.0%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Financial summary of 2021 compared to 2020

The Marketing segment had total revenues of $17.4 billion in 2021 compared to approximately $11.3 billion in 2020, an increase of $6.1 billion, due primarily to a higher average retail fuel price, increased volumes sold, higher merchandise sales and the inclusion of QuickChek results. Revenue amounts included excise taxes collected and remitted to government authorities of $2.0 billion in 2021 and $1.8 billion in 2020.
Total fuel contribution for the year ended December 31, 2021 was $1.1 billion, an increase of $162.2 million, or 16.5% over 2020. This contribution improvement was due to higher retail fuel contribution, increased fuel volumes for the year, and to improved contribution from PS&W margin (including RINs). Retail fuel margin on a cpg basis decreased in 2021 to 21.9 cpg, compared to 22.9 cpg in the prior year, and was offset by increased fuel volumes which increased 11.6%, primarily due to the acquisition of QuickChek and the decrease in travel restrictions imposed by the COVID-19 pandemic in 2020. Total fuel sales volumes on an SSS basis were 225,792 gallons per month in 2021, an increase from 216,158 gallons per month in the prior year. Total product supply and wholesale margin dollars before RINs decreased in the current year due to negative spot-to-rack margins partially offset by timing and inventory price adjustments. This decline was offset by an increase in the contribution from sales of RINs. During 2021, operating income included $265.3 million from the sale of 202.0 million RINs at an average selling price of $1.31 per RIN compared to $95.5 million from the sale of 233.9 million RINs at an average price of $0.41 per RIN in 2020.

Merchandise sales were up 24.5% in 2021 to $3.7 billion due to higher sales across the chain in most categories and the inclusion of QuickChek results. Total merchandise contribution in 2021 increased $242.2 million, or 52.7% to $701.6 million compared to 2020 . Merchandise unit margins increased to 19.1% in 2021 from 15.6% in 2020. On an SSS basis, total merchandise sales were up 1.0%, due to a 4.5% increase in non-tobacco sales, while tobacco products decreased 0.4%.  Total margins on a SSS basis for 2021 were up 3.5% with tobacco margins higher by 2.3%, and there was an overall increase of 5.4% in non-tobacco margins, mainly from increased beverage, snack, and lottery categories.

Store and other operating expenses increased $278.1 million in 2021 compared to 2020 levels, an increase of 50.7%. This increase in total dollars was due mainly to the inclusion of QuickChek stores which have higher store operating costs due to its larger format stores having an enhanced food and beverage offering. Murphy branded store operating expenses also increased as well as associated payment fees in 2021. Excluding credit card fees and rent on an APSM basis, store and other operating expenses at the retail level were higher in 2021 by 36.1% compared to 2020 levels.

Depreciation and amortization increased $51.0 million in 2021, an increase of 34.9%. This increase was due primarily to the inclusion of QuickChek stores and to more stores operating in the 2021 period.
Selling, general and administrative expenses ("SG&A") increased $22.5 million in 2021 compared to 2020.  The increased SG&A costs were primarily due to the inclusion of QuickChek results in the current year.

Corporate and other assets

Income from continuing operations for Corporate and other assets in 2021 was a loss of $75.9 million, compared to a loss of $56.1 million in 2020. Net interest expense allocated to Corporate was higher in the current year by $23.1 million primarily due to the additional borrowings related to the QuickChek acquisition. Acquisition related costs were $10.4 million in 2021 compared to $1.7 million in 2020.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2021.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019

Net income	$396.9	$386.1	$154.8
Income tax expense (benefit)	125.0	123.0	47.6
Interest expense, net of interest income	82.3	50.2	51.7
Depreciation and amortization	212.6	161.0	152.2
EBITDA	816.8	720.3	406.3
Net settlement proceeds	—	—	(0.1)
Accretion of asset retirement obligations	2.5	2.3	2.1
(Gain) loss on sale of assets	(1.5)	(1.3)	(0.1)
Loss on early debt extinguishment	—	—	14.8
Acquisition related costs	10.4	1.7	—
Other nonoperating (income) expense	(0.2)	(0.3)	(0.4)
Adjusted EBITDA	$828.0	$722.7	$422.6

Capital Resources and Liquidity

Significant sources of capital

As of December 31, 2021, we had $256.4 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "revolving facility") of $350 million, which was undrawn at December 31, 2021, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the revolving facility may be extended at our request and with the consent of the participating lenders.
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
QuickChek Acquisition
On January 29, 2021, the Company completed its acquisition of QuickChek for an all-cash consideration of $641.1 million. In conjunction with the closing of the acquisition, the Company entered into a credit agreement that provides for a cash flow revolving facility with commitments of $350 million and a term loan in a principal amount of $400 million. The Company also issued a new series of 3.750% senior unsecured notes due 2031 in an aggregate principal amount of $500 million. As a result of the above transactions, the ABL facility existing at December 31, 2020 was terminated and the previous term loan with $200 million remaining balance outstanding at January 29, 2021 was repaid and retired.

Operating Activities
Net cash provided by operating activities was $737.4 million for the year ended December 31, 2021 and $563.7 million for the comparable period in 2020, an increase of 30.8%, mainly due to an increase in net income of $10.8 million in 2021, increased depreciation of $51.6 million, increased deferred and noncurrent tax changes of $16.5 million, and the amount of cash provided from changes in noncash working capital in 2021 increasing by $95.9 million.  The impact of QuickChek on the year-over-year changes in working capital was a cash requirement of approximately $7.6 million. For the current year, cash provided by changes in noncash operating working capital of $82.8 million was due to a decrease of $11.1 million in inventories, an increase of $102.9 million in accounts payable and accrued liabilities, offset by increases of $18.9 million in accounts receivable and of $3.6 million in prepaid expenses and other current assets, and a decrease of $8.7 million in income taxes payable. The changes in accounts receivable and accounts payable were due to timing of invoicing, billing, payments, and receipts and the acquisition and consolidation of QuickChek. See also Note 16 "Other financial information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2021.
Investing Activities
For the year ended December 31, 2021, cash required by investing activities was $914.2 million compared to cash required by investing activities of $224.3 million in 2020. The investing cash increase of $689.9 million in 2021 was due primarily to the $641.1 million cash purchase of QuickChek and capital expenditures which required cash of $274.7 million in 2021 compared to $230.7 million in 2020 due primarily to more new store openings. Cash provided by investing activities in 2021 were $3.4 million, primarily from the sale of a store and were $8.1 million in 2020 primarily from proceeds of the sale of Minnesota assets.
Financing Activities
Financing activities in the year ended December 31, 2021 provided net cash of $269.6 million compared to net cash required of $456.1 million in the year ended December 31, 2020. The increase in financing cash provided was due to net borrowings of debt in 2021 of $668.5 million compared to net debt repayments of $38.9 million in 2020, a decrease of $44.6 million of share repurchases in 2021, and $4.0 million less in amounts related to share based compensation, and was partially offset by an increase of $20.4 million in dividend payments, and $9.9 million in debt issuance costs with no payments for debt issuance costs in 2020.
Dividends
The Company paid dividends of $1.04 per common share during 2021 for total payments of $27.3 million, compared to $6.9 million in 2020, the first year for a dividend payment. In October 2021, the Board of Directors approved an increase in the quarterly dividend to $0.29 per common share, $1.16 per share on an annualized basis, beginning on December 1, 2021. As part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.
Share Repurchase program
On July 24, 2019, our Board of Directors approved an up to $400 million share repurchase program to be executed over the two-year period ending July 2021. This repurchase plan was completed in November 2020, and a new authorization of $500 million, went into effect in October 2020. On December 1, 2021, our Board of Directors approved a new share repurchase authorization of up to $1 billion to begin upon completion of the current $500 million authorization, and is to be executed by December 31, 2026. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

    During the year 2021, total purchases made under the October 2020 authorization were 2,398,477 common shares for $355.0 million, for an average price of $148.00 per share, leaving approximately $20.0 million remaining available, as of December 31, 2021, to be completed before the new 2021 authorization begins. Purchases in 2020 under the October 2020 authorization were 969,654 common shares for $125.0 million, for an average price of $128.91 per share.

Debt
 Our long-term debt at December 31, 2021 and 2020 was as set forth below:

	December 31,
(Millions of dollars)	2021	2020
5.625% senior notes due 2027 (net of unamortized discount of $2.0 at 2021 and $2.4 at 2020)	$298.0	$297.6
4.75% senior notes due 2029 (net of unamortized discount of $4.8 at 2021 and $5.4 at 2020)	495.2	494.6
3.75% senior notes due 2031 (net of unamortized discount of $5.7 at 2021 and none at 2020)	494.3	—
Term loan due 2023 (effective interest rate of 2.67% at 2020)	—	212.5
Term loan due 2028 (effective interest rate of 2.27% at 2021) net of unamortized discount of $0.9 at 2021	397.1	—
Capitalized lease obligations, vehicles, due through 2025	2.7	2.1
Capitalized lease obligations, buildings, due through 2059	138.9	—
Unamortized debt issuance costs	(11.1)	(4.4)
Total long-term debt	1,815.1	1,002.4
Less current maturities	15.0	51.2
Total long-term debt, net of current	$1,800.1	$951.2

On January 29, 2021, the Company completed its acquisition of QuickChek for an all-cash consideration of $641.1 million. In conjunction with the closing of the acquisition, the Company entered in a credit agreement that provides for a cash flow revolving facility with commitments of $350 million and a term loan in a principal amount of $400 million. The Company also issued a new series of 3.750% senior unsecured notes due 2031 in an aggregate principal amount of $500 million. As a result of the above transactions, the ABL facility existing at December 31, 2020, was terminated and the term loan with $200 million remaining balance outstanding at January 29, 2021 was repaid and retired. For more detail on debt outstanding at December 31, 2021, see Note 9 "Long-Term Debt" in the audited consolidated financial statements for the three years ended December 31, 2021 included in this Annual Report on Form 10-K.
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

On January 29, 2021, MOUSA issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 and 2029 Senior Notes.

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

Revolving Credit Facility and Term Loan

On January 29, 2021, the Company entered into a new credit agreement that consists of both a cash flow revolving credit facility and a senior secured term loan and that replaced the Company’s prior ABL facility and term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $398 million at December 31, 2021. The term loan is due January 2028 and requires quarterly principal payments of $1 million beginning July 1, 2021. As of December 31, 2021, we had none outstanding under the revolving facility while there were $3.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

The Term Facility amortizes in quarterly installments starting with the first amortization payment being due on July 1, 2021 at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales, and casualty events (subject to certain reinvestment rights) and the net cash proceeds of issuances of indebtedness not permitted under the Credit Agreement. The Credit Agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The credit agreement also contains total leverage ratio and secured net leverage ratio financial maintenance covenants solely for the benefit of the revolving facility which are tested quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a maximum secured net leverage ratio of not more than 3.75 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 4.25 to 1.0. The Credit Agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2021, our total leverage ratio was 2.20 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed $100 million in any fiscal year and an additional ability to make restricted payments in an aggregate not to exceed the greater of $112.7 million, or 4.5% of consolidated net tangible assets over the life of the credit agreement.

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain 100% owned subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 9 "Long Term Debt" in the accompanying consolidated financial statements for the three years ended December 31, 2021.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2021 and accounted for the vast majority of our total assets as of December 31, 2021. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2021.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,839.6	$15.0	$27.3	$25.6	$1,771.7
Operating lease obligations	714.6	44.4	87.6	84.5	498.1
Purchase obligations [2]	366.0	257.8	79.5	13.7	15.0
Asset retirement obligations	162.5	—	—	—	162.5
Other long-term obligations, including interest on long-term debt	524.4	69.4	136.5	132.4	186.1
Total	$3,607.1	$386.6	$330.9	$256.2	$2,633.4
1For additional information, see Note 9 “Long-Term Debt” in the accompanying audited consolidated financial statements.
2Primarily includes ongoing new retail store construction in progress at December 31, 2021, commitments to purchase land, take-or-pay supply contracts and other services. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2021.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores. Our Marketing capital is also deployed to improve our existing stores, which we refer to as sustaining capital. We use sustaining capital in this business as needed to ensure reliability and continued performance of our stores.  We also invest in our Corporate and other assets segment which is primarily technology related.
The following table outlines our capital spending and investments by category for the three years ended December 31, 2021:

(Millions of dollars)	2021	2020	2019
Marketing:
Company stores	$221.2	$175.9	$130.5
Terminals	2.5	2.0	3.6
Sustaining capital	21.8	22.9	21.4
Corporate and other assets	32.0	26.3	59.1
Total	$277.5	$227.1	$214.6

We currently expect capital expenditures for the full year 2022 to range from approximately $350 million to $400 million, including $300 million to $325 million for retail growth, approximately $30 million to $40 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 16 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2021 included in this Annual Report on Form 10-K.

Critical Accounting Policies

Business combinations
We account for business combinations using the purchase method of accounting. The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed at date of acquisition, with any excess recorded as goodwill. These fair value determinations require management to make estimates which are based on all available information, and may involve the use of assumptions with respect to the timing and amount of future revenues and expenses, the weighted average cost of capital, and royalty rates associated with the transaction and the assets or liabilities acquired. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.
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
Impairment of Long-Lived Assets
Individual retail stores are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent negative cash flow over a twenty-four month period for those retail stores that have been open in the same location for a sufficient period to allow for meaningful analysis of ongoing results. We also monitor other factors when evaluating retail stores for impairment, including individual store execution of operating plans and local market conditions.
When an evaluation is required, the projected future undiscounted cash flows to be generated from each retail store over its remaining economic life are compared to the carrying value of the long-lived assets of that store to determine if a write-down of the carrying value to fair value is required. When determining future cash flows associated with an individual retail store, we make assumptions about key variables such as sales volume, gross margins and expenses. Cash flows vary for each retail store year to year. Changes in market demographics, traffic patterns, competition and other factors impact the overall operations of certain of our individual retail store locations. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material change in the methodology used to estimate future cash flows of retail store locations during the past three years.
Our impairment evaluations are based on assumptions we deem to be reasonable. If the actual results of our retail stores are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practical due to the significant number of assumptions involved in the estimates.
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 9 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2021 for a further discussion of our tax liabilities.
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

Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2021, 2020, or 2019. See also Note 10 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, such as COVID-19 and the government reaction in response thereof; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 14 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2021 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
    We have exposure to interest rate risks related to volatility of our floating rate term loan with a balance as of December 31, 2021 of $398 million and to our cash flow revolver facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
    As described in Note 14 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $97.5 million of our outstanding term loan amount at December 31, 2021. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2021.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-32, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2021.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
We acquired QuickChek on January 29, 2021. Management excluded QuickChek from its assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2021. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the year of acquisition. QuickChek represented 8.9% of the Company's total assets (excluding goodwill, certain intangible assets, and capital lease and right of use assets which are included within the scope of the assessment) and 8.5% of total revenues as of and for the year ended December 31, 2021.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2021 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	36

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

4.4*	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)
10.2	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.3
Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017)† (incorporated by reference to Murphy USA Inc's Annual Report on Form 10-K filed February 22, 2017)

10.4	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.5
Murphy USA Inc. Supplemental Executive Retirement Plan, as amended and restated, on October 1, 2018 and effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019) †

10.6	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Exhibit 10.10 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.7	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Exhibit 10.11 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†

10.8	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed on February 19 2021)†
10.9	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Exhibit 10.13 to Murphy USA Inc's Annual Report on Form 10-K file February 19, 2021)†
10.10
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, on February 7, 2019 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.20 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019)†

10.11
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

MURPHY USA, Inc.

By:	/s/ R. Andrew Clyde	Date:	February 17, 2022
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
February 17, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ David B. Miller
R. Madison Murphy, Chairman and Director	David B. Miller, Director

/s/ R. Andrew Clyde	/s/ Jeanne L. Phillips
R. Andrew Clyde, President and Chief	Jeanne L. Phillips, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Jack T. Taylor
Claiborne P. Deming, Director	Jack T. Taylor, Director

/s/ David L. Goebel	/s/ Rosemary Turner
David L. Goebel, Director	Rosemary Turner, Director

/s/ Fred L. Holliger	/s/ Mindy K. West
Fred L. Holliger, Director	Mindy K. West, Executive Vice President, Fuels,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

/s/ James W. Keyes	/s/ Donald R. Smith, Jr.
James W. Keyes, Director	Donald R. Smith, Jr.
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
We acquired QuickChek on January 29, 2021. Management excluded QuickChek from its assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2021. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the year of acquisition. QuickChek represented 8.9% of the Company's total assets (excluding goodwill, certain intangible assets, and capital lease and right of use assets which are included within the scope of the assessment) and 8.5% of total revenues as of and for the year ended December 31, 2021.
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2021 was $2,378.4 million. Some retail sites may generate negative cash flow or experience events that indicate its carrying value might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.

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

Evaluation of the initial measurement of acquired trade name
As discussed in Notes 2 and 5 to the consolidated financial statements, on January 29, 2021, the Company acquired Quick Chek Corporation in a business combination. The purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. These fair value determinations required judgment and involved the use of significant estimates and assumptions. As a result of the transaction, the Company recorded a trade name intangible asset with an acquisition-date fair value of $115.4 million.

We identified the evaluation of the initial measurement of the acquired trade name intangible asset as a critical audit matter. The assessment of certain underlying assumptions used to measure the fair value of the acquired trade name required a high degree of auditor judgment due to the extent of management judgment used in their determination. Such assumptions included revenue growth rates, the discount rate, and the royalty rate. Changes in these assumptions could have a significant impact on the fair value of the trade name intangible asset.

The primary procedures performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the assumptions noted above. We evaluated the Company’s revenue growth rates by comparing them to historical growth rates. We performed sensitivity analyses over the Company’s revenue growth rates to assess the impact of the changes in those assumptions on the Company’s determination of fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a range that was independently developed based on publicly available market data and the royalty rate by comparing it against publicly available market data for comparable transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Houston, Texas
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Quick Chek Corporation during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Quick Chek Corporation’s internal control over financial reporting associated with 8.9% of total assets (excluding goodwill, certain intangible assets, and capital lease and right of use assets which are included within the scope of the assessment) and 8.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Quick Chek Corporation.

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

/s/ KPMG LLP

Houston, Texas
February 17, 2022

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$256.4	$163.6
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 in 2021 and 2020	195.7	168.8
Inventories, at lower of cost or market	292.3	279.1
Prepaid expenses and other current assets	23.4	13.7
Total current assets	767.8	625.2
Property, plant and equipment, at cost less accumulated depreciation
and amortization of $1,373.4 in 2021 and $1,191.4 in 2020	2,378.4	1,867.6
Operating lease right of use assets, net*	419.2	147.7
Intangible assets, net of amortization*	140.7	34.6
Goodwill	328.0	—
Other assets*	14.1	10.6
Total assets	$4,048.2	$2,685.7
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.0	$51.2
Trade accounts payable and accrued liabilities	660.3	471.1
Income taxes payable	—	8.8
Total current liabilities	675.3	531.1
Long-term debt, including capitalized lease obligations	1,800.1	951.2
Deferred income taxes	295.9	218.4
Asset retirement obligations	39.2	35.1
Non-current operating lease liabilities*	408.9	142.5
Deferred credits and other liabilities*	21.6	23.3
Total liabilities	3,241.0	1,901.6
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2021 and 2020)	0.5	0.5
Treasury stock (21,831,904 and 19,518,551 shares held at
December 31, 2021 and 2020, respectively)	(1,839.3)	(1,490.9)
Additional paid in capital (APIC)	534.8	533.3
Retained earnings	2,112.4	1,743.1
Accumulated other comprehensive income (AOCI)	(1.2)	(1.9)
Total stockholders' equity	807.2	784.1
Total liabilities and stockholders' equity	$4,048.2	$2,685.7

*Prior year amounts have been reclassified to conform with current period presentation

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2021	2020	2019
Operating Revenues
Petroleum product sales [1]	$13,410.8	$8,208.6	$11,373.8
Merchandise sales	3,677.7	2,955.1	2,620.1
Other operating revenues	272.0	100.6	40.7
Total operating revenues	17,360.5	11,264.3	14,034.6
Operating Expenses
Petroleum product cost of goods sold [1]	12,535.5	7,325.7	10,707.4
Merchandise cost of goods sold	2,976.1	2,495.7	2,200.7
Store and other operating expenses	827.3	549.1	559.3
Depreciation and amortization	212.6	161.0	152.2
Selling, general and administrative	193.6	171.1	144.6
Accretion of asset retirement obligations	2.5	2.3	2.1
Acquisition related costs	10.4	1.7	—
Total operating expenses	16,758.0	10,706.6	13,766.3
Net settlement proceeds	—	—	0.1
Gain (loss) on sale of assets	1.5	1.3	0.1
Income from operations	604.0	559.0	268.5
Other income (expense)
Interest income	0.1	1.0	3.2
Interest expense	(82.4)	(51.2)	(54.9)
Loss on early debt extinguishment	—	—	(14.8)
Other nonoperating income (expense)	0.2	0.3	0.4
Total other income (expense)	(82.1)	(49.9)	(66.1)
Income before income taxes	521.9	509.1	202.4
Income tax expense (benefit)	125.0	123.0	47.6
Net Income	$396.9	$386.1	$154.8
Basic and Diluted Earnings Per Common Share:
Basic	$15.14	$13.25	$4.90
Diluted	$14.92	$13.08	$4.86
Weighted-average shares outstanding (in thousands):
Basic	26,210	29,132	31,594
Diluted	26,604	29,526	31,858
Supplemental information:
[1] Includes excise taxes of:	$2,041.7	$1,760.0	$1,933.3

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Net income	$396.9	$386.1	$154.8

Other comprehensive income (loss), net of tax
Interest rate swap:
Initial fair value	—	—	(0.1)
Realized gain (loss)	(0.1)	(0.9)	0.2
Unrealized gain (loss)	0.1	(3.4)	1.0
Reclassified to interest expense:
Realized (gain) loss reclassified to interest expense	0.1	0.9	(0.2)
Amortization of unrealized gain to interest expense	0.9	—	—
	1.0	(3.4)	0.9
Deferred income tax expense (benefit)	0.3	(0.8)	0.2
Other comprehensive income (loss)	0.7	(2.6)	0.7
Comprehensive income	$397.6	$383.5	$155.5

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Operating Activities
Net income	$396.9	$386.1	$154.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	212.6	161.0	152.2
Deferred and noncurrent income tax charges (benefits)	19.0	2.5	23.7
Loss on early debt extinguishment	—	—	14.8
Accretion of asset retirement obligations	2.5	2.3	2.1
Pretax (gains) losses from sale of assets	(1.5)	(1.3)	(0.1)
Net decrease (increase) in noncash operating working capital	82.8	(13.1)	(48.7)
Other operating activities - net	25.1	26.2	14.5
Net cash provided by operating activities	737.4	563.7	313.3
Investing Activities
Property additions	(274.7)	(230.7)	(204.8)
Payments for acquisition, net of cash acquired	(641.1)	—	—
Proceeds from sale of assets	3.4	8.1	2.5
Other investing activities - net	(1.8)	(1.7)	(0.8)
Net cash required by investing activities	(914.2)	(224.3)	(203.1)
Financing Activities
Purchase of treasury stock	(355.0)	(399.6)	(165.8)
Dividends paid	(27.3)	(6.9)	—
Repayments of debt	(224.3)	(38.9)	(573.4)
Borrowings of debt	892.8	—	743.8
Early debt extinguishment costs	—	—	(10.4)
Debt issuance costs	(9.9)	—	(4.1)
Amounts related to share-based compensation	(6.7)	(10.7)	(4.5)
Net cash provided (required) by financing activities	269.6	(456.1)	(14.4)
Net change in cash, cash equivalents, and restricted cash	92.8	(116.7)	95.8
Cash, cash equivalents, and restricted cash at January 1	163.6	280.3	184.5
Cash, cash equivalents, and restricted cash at December 31	$256.4	$163.6	$280.3

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2018	46,767,164	$0.5	$(940.3)	$539.0	$1,208.1	$—	$807.3
Net income	—	—	—	—	154.8	—	154.8
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Purchase of treasury stock	—	—	(165.8)	—	—	—	(165.8)
Issuance of treasury stock	—	—	6.3	(6.3)	—	—	—
Amounts related to share-based compensation	—	—	—	(4.5)	—	—	(4.5)
Share-based compensation expense	—	—	—	10.5	—	—	10.5
Balance as of December 31, 2019	46,767,164	0.5	(1,099.8)	538.7	1,362.9	0.7	803.0
Net income	—	—	—	—	386.1	—	386.1
Cumulative effect of a change in accounting principle	—	—	—	—	1.1	—	1.1
Loss on interest rate hedge, net of tax	—	—	—	—	—	(2.6)	(2.6)
Cash dividends declared, ($0.25 per share)	—	—	—	—	(6.9)	—	(6.9)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(399.6)	—	—	—	(399.6)
Issuance of treasury stock	—	—	8.5	(9.0)	—	—	(0.5)
Amounts related to share-based compensation	—	—	—	(10.7)	—	—	(10.7)
Share-based compensation expense	—	—	—	14.2	—	—	14.2
Balance as of December 31, 2020	46,767,164	0.5	(1,490.9)	533.3	1,743.1	(1.9)	784.1
Net income	—	—	—	—	396.9	—	396.9
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.04 per share)	—	—	—	—	(27.3)	—	(27.3)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(355.0)	—	—	—	(355.0)
Issuance of treasury stock	—	—	6.6	(6.5)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(6.7)	—	—	(6.7)
Share-based compensation expense	—	—	—	14.4	—	—	14.4
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

The business of Murphy USA Inc. and its subsidiaries (“Murphy USA” or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  Murphy USA was incorporated in March 2013. The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA. On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction. For additional information concerning the acquisition, see Note 5, "Business Acquisition".

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers and in addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, markets gasoline and other products at standalone stores under the Murphy Express brand, and also has a mix of convenience stores and convenience stores with retail gasoline that operate under the name of QuickChek®. At December 31, 2021, Murphy USA had a total of 1,679 Company stores in 27 states, of which 1,151 were Murphy USA, 370 were Murphy Express and 158 were QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

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

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangement based on location or quality differences. The Company accounts for such transactions as non-monetary exchanges under existing accounting guidance and typically reports these on a net basis in its Consolidated Income Statements. See Note 3 "Revenues" for additional information.

SHIPPING AND HANDLING COSTS – Costs incurred for the shipping and handling of motor fuel are included in Petroleum product cost of goods sold in the Consolidated Income Statements. Costs incurred for the shipping and handling of convenience store merchandise are included in Merchandise cost of goods sold in the Consolidated Income Statements.

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $2.0 billion in 2021, $1.8 billion in 2020, and $1.9 billion in 2019.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INVENTORIES – Inventories of petroleum products located at Murphy branded stores are valued at the lower of cost, generally applied on a last-in, first-out (“LIFO”) basis, or market, while petroleum products located at QuickChek branded stores are valued at weighted average cost. Any increments to LIFO inventory volumes are valued based on the first purchase price for these volumes during the year. Merchandise inventories held for resale at Murphy branded stores are carried at average cost. Certain merchandise inventories at QuickChek stores are on a LIFO basis while all other items are valued on average cost. Materials and supplies are valued at the lower of average cost or estimated value.

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

BUSINESS COMBINATIONS – The Company accounts for business combinations under the purchase method of accounting. The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stores, improvements to gasoline stores and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $2.1 million in 2021 and $1.4 million in 2020 and 2019.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real and personal property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of property, plant and equipment. At December 31, 2021 and 2020, the Company had no open LKE transactions with an intermediary.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND INTANGIBLE ASSETS – Goodwill represents the excess of the aggregate of the consideration transferred over the net assets acquired and liabilities assumed and is tested annually for impairment, or more frequently if there are indicators of impairment. Acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment when events or circumstances indicate that the asset group to which the intangible assets belong might be impaired. The Company revises the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision. If the Company revises the useful life, the unamortized balance is amortized over the useful life on a prospective basis.
IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment, and finite-lived and indefinite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.
ASSET RETIREMENT OBLIGATIONS – The Company records a liability for asset retirement obligations (“ARO”) equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. The ARO liability is estimated using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling service stores and site restoration are charged against the related liability. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability is recognized as a gain or loss in the Company’s Consolidated Income Statements.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (AOCI) in the consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in Accumulated other comprehensive income is recognized immediately in earnings. If a hedge is de-designated, hedge accounting will no longer apply and from that time the gain and losses will be recognized in earnings and any accumulated amounts in other comprehensive income will be amortized to earnings over the remaining life of the underlying instrument. See Note 14 "Financial Instruments and Risk Management" and Note 17 "Assets and Liabilities Measured at Fair Value" for further information about the Company’s derivatives.
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all awards that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 12 "Incentive Plans" for a discussion of the basis of allocation of such costs.

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

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Marketing Segment
Petroleum product sales (at retail) [1]	$12,022.7	$7,444.6	$10,184.0
Petroleum product sales (at wholesale) [1]	1,388.1	764.0	1,189.8
Total petroleum product sales	13,410.8	8,208.6	11,373.8
Merchandise sales	3,677.7	2,955.1	2,620.1
Other operating revenues:
RINs	265.3	95.5	34.8
Other revenues [2]	6.1	4.8	5.6
Total marketing segment revenues	17,359.9	11,264.0	14,034.3
Corporate and Other Assets	0.6	0.3	0.3
Total revenues	$17,360.5	$11,264.3	$14,034.6

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at December 31, 2021 and 2020 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2021 and December 31, 2020, we had $111.8 million and $88.3 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2021	2020
Petroleum products - FIFO basis	$339.8	$223.0
Store merchandise for resale - FIFO basis	173.1	152.0
Less LIFO reserve	(228.0)	(101.3)
Total petroleum products and store merchandise inventory	284.9	273.7
Materials and supplies	7.4	5.4
Total inventories	$292.3	$279.1

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At December 31, 2021 and 2020, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $227.5 million and $101.3 million, respectively, and store merchandise for resale by $0.5 million and none, respectively.

Note 5 — Business Acquisition

On January 29, 2021, MUSA completed the previously announced transaction to acquire 100% of QuickChek, a privately-held convenience store chain with a regional brand which consisted of 156 stores located in New Jersey and New York, in an all-cash transaction. The acquisition was made to expand the MUSA network into the Northeast by adding stores that had an existing food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities and accelerating its growth plans.

The excess of the purchase price over the estimated fair value of the net, identifiable assets acquired was recorded as goodwill. The factors contributing to the recognition of goodwill are a mixture of direct and reverse synergies that are expected to be realized as a result of this acquisition. The direct synergies include additional margin capture on the retail fuel side from the tactical pricing decisions and improved benefits from increased scale on the product acquisition side combined with other cost savings in both merchandise and store operations. The reverse synergies reflect management's ability to leverage QuickChek's product pricing and operational capabilities related to food and beverage sales to Murphy branded stores.

The Company has determined that the trade name has an indefinite life, as there is no economic, contractual, or other factors that limit its useful life and expects to generate value as long as the trade name is utilized, and therefore is not subject to amortization. The fair value of intangible assets was based on widely-accepted valuation techniques, including discounted cash flows.

The following table summarizes the fair value of the consideration transferred at the date of the acquisition, as well as the calculation of goodwill based on the excess of consideration over the fair value of net assets acquired:

(Millions of dollars)
Cash paid to shareholders	$641.9
Less cash and cash equivalents acquired	0.8
Fair value of consideration transferred, net of cash acquired	$641.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars)
Assets acquired:
Accounts receivable	$8.0
Inventories	24.3
Prepaid expenses and other current assets	5.5
Property and equipment	447.1
Right of use assets	237.6
Other assets	5.4
Identified intangible assets	106.8
Liabilities assumed:
Accounts payable and accrued expenses	(68.4)
Deferred income tax liabilities	(58.5)
Asset retirement obligation	(1.2)
Current and long term debt, including finance lease obligations	(148.5)
Deferred credits and other liabilities	(7.4)
Operating lease liabilities	(237.6)
Net assets acquired	313.1
Goodwill	328.0
Fair value of consideration transferred, net of cash and cash equivalents acquired	$641.1

The Company has not disclosed pro forma information of the combined business as the transaction is not material to revenue or net earnings.

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of operations, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $10.4 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Property, Plant and Equipment

		December 31, 2021		December 31, 2020
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$639.4	$639.4	$609.5	$609.5
Real estate finance lease	1 to 40 years	147.1	134.3	—	—
Pipeline and terminal facilities	16 to 25 years	83.2	44.5	79.8	43.5
Retail gasoline stores	3 to 50 years	2,657.8	1,451.1	2,179.7	1,123.2
Buildings	20 to 45 years	70.7	49.7	66.7	48.5
Other	3 to 20 years	153.6	59.4	123.3	42.9
		$3,751.8	$2,378.4	$3,059.0	$1,867.6

Depreciation expense of $211.6 million, $160.0 million and $151.2 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)
Goodwill balance, January 1, 2021	$—
QuickChek acquisition	328.0
Goodwill balance, December 31, 2021	$328.0

In connection with our acquisition of QuickChek on January 29, 2021, we recorded the following amounts of intangible assets.

	Remaining Useful Life	January 29, 2021
(Millions of dollars)	(in years)	Carrying Value
Intangible assets subject to amortization:
Intangible lease liability	13.6	$(9.1)
Intangible assets not subject to amortization:
Trade name	n/a	115.4
Liquor licenses	n/a	0.5
Total intangible assets		$106.8

We amortize intangible assets subject to amortization on a straight-line or accelerated basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization was in addition to the Company's existing intangible asset pipeline space, which is being amortized over a 40 year life.

Intangible assets at December 31, 2021 and December 31, 2020 consisted of the following:

	Remaining Useful Life (in years)	December 31, 2021		December 31, 2020
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	33.7	$39.6	$33.7	$39.6	$34.6
Intangible lease liability	12.5	(9.1)	(8.6)	—	—
Total intangible assets subject to amortization		30.5	25.1	39.6	34.6
Intangible assets not subject to amortization, indefinite lives		115.6	115.6	—	—
Intangible assets, net of amortization		$146.1	$140.7	$39.6	$34.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2021	2020
Trade accounts payable	$392.5	$261.0
Excise taxes/withholdings payable	93.6	84.1
Accrued insurance obligations	46.2	30.3
Accrued taxes other than income	41.4	31.7
Accrued compensation and benefits	36.5	32.5
Other	50.1	31.5
Accounts payable and accrued liabilities	$660.3	$471.1

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2021	2020
5.625% senior notes due 2027 (net of unamortized discount of $2.0 at 2021 and $2.4 at 2020)	$298.0	$297.6
4.75% senior notes due 2029 (net of unamortized discount of $4.8 at 2021 and $5.4 at 2020)	495.2	494.6
3.75% senior notes due 2031 (net of unamortized discount of $5.7 at 2021 and none at 2020)	494.3	—
Term loan due 2023 (effective interest rate of 2.67% at 2020)	—	212.5
Term loan due 2028 (effective interest rate of 2.27% at 2021) net of unamortized discount of $0.9 at 2021 and none at 2020	397.1	—
Capitalized lease obligations, vehicles, due through 2025	2.7	2.1
Capitalized lease obligations, buildings, due through 2059	138.9	—
Unamortized debt issuance costs	(11.1)	(4.4)
Total long-term debt	1,815.1	1,002.4
Less current maturities	15.0	51.2
Total long-term debt, net of current	$1,800.1	$951.2

On January 29, 2021, the Company completed its acquisition of QuickChek for an all-cash consideration of $641.1 million. In conjunction with the closing of the acquisition, the Company entered in a credit agreement that provides for a cash flow revolving facility with commitments of $350 million and a term loan in a principal amount of $400 million. The Company also issued a new series of 3.750% senior unsecured notes due 2031 in an aggregate principal amount of $500 million. As a result of the above transactions, the ABL facility existing at December 31, 2020, was terminated and the term loan with $200 million remaining balance outstanding at January 29, 2021 was repaid and retired.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 29, 2021, Murphy Oil USA, Inc. issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 and 2029 Senior Notes.

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

Revolving Credit Facility and Term Loan

On January 29, 2021, the Company entered into a new credit agreement that consists of both a cash flow revolving credit facility and a senior secured term loan and that replaced the Company’s prior ABL facility and term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $398 million at December 31, 2021. The term loan is due January 2028 and requires quarterly principal payments of $1 million beginning July 1, 2021. As of December 31, 2021, we had none outstanding under the revolving facility while there were $3.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

The Term Facility amortizes in quarterly installments starting with the first amortization payment being due on July 1, 2021 at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales and casualty events (subject to certain reinvestment rights) and the net cash proceeds of issuances of indebtedness not permitted under the Credit Agreement. The Credit Agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The credit agreement also contains total leverage ratio and secured net leverage ratio financial maintenance covenants solely for the benefit of the revolving facility which are tested quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a maximum secured net leverage ratio of not more than 3.75 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 4.25 to 1.0. The Credit Agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2021, our total leverage ratio was 2.2 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in an aggregate not to exceed the greater of $112.7 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 10 — Asset Retirement Obligations (ARO)
The majority of the ARO recognized by the Company at December 31, 2021 and 2020 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

	December 31,
(Millions of dollars)	2021	2020
Balance at beginning of period	$35.1	$32.8
Addition for acquisition	1.2	—
Accretion expense	2.5	2.3
Settlement of liabilities	(1.0)	(0.8)
Liabilities incurred	1.4	0.8
Balance at end of period	$39.2	$35.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2021 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Income (loss) before income taxes	$521.9	$509.1	$202.4
Income tax expense (benefit)
Federal - Current	$86.2	$96.0	$15.6
Federal - Deferred	14.4	4.7	21.7
State - Current and deferred	24.4	22.3	10.3
Total	$125.0	$123.0	$47.6

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Income tax expense based on the U.S. statutory tax rate	$109.6	$106.9	$42.5
State income taxes, net of federal benefit	19.2	17.5	8.6
Federal credits	(2.2)	(1.9)	(2.3)
Other, net	(1.6)	0.5	(1.2)
Total	$125.0	$123.0	$47.6

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2021	2020
Deferred tax assets
Property costs and asset retirement obligations	$5.2	$4.5
Net operating loss	6.3	—
Employee benefits	8.6	8.0
Operating leases liability	89.7	31.6
Other deferred tax assets	11.8	7.2
Total gross deferred tax assets	121.6	51.3
Deferred tax liabilities
Accumulated depreciation and amortization	(285.4)	(213.2)
State deferred taxes	(31.7)	(20.2)
Operating leases right of use assets	(88.0)	(31.0)
Other deferred tax liabilities	(12.4)	(5.3)
Total gross deferred tax liabilities	(417.5)	(269.7)
Net deferred tax liabilities	$(295.9)	$(218.4)

In management’s judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

As of December 31, 2021, the earliest year remaining open for Federal and state audit and/or settlement is 2018 and 2016, respectively. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

The FASB’s rules for accounting for income tax uncertainties clarify the criteria for recognizing uncertain income tax benefits and require additional disclosures about uncertain tax positions.  Under U.S. GAAP the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Liabilities associated with uncertain income tax positions are included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2021 and 2020 is shown in the following table.

	Year Ended December 31,
(Millions of dollars)	2021	2020
Balance at January 1	$0.4	$0.6
Additions for tax positions related to prior years	0.3	0.1
Settlements with taxing authorities	—	(0.3)
Expiration of statutes of limitation	(0.2)	—
Balance at December 31	$0.5	$0.4

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2021, 2020 and 2019 included immaterial amounts of interest and penalties, associated with uncertain tax positions. Of these amounts shown in the table, $0.4 million and $0.3 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate for the years ended December 31, 2021 and 2020, respectively.

During the next twelve months, the Company does not expect a material change to the liability for uncertain taxes. Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2022.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2021, 2020 and 2019 were $4.9 million, $2.2 million, and $0.1 million, respectively.

Note 12 — Incentive Plans

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

During the period from August 30, 2013 to December 31, 2021, the Company granted a total of 2,674,337 awards from the MUSA 2013 Plan which leaves 2,825,663 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of grants under the Directors Plan.  Since 2013, 142,678 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 357,322 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2021	2020	2019
Compensation charged against income before income tax benefit	$14.4	$14.3	$10.5
Related income tax benefit recognized in income	$3.0	$3.0	$2.2
As of December 31, 2021, there was $21.1 million in compensation costs to be expensed over approximately the next 1.8 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.3 million, $0.7 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Most of the nonqualified stock options granted to certain employees by the Committee were granted in February 2021.
Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2021	2020	2019
Fair value per option grant	$32.00	$28.28	$20.48
Assumptions
Dividend yield	0.8%	—	—
Expected volatility	32.3%	28.1%	26.8%
Risk-free interest rate	0.4%	1.5%	2.5%
Expected life (years)	4.6	4.7	4.5
Stock price at valuation date	$126.00	$106.72	$76.15

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in options outstanding for Company employees during the period from December 31, 2020 to December 31, 2021 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2020	322,700	79.60
Granted	85,500	126.71
Exercised	(28,250)	68.88
Forfeited	(13,850)	105.84
Outstanding at December 31, 2021	366,100	$90.44	4.2	$39.8

Exercisable at December 31, 2021	167,950	$70.13	3.0	$21.7

Additional information about stock options outstanding at December 31, 2021 is shown below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$60.00 to $69.99	66,500	2.1	66,500	2.1
$70.00 to $79.99	145,200	3.7	101,450	3.5
$80.00 to $89.99	3,600	5.2	—	—
$100.00 to $109.99	70,300	5.1	—	—
$120.00 to $129.99	76,300	6.1	—	—
$130.00 to $139.99	3,300	6.2	—	—
$140.00 to $149.99	900	6.7	—	—
	366,100	4.2	167,950	3.0

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2020 to December 31, 2021 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2020	182,795	$77.38
Granted	56,422	$130.62
Vested and issued	(49,190)	$72.16	$7.0
Forfeited	(14,400)	$77.54
Outstanding at December 31, 2021	175,627	$95.93	$35.0

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2021, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a three-year return on average capital employed (ROACE) calculation and the other half vest based on a three-year total shareholder return (TSR) calculation that compares MUSA to a group of 18 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be $168.42 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $126.00 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2020 to December 31, 2021 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2020	129,340	$97.01
Granted	65,751	$145.16
Vested and issued	(58,302)	$76.78	$7.3
Forfeited	(9,151)	$114.99
Outstanding at December 31, 2021	127,638	$117.59	$25.4

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2020 to December 31, 2021 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2020	31,004	$83.31
Granted	9,249	$124.97
Vested and issued	(9,589)	$69.37	$1.2
Outstanding at December 31, 2021	30,664	$100.23	$6.1

Note 13 — Employee and Retiree Benefit Plans

THRIFT PLAN – Most full-time employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions for Murphy USA eligible employees at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis for Murphy USA employees.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company’s combined expenses related to this plan were $15.0 million in 2021, $15.3 million in 2020 and $12.9 million in 2019. The Company maintained the thrift plan of QuickChek on acquisition, and matches 100% of the first 3% and 50% of the next 2% contributed by eligible employees. The Company made contributions of $1.9 million to the QuickChek plan in 2021.

PROFIT SHARING PLAN – Eligible part-time employees of Murphy USA may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1.1 million in 2021, $1.8 million in 2020 and $1.5 million in 2019.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan for Murphy USA employees, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly-compensated individuals. The liability balances, net of associated assets, were $4.7 million and $3.7 million, at December 31, 2021 and 2020, respectfully.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of December 31, 2021, all current commodity derivative activity is immaterial.

Cash deposits were $0.6 million at December 31, 2021 and 2020 related to commodity derivative contracts and were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2021 and 2020.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statement of income in interest expense. The current loan balance subject to the hedge is $97.5 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.9 million for the twelve months ended December 31, 2021, leaving a balance of $1.5 million at December 31, 2021. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 15 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On October 28, 2020, a share repurchase authorization of $500 million was put into place through December 2023. Shares repurchased under the October 2020 authorization in 2020 were 969,654 common shares for $125.0 million, or $128.91 per share, leaving approximately $375.0 million available, at December 31, 2020. During 2021, common shares repurchased under the October authorization were 2,398,477 common shares for $355.0 million, or $148.00 per share, leaving approximately $20.0 million, at December 31, 2021, available until December 2023. In December 2021, the Board of Directors announced an additional authorization to repurchase shares of up to $1 billion to be executed by December 31, 2026, once the current program has been completed.

During 2019, the total number of common shares repurchased were 1,898,023 for $165.8 million, or $87.35 per share, of which 1,393,626 common shares for $125.0 million, or $89.70 per share were under a $400 million share repurchase authorization approved by the Company Board of Directors in July 2019, and other shares purchased were 504,397 common shares for $40.8 million, or $80.85 per share. During 2020, the total number of common shares repurchased were 3,338,028 for $399.6 million, or $119.70 per share, of which 2,368,374 common shares were under the July 2019 plan for $274.6 million, or $115.93 per share, which completed the authorization in November 2020.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2021, 2020, and 2019.

	Years ended December 31,
(Millions of dollars except per share amounts)	2021	2020	2019
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$396.9	$386.1	$154.8

Weighted average common shares outstanding (in thousands)	26,210	29,132	31,594
Earnings per common share	$15.14	$13.25	$4.90

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$396.9	$386.1	$154.8
Weighted average common shares outstanding (in thousands)	26,210	29,132	31,594
Common equivalent shares:
Share-based awards	394	394	264
Weighted average common shares outstanding - assuming dilution (in thousands)	26,604	29,526	31,858

Earnings per common share assuming dilution	$14.92	$13.08	$4.86

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2021	2020	2019
Stock options	80,500	75,600	94,600
Restricted share units	1,562	20,137	843
Total anti-dilutive shares	82,062	95,737	95,443

Note 16 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $120.4 million, $96.5 million and $26.9 million for the three years ended December 31, 2021, 2020 and 2019, respectively. Interest paid, net of amounts capitalized, was $70.8 million, $49.1 million and $56.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

CHANGES IN WORKING CAPITAL -

	Years ended December 31,
(Millions of dollars)	2021	2020	2019
Accounts receivable	$(18.9)	$4.9	$(33.4)
Inventories	11.1	(51.7)	(6.1)
Prepaid expenses and other current assets	(3.6)	16.6	(3.3)
Accounts payable and accrued liabilities	102.9	8.3	(5.9)
Income taxes payable	(8.7)	8.8	—
Net decrease (increase) in noncash operating working capital	$82.8	$(13.1)	$(48.7)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs, but the balances for each were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value. See also Note 14 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended December 31, 2021, for more information.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2021 and 2020. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31, 2021		December 31, 2020
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.5)	$(1,709.5)	$(1,000.3)	$(1,029.9)

Note 18 – Commitments

The Company leases land, gasoline stores, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $44.4 million in 2022, $44.0 million in 2023, $43.6 million in 2024, $42.6 million in 2025, and $41.9 million in 2026.  Rental expense for noncancellable operating leases, including contingent payments when applicable, was $48.7 million in 2021, $24.9 million in 2020 and $21.6 million in 2019.

Commitments for capital expenditures were approximately $275.6 million at December 31, 2021, including $252.5 million approved for potential construction of future stores (including land) at year-end, along with $8.2 million for improvements of existing stores, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply terminals with a noncancellable remaining term of 8.8 years. At December 31, 2021, our minimum annual payments under our take-or-pay contracts are estimated to be $4.3 million in 2022 and $4.0 million in 2023, $4.0 million in 2024, $4.0 million in 2025, and $4.0 million in 2026.

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Although the Company believes it has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws, the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. With respect to the previously owned refinery properties, Murphy Oil retained those liabilities in the Separation and Distribution agreement that was entered into related to the separation on August 30, 2013.  With respect to any remaining potential liabilities, the Company believes costs related to these properties will not have a material adverse effect on Murphy USA’s net income, financial position or liquidity in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2021, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2021. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2021, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $39.4 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2021, the Company had contingent liabilities of $10.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 20 — Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 1 year to 38 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right of use assets and liabilities.

As the implicit interest rate is not readily determinable in most of the Company's lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Lessor — We have various arrangements for certain spaces for food service and vending equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is immaterial. We also have certain areas where we sublease building and land space to others. This lease income is immaterial.
Lessee —We lease land for 407 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2021	December 31, 2020
Assets
Operating (Right-of-use)	Operating lease right of use assets, net	$419.2	$147.7
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $16.7 in 2021 and $2.8 in 2020	137.3	2.6
Total leased assets		$556.5	$150.3
Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$18.1	$7.8
Finance	Current maturities of long-term debt	11.0	1.2
Noncurrent
Operating	Non-current operating lease liabilities	408.9	142.5
Finance	Long-term debt, including capitalized lease obligations	130.6	0.9
Total lease liabilities		$568.6	$152.4

Lease Cost:

		Year Ended December 31,
(Millions of dollars)	Classification	2021	2020	2019
Operating lease cost	Store and other operating expenses	$43.1	$16.6	$14.5
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	14.8	1.3	1.2
Interest on lease liabilities	Interest expense	8.2	0.1	0.1
Net lease costs		$66.1	$18.0	$15.8

Cash flow information:

	Year Ended December 31,
(Millions of dollars)	2021	2020	2019
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$38.8	$15.5	$13.8
Operating cash flows required by finance leases	$8.2	$0.1	$0.1
Financing cash flows required by finance leases	$9.8	$1.4	$1.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities:

(Millions of dollars)	Operating leases	Finance leases
2022	$44.4	$19.9
2023	44.0	18.4
2024	43.6	16.9
2025	42.6	15.9
2026	41.9	15.3
After 2026	498.1	137.2
Total lease payments	714.6	223.6
less: interest	287.6	82.0
Present value of lease liabilities	$427.0	$141.6

Lease Term and Discount Rate:

Year Ended December 31,
2021
Weighted average remaining lease term	In Years
Finance leases	13.7
Operating leases	16.2
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.3%

Note 21 — Recent Accounting and Reporting Rules

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for: recognizing deferred taxes on investments, performing intraperiod allocation and calculating income taxes for interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU was effective for the Company for the year beginning January 1, 2021 and this update did not have a material impact on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope". This standard extends certain of the optional expedients and exceptions in ASC 848 which applies to derivative contracts impacted by the discounting transition, including derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. The new standard applies to all entities and is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company has determined this standard has not had a material impact on the Company's consolidated financial statements.

In August 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under Topic 606, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. This ASU is effective for the Company for the year beginning January 1, 2023, with early adoption permitted. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Business Segments

Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products and have similar economic characteristics. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker.

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2021
Segment income (loss)	$472.8	$(75.9)	$396.9
Revenues from external customers	$17,359.9	$0.6	$17,360.5
Interest income	$—	$0.1	$0.1
Interest expense	$(8.1)	$(74.3)	$(82.4)
Income tax expense (benefit)	$148.5	$(23.5)	$125.0
Significant noncash charges (credits)
Depreciation and amortization	$197.3	$15.3	$212.6
Accretion of asset retirement obligations	$2.5	$—	$2.5
Deferred and noncurrent income taxes (benefits)	$22.6	$(3.6)	$19.0
Additions to property, plant and equipment	$245.5	$32.0	$277.5
Total assets at year-end	$3,569.4	$478.8	$4,048.2

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2020
Segment income (loss)	$442.2	$(56.1)	$386.1
Revenues from external customers	$11,264.0	$0.3	$11,264.3
Interest income	$—	$1.0	$1.0
Interest expense	$(0.1)	$(51.1)	$(51.2)
Income tax expense (benefit)	$132.9	$(9.9)	$123.0
Significant noncash charges (credits)
Depreciation and amortization	$146.3	$14.7	$161.0
Accretion of asset retirement obligations	$2.3	$—	$2.3
Deferred and noncurrent income taxes (benefits)	$2.8	$(0.3)	$2.5
Additions to property, plant and equipment	$200.8	$26.3	$227.1
Total assets at year-end	$2,418.2	$267.5	$2,685.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2019
Segment income (loss)	$215.0	$(60.2)	$154.8
Revenues from external customers	$14,034.3	$0.3	$14,034.6
Interest income	$—	$3.2	$3.2
Interest expense	$(0.1)	$(54.8)	$(54.9)
Loss on early debt extinguishment	$—	$(14.8)	$(14.8)
Income tax expense (benefit)	$66.3	$(18.7)	$47.6
Significant noncash charges (credits)
Depreciation and amortization	$138.9	$13.3	$152.2
Accretion of asset retirement obligations	$2.1	$—	$2.1
Debt extinguishment costs	$—	$4.4	$4.4
Deferred and noncurrent income taxes (benefits)	$32.9	$(9.2)	$23.7
Additions to property, plant and equipment	$155.5	$59.1	$214.6
Total assets at year-end	$2,304.7	$382.5	$2,687.2

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2021
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	—	—	$0.1

2020
Deducted from assets accounts
Allowance for doubtful accounts	$1.2	—	(1.1)	$0.1

2019
Deducted from assets accounts
Allowance for doubtful accounts	$1.1	0.1	—	$1.2