Form 10-Q
period 2022-03-31
Murphy USA Inc.
filed 2022-05-05
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2022 was 24,201,591.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$356.2	$256.4
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 at 2022 and 2021	260.4	195.7
Inventories	265.9	292.3
Prepaid expenses and other current assets	28.3	23.4
Total current assets	910.8	767.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,428.2 and $1,373.4 at 2022 and 2021, respectively	2,391.6	2,378.4
Operating lease right of use assets, net	420.5	419.2
Intangible assets, net of amortization	140.6	140.7
Goodwill	328.0	328.0
Other assets	14.7	14.1
Total assets	$4,206.2	$4,048.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14.9	$15.0
Trade accounts payable and accrued liabilities	790.8	660.3
Income taxes payable	35.1	—
Total current liabilities	840.8	675.3

Long-term debt, including capitalized lease obligations	1,797.4	1,800.1
Deferred income taxes	303.5	295.9
Asset retirement obligations	39.3	39.2
Non current operating lease liabilities	411.5	408.9
Deferred credits and other liabilities	22.2	21.6
Total liabilities	3,414.7	3,241.0
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2022 and 2021, respectively)	0.5	0.5
Treasury stock (22,565,573 and 21,831,904 shares held at
2022 and 2021, respectively)	(1,982.3)	(1,839.3)
Additional paid in capital (APIC)	516.7	534.8
Retained earnings	2,257.6	2,112.4
Accumulated other comprehensive income (loss) (AOCI)	(1.0)	(1.2)
Total stockholders' equity	791.5	807.2
Total liabilities and stockholders' equity	$4,206.2	$4,048.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2022	2021
Operating Revenues
Petroleum product sales (a)	$4,148.4	$2,635.8
Merchandise sales	892.0	833.2
Other operating revenues	78.0	68.1
Total operating revenues	5,118.4	3,537.1

Operating Expenses
Petroleum product cost of goods sold (a)	3,856.2	2,476.1
Merchandise cost of goods sold	716.3	684.8
Store and other operating expenses	222.7	177.1
Depreciation and amortization	55.4	51.0
Selling, general and administrative	46.2	44.3
Accretion of asset retirement obligations	0.7	0.6
Acquisition related costs	0.2	8.8
Total operating expenses	4,897.7	3,442.7

Gain (loss) on sale of assets	—	0.2
Income (loss) from operations	220.7	94.6

Other income (expense)
Interest expense	(19.6)	(21.3)
Other nonoperating income (expense)	(0.7)	—
Total other income (expense)	(20.3)	(21.3)
Income before income taxes	200.4	73.3
Income tax expense (benefit)	48.0	18.0
Net Income	$152.4	$55.3

Basic and Diluted Earnings Per Common Share
Basic	$6.18	$2.04
Diluted	$6.08	$2.01
Weighted-Average Common Shares Outstanding (in thousands):
Basic	24,655	27,131
Diluted	25,074	27,488
Supplemental information:

(a) Includes excise taxes of:	$514.1	$469.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2022	2021
Net income	$152.4	$55.3

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	(0.1)
Unrealized gain (loss)	—	0.1
Reclassifications:
Realized gain reclassified to interest expense	—	0.1
Amortization of unrealized (gain) loss to interest expense	0.2	0.2
	0.2	0.3
Deferred income tax (benefit) expense	—	0.1
Other comprehensive income (loss)	0.2	0.2
Comprehensive income	$152.6	$55.5

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$152.4	$55.3
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	55.4	51.0
Deferred and noncurrent income tax charges (credits)	7.5	3.7
Accretion of asset retirement obligations	0.7	0.6
(Gains) losses from sale of assets	—	(0.2)
Net (increase) decrease in noncash operating working capital	118.9	108.0
Other operating activities - net	4.3	11.4
Net cash provided by (required by) operating activities	339.2	229.8
Investing Activities
Property additions	(64.0)	(53.6)
Payments for acquisition, net of cash acquired	—	(642.1)
Proceeds from sale of assets	—	0.3
Other investing activities - net	(0.4)	(0.9)
Net cash provided by (required by) investing activities	(64.4)	(696.3)
Financing Activities
Purchase of treasury stock	(151.8)	(50.0)
Dividends paid	(7.2)	(6.8)
Borrowings of debt	—	892.8
Repayments of debt	(3.8)	(214.4)
Debt issuance costs	—	(8.8)
Amounts related to share-based compensation	(12.2)	(5.8)
Net cash provided by (required by) financing activities	(175.0)	607.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	99.8	140.5
Cash, cash equivalents, and restricted cash at beginning of period	256.4	163.6
Cash, cash equivalents, and restricted cash at end of period	$356.2	$304.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1
Net income	—	—	—	—	55.3	—	55.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.8)	—	(6.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(50.0)	—	—	—	(50.0)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(5.8)	—	—	(5.8)
Share-based compensation expense	—	—	—	3.6	—	—	3.6
Balance as of March 31, 2021	46,767,164	$0.5	$(1,535.3)	$525.6	$1,791.5	$(1.7)	$780.6

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2
Net income	—	—	—	—	152.4	—	152.4
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.29 per share)	—	—	—	—	(7.2)	—	(7.2)
Purchase of treasury stock	—	—	(151.8)	—	—	—	(151.8)
Issuance of treasury stock	—	—	8.8	(8.8)	—	—	—
Amounts related to share-based compensation	—	—	—	(12.2)	—	—	(12.2)
Share-based compensation expense	—	—	—	2.9	—	—	2.9
Balance as of March 31, 2022	46,767,164	$0.5	$(1,982.3)	$516.7	$2,257.6	$(1.0)	$791.5

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, markets gasoline and other products at standalone stores under the Murphy Express brand, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At March 31, 2022, the Company had a total of 1,686 Company stores of which 1,151 were Murphy USA, 376 were Murphy Express and 159 were QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. On January 29, 2021, the Company acquired 100% of QuickChek Corporation ("QuickChek"), a privately held convenience store chain. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the subsidiary QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended March 31, 2022, the QuickChek results cover the period from January 1, 2022 to April 1, 2022 and for the three month period ended March 31, 2021, results cover the period January 29, 2021 to April 2, 2021. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2021, 2020 and 2019, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 17, 2022.

Recently Issued Accounting Standards—

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope". This standard extends certain of the optional expedients and exceptions in ASC 848 that apply to derivative contracts impacted by the discounting transition, including derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. The new standard applies to all entities and is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company has determined this standard has not had a material impact on the Company's consolidated financial statements.

In August 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under Topic 606, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. This ASU is effective for the Company for the year beginning January 1, 2023, with early adoption permitted. The Company has determined this will not likely have a material impact on the Company's consolidated financial statements.

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

The following tables disaggregate our revenues by major source for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,728.4	—	$3,728.4	$2,384.8	$—	$2,384.8
Petroleum product sales (at wholesale) [1]	420.0	—	420.0	251.0	—	251.0
Total petroleum product sales	4,148.4	—	4,148.4	2,635.8	—	2,635.8
Merchandise sales	892.0	—	892.0	833.2	—	833.2
Other operating revenues:
RINs	76.6	—	76.6	66.7	—	66.7
Other revenues [2]	1.3	0.1	1.4	1.4	—	1.4
Total revenues	$5,118.3	$0.1	$5,118.4	$3,537.1	$—	$3,537.1

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

Marketing segment

Petroleum product sales (at retail). For our retail store locations, the revenue related to petroleum product sales is recognized as the fuel is pumped to our customers. The transaction price at the pump typically includes some portion of sales or excise taxes as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass-through basis are not recognized as revenue and they are recorded to a liability account until they are paid. Our customers typically use a mixture of cash, checks, credit cards and debit cards to pay for our products as they are received. We have accounts receivable from the various credit/debit card providers at any point in time related to product sales made on credit cards and debit cards. These receivables are typically collected in two to seven days, depending on the terms with the particular credit/debit card

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

providers. Payment fees retained by the credit/debit card providers are recorded as store and other operating expenses.

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at March 31, 2022 and December 31, 2021 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2022 and December 31, 2021, we had $165.1 million and $111.8 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2022	December 31, 2021
Petroleum products - FIFO basis	$451.1	$339.8
Store merchandise for resale - FIFO basis	182.3	173.1
Less LIFO reserve	(373.7)	(228.0)
Total petroleum products and store merchandise inventory	259.7	284.9
Materials and supplies	6.2	7.4
Total inventories	$265.9	$292.3

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At March 31, 2022 and December 31, 2021, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $373.2 million and $227.5 million, respectively and for store merchandise for resale was $0.5 million for both March 31, 2022 and December 31, 2021.

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

The excess of the purchase price over the fair value of the net, identifiable assets acquired was recorded as goodwill. The factors contributing to the recognition of goodwill are a mixture of direct and reverse synergies that are expected to be realized by both QuickChek and Murphy USA as a result of this acquisition. The direct synergies include additional margin capture on the retail fuel side from the tactical pricing decisions and improved benefits from increased scale on the product acquisition side combined with other cost savings in both merchandise and store operations. The reverse synergies reflect management's ability to leverage QuickChek's product pricing and operational capabilities related to food and beverage sales to Murphy branded stores. All fair values were final as of December 31, 2021.

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

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of operations, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $0.2 million and $8.8 million for the three months ended March 31, 2022 and 2021, respectively.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	March 31, 2022	December 31, 2021
Goodwill balance, at beginning of period	$328.0	$—
QuickChek acquisition	—	328.0
Goodwill balance, at end of period	$328.0	$328.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the acquisition of QuickChek on January 29, 2021, we recorded the following amount of intangible assets.

	January 29, 2021	Remaining Useful Life
(Millions of dollars)	Carrying Value	(in years)
Intangible assets subject to amortization:
Intangible lease liability	$(9.1)	13.6
Intangible assets not subject to amortization:
Trade name	115.4	n/a
Liquor licenses	0.5	n/a
Total intangible assets acquired	$106.8

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization was in addition to the Company's existing intangible asset pipeline space, which is being amortized over a 40 year life.

Intangible assets subject to amortization at March 31, 2022 and December 31, 2021 consisted of the following:

	Remaining Useful Life (in years)	March 31, 2022		December 31, 2021
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	33.4	$39.6	$33.4	$39.6	$33.7
Intangible lease liability	12.2	(9.1)	(8.4)	(9.1)	(8.6)
Total intangible assets subject to amortization		30.5	25.0	30.5	25.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.6	$146.1	$140.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.9 at March 31, 2022 and $2.0 at December 2021)	$298.1	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.7 at March 31, 2022 and $4.8 at December 31, 2021)	495.3	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.5 at March 31, 2022 and $5.7 at December 31,2021)	494.5	494.3
Term loan due 2028 (effective interest rate of 2.27% at March 31, 2022 and December 31, 2021 and net of unamortized discount of $0.8 at March 31, 2022 and $0.9 at December 31, 2021)	396.2	397.1
Capitalized lease obligations, autos and equipment, due through 2025	2.3	2.7
Capitalized lease obligations, buildings, due through 2059	136.6	138.9
Less unamortized debt issuance costs	(10.7)	(11.1)
Total long-term debt	1,812.3	1,815.1
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,797.4	$1,800.1

Senior Notes

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes"). The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities, as defined herein. The indenture governing the 2027 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of the prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 Senior Notes.

On January 29, 2021, Murphy Oil USA, Inc., issued $500 million of 3.75% Senior Notes due 2031 (the “2031 Senior Notes” and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 and 2029 Senior Notes.

The Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Credit Facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the Senior Notes.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Term Loan

On January 29, 2021, the Company entered into a new credit agreement that consists of both a cash flow revolving credit facility and a senior secured term loan that replaced the Company's prior ABL facility and term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility")(which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $397 million at March 31, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2022, we had no outstanding borrowings under the revolving facility while there were $4.1 million in outstanding letters of credit, which reduces the amount available to borrow.

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

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The Revolving Facility credit agreement also impose total leverage ratio and secured net leverage ratio financial maintenance covenants which are tested quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a maximum secured net leverage ratio of not more than 3.75 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 4.25 to 1.0. The Credit Agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2022, our total leverage ratio was 1.90 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

restricted payments in cash in an aggregate amount not to exceed the greater of $112.3 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party to the guarantee and collateral agreement in respect thereof.

Note 7— Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2022 and December 31, 2021 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2022	December 31, 2021
Balance at beginning of period	$39.2	$35.1
Addition for acquisition	—	1.2
Accretion expense	0.7	2.5
Settlements of liabilities	(0.9)	(1.0)
Liabilities incurred	0.3	1.4
Balance at end of period	$39.3	$39.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three month periods ended March 31, 2022 and 2021, the Company’s approximate effective tax rates were as follows:

	2022	2021
Three months ended March 31,	24.0%	24.6%

In the three months ended March 31, 2022, the Company recognized approximately $1.5 million of excess tax benefits related to stock compensation for employees. For the three months ended March 31, 2021, the Company recognized approximately $0.9 million in excess tax benefits related to stock compensation and $1.0 million for other discrete tax items related to state deferred tax rate adjustments due to the QuickChek acquisition.

As of March 31, 2022, the earliest years remaining open for federal audit and/or settlement are 2018 and 2016 for state purposes.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Beginning with its initial quarterly dividend in December 2020, the Company issues dividend equivalent units ("DEU") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEU mirror the underlying awards and will only vest if the related award vests. DEUs issued are included with grants in each respective table as applicable.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date. In February 2022, the Committee granted nonqualified stock options to certain employees of the Company. The Black-Scholes valuation for these awards was $51.46 per option.

Assumptions used to value awards:
Dividend yield	0.64%
Expected volatility	32.2%
Risk-free interest rate	1.8%
Expected life (years)	4.7
Stock price at valuation date	$181.18

Changes in options outstanding for Company employees during the period from December 31, 2021 to March 31, 2022 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at 12/31/2021	366,100	$90.44
Granted	55,150	$181.80
Exercised	(2,200)	$87.33
Forfeited	(9,100)	$119.43
Outstanding at 3/31/2022	409,950	$102.10	4.3	$40.1

Exercisable at 3/31/2022	246,450	$76.35	3.1	$30.5

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2021 to March 31, 2022 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	175,627	$95.93
Granted	40,388	$186.61
Vested and issued	(58,746)	$79.38	$11.2
Forfeited	(3,835)	$111.27
Outstanding at 3/31/2022	153,434	$125.76	$30.7

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2022, the Committee awarded performance-based restricted stock units (performance units or PSU) to certain employees.  Half of the performance units vest based on a 3-year return on average capital employed ("ROACE") calculation and the other half vest based on a 3-year total shareholder return ("TSR") calculation that compares MUSA to a group of 18 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model. For the TSR portion of the awards, the fair value was determined to be $259.17 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $181.18 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2021 to March 31, 2022 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	127,638	$117.59
Granted	78,586	$217.15
Vested and issued	(94,226)	$87.62	$17.1
Forfeited	(6,360)	$133.98
Outstanding at 3/31/2022	105,638	$159.63	$21.1

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock was reserved for issuance of grants under the Directors Plan.

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2021 to March 31, 2022 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	30,664	$100.23
Granted	7,902	$174.90
Vested and issued	(11,735)	$75.96	$2.1
Outstanding at 3/31/2022	26,831	$132.84	$5.4

For the three months ended March 31, 2022 and 2021, share-based compensation was $2.9 million and $3.6 million, respectively.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of March 31, 2022, all current commodity derivative activity is immaterial.

At March 31, 2022, there was $1.6 million cash deposit and at December 31, 2021 the cash deposit was $0.6 million related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2022 or December 31, 2021.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statement of Income in interest expense. The current loan balance subject to the hedge is $90.0 million.The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million for the three months ended March 31, 2022 and 2021. The remaining balance at March 31, 2022 was $1.3 million. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

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

On October 28, 2020, the Board of Directors approved a $500 million share repurchase program effective through December 2023. The 2020 program was completed in January 2022, and a new authorized program for up to $1 billion, approved in December 2021 to be executed by December 31, 2026, is now in effect. For the three months ended March 31, 2022, the Company repurchased 836,953 shares of common stock for an average price of $181.36 per share including brokerage fees. For the three months ended March 31, 2021, 397,882 shares were repurchased for an average price of $125.67 per share.

The following table provides a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2022	2021
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$152.4	$55.3

Weighted average common shares outstanding (in thousands)	24,655	27,131

Earnings per common share	$6.18	$2.04

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$152.4	$55.3

Weighted average common shares outstanding (in thousands)	24,655	27,131
Common equivalent shares:
Dilutive share-based awards	419	357
Weighted average common shares outstanding - assuming dilution (in thousands)	25,074	27,488

Earnings per common share assuming dilution	$6.08	$2.01

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended March 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2022	2021
Stock Options	51,900	81,300
PSUs	14,673	20,491
Total anti-dilutive shares	66,573	101,791

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — There were no cash income taxes paid nor refunds received for the three month periods ended March 31, 2022 and 2021, respectively. Interest paid, net of amounts capitalized, was $26.2 million and $18.4 million for the three month periods ended March 31, 2022 and 2021, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Accounts receivable	$(64.6)	$(5.3)
Inventories	26.4	20.5
Prepaid expenses and other current assets	(4.8)	(3.3)
Accounts payable and accrued liabilities	126.8	81.6
Income taxes payable	35.1	14.5
Net (increase) decrease in noncash operating working capital	$118.9	$108.0

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs, but the balances for each were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended March 31, 2022, for more information.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2022 and December 31, 2021. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities and these qualify as Level 1 inputs. The Company has off-balance sheet exposures relating to certain financial guarantees and

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At March 31, 2022		At December 31, 2021
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.4)	$(1,681.5)	$(1,673.5)	$(1,709.5)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2022, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2022. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2022, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $40.9 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2022, the Company had contingent liabilities of $10.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Lessee —We lease land for 412 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 stores leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2022	December 31, 2021
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$420.5	$419.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $20.7 at March 31, 2022 and $16.7 at December 31, 2021	133.4	137.3
Total leased assets		$553.9	$556.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$18.4	$18.1
Finance	Current maturities of long-term debt	10.9	11.0
Noncurrent
Operating	Non current operating lease liabilities	411.5	408.9
Finance	Long-term debt, including capitalized lease obligations	128.0	130.6
Total lease liabilities		$568.8	$568.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:

		Three Months Ended March 31,
(Millions of dollars)	Classification	2022	2021
Operating lease cost	Store and other operating expenses	$12.0	$8.9
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	4.0	2.6
Interest on lease liabilities	Interest expense	2.3	1.4
Net lease costs		$18.3	$12.9

Cash flow information:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$11.0	$8.2
Operating cash flows from finance leases	$2.3	$1.4
Financing cash flows from finance leases	$2.8	$1.8

Maturity of Lease Liabilities at March 31, 2022:

(Millions of dollars)	Operating leases	Finance leases
2022	$33.9	$14.9
2023	44.8	18.5
2024	44.4	16.9
2025	43.4	15.9
2026	42.7	15.3
After 2026	507.8	137.1
Total lease payments	717.0	218.6
less: interest	287.1	79.7
Present value of lease liabilities	$429.9	$138.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Term and Discount Rate:

Three Months Ended March 31,
2022
Weighted average remaining lease term (years)
Finance leases	13.5
Operating leases	16.0
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.3%

Note 16 — Business Segment

Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the group's support functions to our retail operations. As such, they are all treated as one segment for reporting purposes as they sell the same products and have similar economic characteristics. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker.

		Three Months Ended
		March 31, 2022		March 31, 2021
	Total Assets at March 31, 2022	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$3,721.9	$5,118.3	$169.1	$3,537.1	$80.4
Corporate and other assets	484.3	0.1	(16.7)	—	(25.1)
Total	$4,206.2	$5,118.4	$152.4	$3,537.1	$55.3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis” or "MD&A") is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Quarterly Report on Form 10-Q. The MD&A contains forward-looking statements and the Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2022 and 2021.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2022 and 2021. It also includes a discussion of our capital structure and available sources of liquidity.

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

On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand consisting of 156 stores, at the time of acquisition, located in New Jersey and New York, in an all-cash transaction. The acquisition expanded the MUSA network into the Northeast by adding high-performance stores that had an existing best-in-class food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities. For additional information concerning the acquisition, see Note 5 “Business Acquisition” in the audited combined financial statements for the year ended December 31, 2021 included with our Annual Report on Form 10-K, and Note 4, "Business Acquisition" in the accompanying unaudited consolidated financial statements.

Our Business

The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also market gasoline and other products at standalone stores under the Murphy Express brand and have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek. At March 31, 2022, we had a total of 1,686 Company stores in 27 states, of which 1,151 were Murphy USA, 376 were Murphy Express and 159 were QuickChek. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals.
Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q1 2022, the QuickChek results cover the period from January 1, 2022 to April 1, 2022. For the prior year period, the QuickChek results cover the period from January 29, 2021 (the date of acquisition) to April 2, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins we realize on those sales to remain strong in a normalized environment, these gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events, such as Russia's invasion of Ukraine, that upsets global supply and demand and price of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics such as COVID-19, travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, and competition in the local markets in which we operate. The COVID-19 pandemic continued to influence gasoline demand in the first quarter of 2022 but demand has grown as the pandemic pressures lessened, COVID-19 vaccines became more readily available, and government intervention decreased. If the recoveries experienced to-date stall or reverse as a result of a resurgence in COVID-19 infection rates and related government intervention, our volumes could decline.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased thus increasing the price of retail fuel sales.  Also, rising prices tend to cause our customers to reduce discretionary fuel consumption, which may reduce our fuel sales volumes.  Crude oil prices continued the volatile trend in 2022 with prices ranging from $76 per barrel to $124 per barrel, with an average price in Q1 2022 of approximately $95 per barrel, compare to an average price of $58 per barrel in Q1 2021. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q1 2022 was 34.0 cents per gallon ("cpg"), compared to 22.5 cpg in Q1 2021. Retail fuel margin dollars increased 61.6% in the current quarter and retail fuel volumes improved 7.8%.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.12 in Q1 2022 compared to $1.06 in Q1 2021. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2022, we have $1.3 billion of Senior Notes and a $397 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At March 31, 2022, we have additional available capacity under the committed $350 million cash flow revolving credit facility, which currently remains undrawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2022 to range from approximately $350 million to $400 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2022 primarily using operating cash flow but will supplement funding where necessary using borrowings available under cash flow revolving credit facilities.

We believe that our business will continue to grow in the future as we expand the food and beverage capabilities within our network. We maintain a pipeline of desirable future store locations for development. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

We currently estimate our ongoing effective tax rate to be between 23% and 26% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  In 2020 and 2021 we saw disruptions to typical seasonal patterns due to the COVID-19 pandemic. In early 2022, a more normal seasonal pattern has emerged and fuel volumes have approached pre-pandemic levels. As a result, operating results for the three months ended March 31, 2022 may not be necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2022.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2021 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2022.

Results of Operations

Consolidated Results

For the three months ended March 31, 2022, the Company reported net income of $152.4 million, or $6.08 per diluted share, on revenue of $5.1 billion. Net income was $55.3 million for the same period in 2021, or $2.01 per diluted share, on $3.5 billion of revenue.  The increase in net income was primarily due to higher all-in fuel and merchandise contribution, a decrease in acquisition and integration related expenses and interest expense and was partially offset by increases in store operating expenses, payment fees, depreciation expense, and general and administrative expenses. The consolidated financial results for Q1 2022 include QuickChek from January 1, 2022 through April 1, 2022, and for the prior year period covered the period from January 29, 2021 (the date of acquisition) to April 2, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Revenues for Q1 2022 increased $1.6 billion, or 44.7%, compared to the same quarter in 2021.  The increase in revenues was due to higher fuel sales prices and retail fuel sales volumes, increased merchandise sales, and the inclusion of QuickChek results for three months in 2022 compared to two months in 2021.

Total cost of Q1 2022 sales increased $1.4 billion, or 44.7% when compared to Q1 2021.  In the current-year quarter, the higher costs were primarily due to higher wholesale fuel prices and fuel sales volumes, higher merchandise costs, and the inclusion of QuickChek results for three months compared to two months.

Store and other operating expenses increased $45.6 million, or 25.7%, from Q1 2022 to Q1 2021, due primarily to increased payment fees, higher employee related costs, maintenance costs and the inclusion of an additional month of QuickChek expenses compared to the prior year period.

SG&A expenses for Q1 2022 increased $1.9 million, or 4.3%, from Q1 2021. The increase in SG&A costs is primarily due to higher professional fees and outsourced services and one additional month of QuickChek expenses compared to the prior year period.

Depreciation and amortization expense increased $4.4 million, or 8.6%, from Q1 2021 primarily due to the additions of new larger store formats of the MUSA stores and the inclusion of QuickChek stores for three months of 2022 versus two months in 2021.

Acquisition and integration related costs were lower by $8.6 million and interest expense was lower by $1.7 million compared to Q1 2021. The period-over-period reduction is primarily related to the acquisition of QuickChek in January 2021.

The effective income tax rate was approximately 24.0% for Q1 2022 versus 24.6% for the same period of 2021.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Marketing	$169.1	$80.4
Corporate and other assets	(16.7)	(25.1)
Net Income	$152.4	$55.3

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Net income for the three months ended March 31, 2022 increased compared to the same period in 2021 primarily due to:

•Higher all-in fuel contribution
•Higher retail fuel sales volumes
•Higher merchandise contribution
•Lower acquisition and transaction related expenses
•Lower interest expense

The items below partially offset the increase in net income in the current period:

•Higher store operating expense
•Higher payment fees
•Higher depreciation and amortization expense
•Higher general and administrative expense
•Higher income tax expense

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2022	2021

Operating Revenues
Petroleum product sales	$4,148.4	$2,635.8
Merchandise sales	892.0	833.2
Other operating revenues	77.9	68.1
Total operating revenues	5,118.3	3,537.1
Operating expenses
Petroleum products cost of goods sold	3,856.2	2,476.1
Merchandise cost of goods sold	716.3	684.8
Store and other operating expenses	222.7	177.1
Depreciation and amortization	51.7	46.9
Selling, general and administrative	46.2	44.3
Accretion of asset retirement obligations	0.7	0.6
Total operating expenses	4,893.8	3,429.8

Gain (loss) on sale of assets	—	0.1
Income (loss) from operations	224.5	107.4

Other income (expense)
Interest expense	(2.2)	(1.5)
Total other income (expense)	(2.2)	(1.5)

Income (loss) before income taxes	222.3	105.9
Income tax expense (benefit)	53.2	25.5
Income (loss) from operations	$169.1	$80.4

Total tobacco sales revenue same store sales[1,2]	$113.9	$114.9
Total non-tobacco sales revenue same store sales[1,2]	59.3	46.4
Total merchandise sales revenue same store sales[1,2]	$173.2	$161.3
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,686	1,660
Total store months during the period	5,031	4,833

Average Per Store Month (APSM) metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales (SSS) metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2021 for the stores being compared in the 2022 versus 2021 comparison). Acquired stores are not included in the calculation of same stores for the first

12 months after the acquisition. When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.
QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For the Q1 2022 period, the QuickChek results cover the period from January 1, 2022 to April 1, 2022. For the prior year period, the QuickChek results cover the period from January 29, 2021 (the date of acquisition) to April 2, 2021. The difference in the timing of the month ends is immaterial to the overall consolidated results.

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2022	2021
Total retail fuel contribution ($ Millions)	$253.6	$156.9
Total PS&W contribution ($ Millions)	39.6	3.7
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	76.6	66.7
Total fuel contribution ($ Millions)	$369.8	$227.3
Retail fuel volume - chain (Million gal)	1,088.3	1,009.1
Retail fuel volume - per store (K gal APSM)[1]	224.9	215.1
Retail fuel volume - per store (K gal SSS)[2]	222.8	212.9
Total fuel contribution (including retail, PS&W and RINs) (cpg)	34.0	22.5
Retail fuel margin (cpg)	23.3	15.5
PS&W including RINs contribution (cpg)	10.7	7.0
1APSM metric includes all stores open through the date of calculation
[2]2021 amounts not revised for 2022 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Income Statements is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Petroleum product sales	$4,148.4	$2,635.8
Less Petroleum product cost of goods sold	(3,856.2)	(2,476.1)
Plus RINs and other (included in Other Operating Revenues line)	77.6	67.6
Total fuel contribution	$369.8	$227.3

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2022	2021
Total merchandise contribution ($ Millions)	$175.7	$148.4
Total merchandise sales ($ Millions)	$892.0	$833.2
Total merchandise sales ($K SSS)[1,2]	$173.2	$161.3
Merchandise unit margin (%)	19.7%	17.8%
Tobacco contribution ($K SSS)[1,2]	$16.9	$15.6
Non-tobacco contribution ($K SSS)[1,2]	$16.0	$9.8
Total merchandise contribution ($K SSS)[1,2]	$32.9	$25.4
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Net income in the Marketing segment for Q1 2022 increased $88.7 million compared to the Q1 2021 period, due to higher all-in fuel contribution and increased fuel sales volume and higher merchandise contributions, combined with the inclusion of QuickChek results for three months in the current period versus two months in 2021. This was partially offset by increases in store operating expense, depreciation and amortization expense, and selling, general and administrative expenses.

Total revenues for the Marketing segment were approximately $5.1 billion in Q1 2022 compared to $3.5 billion in Q1 2021. The increased revenues were due to a 44.9% increase in retail fuel sales prices, a 7.8% increase in the number of gallons sold, and a 7.1% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $514.1 million in Q1 2022 and $469.6 million in Q1 2021.

Retail fuel margin dollars increased 61.6% compared to the prior year quarter on a higher margin rate of 23.3 cpg for Q1 2022 when compared to 15.5 cpg in the same quarter of 2021, combined with a 7.8% increase in retail fuel volumes. Total fuel sales volumes on a SSS basis increased 3.8% to 222.8 thousand gallons per store in the 2022 period when compared to Q1 2021.

Total PS&W margin dollars, including RINs, increased by $45.8 million from Q1 2021 results. The quarter-over-quarter increase is primarily due to typical timing and price-related impacts of the product supply chain. The 2022 quarter includes the sale of 69 million RINs at an average selling price of $1.12 per RIN while the prior-year quarter had sales of 63 million RINs at an average price of $1.06 per RIN.

Total merchandise sales increased 7.1% to $892.0 million in Q1 2022 compared to $833.2 million in Q1 2021 due to higher sales across the chain in most categories and the inclusion of QuickChek results for three months in Q1 2022 versus two months in the prior year. Quarterly total merchandise contribution in Q1 2022 improved 18.4% compared to Q1 2021.  Food and beverage contribution, a subset of non-tobacco contribution was 14.6% of total merchandise contribution Q1 2022, up from 11.5% in Q1 2021 as the enterprise benefited from QuickChek's food and beverage activity. Total SSS merchandise contribution dollars grew 5.6%, which included an increase of 7.8% in tobacco products and a 3.4% increase in non-tobacco products.

Store and other operating expenses increased $45.6 million in the current period compared to Q1 2021, primarily due to the inclusion of QuickChek for an additional month in 2022, along with higher employee related expenses, payment fees, rent and store maintenance costs. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 16.5%, primarily due to increased employee related expenses and maintenance costs.

Depreciation and amortization expense increased $4.8 million, or 10.2% in Q1 2022 when compared to the prior year quarter due primarily to the inclusion of QuickChek for an additional month in 2022 combined with the new larger store formats of MUSA stores.

Selling, general, and administrative expenses increased $1.9 million in Q1 2022 compared to Q1 2021 due primarily to higher professional fees and outsourced services and one additional month of QuickChek expenses.

Same store sales information compared to APSM metrics

	Variance from prior year
	Three months ended
	March 31, 2022
	SSS[1]	APSM[2]
Fuel gallons per month	3.8%	4.6%

Merchandise sales	0.1%	2.9%
Tobacco sales	0.2%	(0.6%)
Non-tobacco sales	(0.2%)	9.5%

Merchandise margin	5.6%	13.8%
Tobacco margin	7.8%	7.9%
Non-tobacco margin	3.4%	19.5%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

After-tax results for Corporate and other assets for Q1 2022 were a loss of $16.7 million compared to a loss of $25.1 million in Q1 2021, due primarily to lower acquisition and integration related costs and lower interest expense related to expenses and debt incurred in January 2021 to finance the QuickChek acquisition.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ended March 31, 2022 and 2021.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Net income	$152.4	$55.3

Income tax expense (benefit)	48.0	18.0
Interest expense, net of interest income	19.6	21.3
Depreciation and amortization	55.4	51.0
EBITDA	275.4	145.6

Accretion of asset retirement obligations	0.7	0.6
(Gain) loss on sale of assets	—	(0.2)
Acquisition and integration related costs	0.2	8.8
Other nonoperating (income) expense	0.7	—
Adjusted EBITDA	$277.0	$154.8

Capital Resources and Liquidity

Significant Sources of Capital

As of March 31, 2022, we had $356.2 million of cash and cash equivalents. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at March 31, 2022 which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $339.2 million for the three months ended March 31, 2022, an increase of $109.4 million compared to $229.8 million for the same period in 2021. The increase for the current year is primarily related to the increase in net income of $97.1 million, and changes in noncash working capital of $10.9 million compared to the same period in 2021. The year-over-year increased non-cash operating working capital changes of $10.9 million consist of benefits related to an increase in accounts payable and accrued liabilities of $45.2 million primarily due to higher wholesale fuel prices and related freight costs and timing of payments, increased income taxes payable of $20.6 million resulted from higher pretax income, and a decrease in inventory of $5.9 million primarily due to lower inventory on hand which was partially offset by higher wholesale prices. These benefits were partially offset by increased accounts receivables of $59.3 million due to the timing of receipts and increased prices for retail and bulk sales, and a small increase in prepaid expenses and other current assets of $1.5 million.

Investing Activities

For the three months ended March 31, 2022, cash required by investing activities was $64.4 million compared to $696.3 million in 2021. The decrease in investing cash requirements in the current period was primarily due to the cash payments of $642.1 million for the acquisition of QuickChek in 2021 which was partially offset by the timing of capital expenditures that required $10.4 million more in 2022 over 2021.

Financing Activities

Financing activities in the three months ended March 31, 2022 required cash of $175.0 million compared to cash provided of $607.0 million in the three months ended March 31, 2021. The first three months of 2022 included payments of $151.8 million for the repurchase of common shares, which was an increase of $101.8 million from the repurchases of $50.0 million in the prior-year period, and dividend payments of $7.2 million in 2022 versus payments of $6.8 million in the first three months of 2021. Borrowings of debt related to the QuickChek acquisition in 2021 provided $892.8 million compared to no borrowings in the same period of 2022. Repayments of debt required $3.8 million in 2022 compared to net repayments of $214.4 million in 2021 that were related to the QuickChek acquisition. Debt issuance costs related to the QuickChek transaction required cash of $8.8 million in 2021 and there were no such costs in 2022. Amounts related to share-based compensation required $6.4 million more in cash during 2022 than in 2021.

Dividends

The Company paid a dividend of $0.29 per Common share in March 2022 for a total cash payment of $7.2 million and paid a dividend of $0.25 per share in March 2021 for a total cash payment of $6.8 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On May 5, 2022 the Board of Directors declared a quarterly cash dividend of $0.31 per common share, or $1.24 per share on an annualized basis. The dividend is payable on June 1, 2022, to shareholders of record as of May 17, 2022.

Share Repurchase Program

During the three months ended March 31, 2022 a total of 836,953 shares were repurchased for $151.8 million. The $500 million share repurchase program approved by the Board of Directors in November 2020 was completed in Q1 2022 and the December 2021 authorization of up to $1 billion had approximately $868.2 million remaining at March 31, 2022, to be executed by December 31, 2026.

Debt

Our long-term debt at March 31, 2022 and December 31, 2021 was as set forth below:

(Millions of dollars)	March 31, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.9 at March 31, 2022 and $2.0 at December 2021)	$298.1	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.7 at March 31, 2022 and $4.8 at December 31, 2021)	495.3	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.5 at March 31, 2022 and $5.7 at December 31, 2021)	494.5	494.3
Term loan due 2028 (effective interest rate of 2.27% at March 31, 2022 and December 31, 2021 and net of unamortized discount of $0.8 at March 31, 2022 and $0.9 at December 31, 2021)	396.2	397.1
Capitalized lease obligations, autos and equipment, due through 2025	2.3	2.7
Capitalized lease obligations, buildings, due through 2059	136.6	138.9
Less unamortized debt issuance costs	(10.7)	(11.1)
Total notes payable, net	1,812.3	1,815.1
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,797.4	$1,800.1

Senior Notes

On April 25, 2017, Murphy Oil USA, Inc., our primary operating subsidiary, issued $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes"). The 2027 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities, as defined herein. The indenture governing the 2027 Senior Notes contains restrictive covenants that limit, among other things, the ability of Murphy USA, Murphy Oil USA, Inc. and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of the $500 million aggregate principal amount of its senior notes due 2023. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 Senior Notes.

On January 29, 2021, Murphy Oil USA, Inc., issued $500 million of 3.75% Senior Notes due 2031 (the “2031 Senior Notes” and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used to fund the acquisition of QuickChek and for other general corporate purposes. The 2031 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 and 2029 Senior Notes.

The Senior Notes and the guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Credit Facilities) to the extent of the value of the assets securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the Senior Notes.

Revolving Credit Facility and Term Loan

On January 29, 2021, the Company entered into a new credit agreement that consists of both a cash flow revolving credit facility and a senior secured term loan that replaced the Company's prior ABL facility and term loan contained in the credit facility that was last renewed in 2019, respectively.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $397 million at March 31, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2022, we had no outstanding borrowings under the revolving facility while there were $4.1 million in outstanding letters of credit, which reduces the amount available to borrow.

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

The Term Facility amortizes in quarterly installments starting with the first amortization payment being due on July 1, 2021 at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales, casualty events (subject to certain reinvestment rights) and net cash proceeds of issuances of indebtedness not permitted under the credit agreement. The Credit Agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The Revolving Facility also imposes total leverage ratio and secured net leverage ratio financial maintenance covenants which are tested quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a maximum secured net leverage ratio of 3.75 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 4.25 to 1.0. The credit agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2022, our total leverage ratio was 1.90 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $112.3 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party to the guarantee and collateral agreement in respect thereof.
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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three months ended March 31, 2022, and accounted for the vast majority of our total assets as of March 31, 2022. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.
The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Marketing:
Company stores	$52.0	$48.3
Terminals	—	0.4
Sustaining capital	5.3	3.4
Corporate and other assets	11.8	3.8
Total	$69.1	$55.9

We currently expect capital expenditures for the full year 2022 to range from approximately $350 million to $400 million, including $300 million to $325 million for retail growth, and $30 million to $40 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2021.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; geopolitical events, such as Russia's invasion of Ukraine, that impact the supply and demand and prices of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, such as COVID-19 and the government reaction in response thereof: the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent Annual Report on our Form 10-K and our Form 10-Q, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2022 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $397 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $90.5 million of our outstanding term loan amount at March 31, 2022. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at March 31, 2022.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2021 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2022.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2022, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2022 to January 31, 2022	102,416	$195.45	102,416	$1,000,000,000
February 1, 2022 to February 28, 2022	317,592	180.01	317,592	942,830,326
March 1, 2022 to March 31, 2022	416,945	178.93	416,945	868,225,774
Three Months Ended March 31, 2022	836,953	$181.36	836,953	$868,225,774

1 Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on October 28, 2020 include authorization for the Company to acquire up to $500 million of its common shares by December 31, 2023, which was completed in January 2022. A new authorization of up to $1 billion was announced on December 1, 2021, to be completed by December 31, 2026.

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
and Duly Authorized Officer)
May 5, 2022

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Bylaws of Murphy USA Inc. (incorporated by reference to Exhibit 3.1 to Murphy USA's Current Report on Form 8-K filed March 18, 2022)
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*  Filed herewith.