Form 10-Q
period 2022-06-30
Murphy USA Inc.
filed 2022-07-28
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2022 was 23,351,518.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Millions of dollars, except share amounts)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$240.4	$256.4
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 at 2022 and 2021	296.8	195.7
Inventories, at lower of cost or market	314.0	292.3
Prepaid expenses and other current assets	31.1	23.4
Total current assets	882.3	767.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,471.8 and $1,373.4 at 2022 and 2021, respectively	2,409.6	2,378.4
Operating lease right of use assets, net	443.7	419.2
Intangible assets, net of amortization	140.5	140.7
Goodwill	328.0	328.0
Other assets	13.7	14.1
Total assets	$4,217.8	$4,048.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14.9	$15.0
Trade accounts payable and accrued liabilities	836.8	660.3
Income taxes payable	1.0	—
Total current liabilities	852.7	675.3

Long-term debt, including capitalized lease obligations	1,795.5	1,800.1
Deferred income taxes	309.2	295.9
Asset retirement obligations	40.1	39.2
Non current operating lease liabilities	435.2	408.9
Deferred credits and other liabilities	22.4	21.6
Total liabilities	3,455.1	3,241.0
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2022 and 2021, respectively)	0.5	0.5
Treasury stock (23,415,646 and 21,831,904 shares held at
2022 and 2021, respectively)	(2,183.4)	(1,839.3)
Additional paid in capital (APIC)	513.1	534.8
Retained earnings	2,433.3	2,112.4
Accumulated other comprehensive income (loss) (AOCI)	(0.8)	(1.2)
Total stockholders' equity	762.7	807.2
Total liabilities and stockholders' equity	$4,217.8	$4,048.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2022	2021	2022	2021
Operating Revenues
Petroleum product sales (a)	$5,690.3	$3,404.5	$9,838.7	$6,040.3
Merchandise sales	994.6	963.4	1,886.6	1,796.6
Other operating revenues	81.8	88.1	159.8	156.2
Total operating revenues	6,766.7	4,456.0	11,885.1	7,993.1

Operating Expenses
Petroleum product cost of goods sold (a)	5,347.8	3,175.2	9,204.0	5,651.3
Merchandise cost of goods sold	797.9	778.9	1,514.2	1,463.7
Store and other operating expenses	252.2	208.9	474.9	386.0
Depreciation and amortization	54.7	53.3	110.1	104.3
Selling, general and administrative	52.2	48.5	98.4	92.8
Accretion of asset retirement obligations	0.7	0.7	1.4	1.3
Acquisition related costs	0.8	0.2	1.0	9.0
Total operating expenses	6,506.3	4,265.7	11,404.0	7,708.4

Gain (loss) on sale of assets	1.9	(0.1)	1.9	0.1
Income (loss) from operations	262.3	190.2	483.0	284.8

Other income (expense)
Interest income	0.4	—	0.4	—
Interest expense	(20.2)	(20.4)	(39.8)	(41.7)
Other nonoperating income (expense)	(1.2)	0.2	(1.9)	0.2
Total other income (expense)	(21.0)	(20.2)	(41.3)	(41.5)
Income before income taxes	241.3	170.0	441.7	243.3
Income tax expense (benefit)	58.0	41.2	106.0	59.2
Net Income	$183.3	$128.8	$335.7	$184.1

Basic and Diluted Earnings Per Common Share
Basic	$7.65	$4.85	$13.81	$6.82
Diluted	$7.53	$4.79	$13.59	$6.73
Weighted-Average Common Shares Outstanding (in thousands):
Basic	23,952	26,579	24,302	27,002
Diluted	24,341	26,917	24,708	27,351
Supplemental information:

(a) Includes excise taxes of:	$554.7	$524.4	$1,068.7	$994.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$183.3	$128.8	$335.7	$184.1

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	—	—	(0.1)
Unrealized gain (loss)	—	—	—	0.1
Reclassifications:
Realized gain reclassified to interest expense	—	—	—	0.1
Amortization of unrealized (gain) loss to interest expense	0.3	0.2	0.5	0.4
	0.3	0.2	0.5	0.5
Deferred income tax (benefit) expense	0.1	—	0.1	0.1
Other comprehensive income (loss)	0.2	0.2	0.4	0.4
Comprehensive income	$183.5	$129.0	$336.1	$184.5

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$335.7	$184.1
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	110.1	104.3
Deferred and noncurrent income tax charges (credits)	13.1	11.7
Accretion of asset retirement obligations	1.4	1.3
(Gains) losses from sale of assets	(1.9)	(0.1)
Net (increase) decrease in noncash operating working capital	47.8	17.3
Other operating activities - net	10.3	12.2
Net cash provided by (required by) operating activities	516.5	330.8
Investing Activities
Property additions	(144.9)	(136.8)
Payments for acquisition, net of cash acquired	—	(641.1)
Proceeds from sale of assets	8.1	0.8
Other investing activities - net	(0.6)	(1.2)
Net cash provided by (required by) investing activities	(137.4)	(778.3)
Financing Activities
Purchase of treasury stock	(355.4)	(198.3)
Dividends paid	(14.6)	(13.5)
Borrowings of debt	—	892.8
Repayments of debt	(7.6)	(216.9)
Debt issuance costs	—	(8.9)
Amounts related to share-based compensation	(17.5)	(6.3)
Net cash provided by (required by) financing activities	(395.1)	448.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	(16.0)	1.4
Cash, cash equivalents, and restricted cash at beginning of period	256.4	163.6
Cash, cash equivalents, and restricted cash at end of period	$240.4	$165.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1
Net income	—	—	—	—	55.3	—	55.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.8)	—	(6.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(50.0)	—	—	—	(50.0)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(5.8)	—	—	(5.8)
Share-based compensation expense	—	—	—	3.6	—	—	3.6
Balance as of March 31, 2021	46,767,164	0.5	(1,535.3)	525.6	1,791.5	(1.7)	780.6
Net income (loss)	—	—	—	—	128.8	—	128.8
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)					(6.7)		(6.7)
Purchase of treasury stock	—	—	(148.3)	—	—	—	(148.3)
Issuance of treasury stock	—	—	0.5	(0.5)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.5)	—	—	(0.5)
Share-based compensation expense	—	—	—	3.8	—	—	3.8
Balance as of June 30, 2021	46,767,164	$0.5	$(1,683.1)	$528.4	$1,913.6	$(1.5)	$757.9

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2
Net income	—	—	—	—	152.4	—	152.4
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.29 per share)	—	—	—	—	(7.2)	—	(7.2)
Purchase of treasury stock	—	—	(151.8)	—	—	—	(151.8)
Issuance of treasury stock	—	—	8.8	(8.8)	—	—	—
Amounts related to share-based compensation	—	—	—	(12.2)	—	—	(12.2)
Share-based compensation expense	—	—	—	2.9	—	—	2.9
Balance as of March 31, 2022	46,767,164	0.5	(1,982.3)	516.7	2,257.6	(1.0)	791.5
Net income (loss)	—	—	—	—	183.3	—	183.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.31 per share)	—	—	—	—	(7.4)	—	(7.4)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(203.6)	—	—	—	(203.6)
Issuance of treasury stock	—	—	2.5	(2.6)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(5.3)	—	—	(5.3)
Share-based compensation expense	—	—	—	4.1	—	—	4.1
Balance as of June 30, 2022	46,767,164	$0.5	$(2,183.4)	$513.1	$2,433.3	$(0.8)	$762.7

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, markets gasoline and other products at standalone stores under the Murphy Express brand, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At June 30, 2022, the Company had a total of 1,695 Company stores of which 1,151 were Murphy USA, 385 were Murphy Express and 159 were QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. On January 29, 2021, the Company acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the subsidiary QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended June 30, 2022, the QuickChek results cover the period from April 2, 2022 to July 1, 2022 and year-to-date period began January 1, 2022. For the three month period ended June 30, 2021, results cover the period April 3, 2021 to July 2, 2021 and the year-to-date period began on January 29, 2021. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

The following tables disaggregate our revenues by major source for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$5,082.9	$—	$5,082.9	$3,062.5	$—	$3,062.5
Petroleum product sales (at wholesale) [1]	607.4	—	607.4	342.0	—	342.0
Total petroleum product sales	5,690.3	—	5,690.3	3,404.5	—	3,404.5
Merchandise sales	994.6	—	994.6	963.4	—	963.4
Other operating revenues:
RINs	79.4	—	79.4	86.4	—	86.4
Other revenues [2]	2.4	—	2.4	1.6	0.1	1.7
Total revenues	$6,766.7	$—	$6,766.7	$4,455.9	$0.1	$4,456.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$8,811.3	—	$8,811.3	$5,447.3	$—	$5,447.3
Petroleum product sales (at wholesale) [1]	1,027.4	—	1,027.4	593.0	—	593.0
Total petroleum product sales	9,838.7	—	9,838.7	6,040.3	—	6,040.3
Merchandise sales	1,886.6	—	1,886.6	1,796.6	—	1,796.6
Other operating revenues:
RINs	156.0	—	156.0	153.1	—	153.1
Other revenues [2]	3.7	0.1	3.8	3.0	0.1	3.1
Total revenues	$11,885.0	$0.1	$11,885.1	$7,993.0	$0.1	$7,993.1

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at June 30, 2022 and December 31, 2021 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At June 30, 2022 and December 31, 2021, we had $208.6 million and $111.8 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	June 30, 2022	December 31, 2021
Petroleum products - FIFO basis	$590.2	$339.8
Store merchandise for resale - FIFO basis	188.7	173.1
Less LIFO reserve	(473.5)	(228.0)
Total petroleum products and store merchandise inventory	305.4	284.9
Materials and supplies	8.6	7.4
Total inventories	$314.0	$292.3

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At June 30, 2022 and December 31, 2021, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $473.0 million and $227.5 million, respectively and for store merchandise for resale was $0.5 million for both June 30, 2022 and December 31, 2021.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of operations, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $1.0 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	June 30, 2022	December 31, 2021
Goodwill balance, at beginning of period	$328.0	$—
QuickChek acquisition	—	328.0
Goodwill balance, at end of period	$328.0	$328.0

In connection with the acquisition of QuickChek on January 29, 2021, we recorded the following amount of intangible assets.

	January 29, 2021	Remaining Useful Life
(Millions of dollars)	Carrying Value	(in years)
Intangible assets subject to amortization:
Intangible lease liability	$(9.1)	13.6
Intangible assets not subject to amortization:
Trade name	115.4	n/a
Liquor licenses	0.5	n/a
Total intangible assets acquired	$106.8

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization was in addition to the Company's existing intangible asset pipeline space, which is being amortized over a 40 year life.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at June 30, 2022 and December 31, 2021 consisted of the following:

	Remaining Useful Life (in years)	June 30, 2022		December 31, 2021
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	33.2	$39.6	$33.2	$39.6	$33.7
Intangible lease liability	12.0	(9.1)	(8.3)	(9.1)	(8.6)
Total intangible assets subject to amortization		30.5	24.9	30.5	25.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.5	$146.1	$140.7

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	June 30, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.8 at June 30, 2022 and $2.0 at December 2021)	$298.2	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.5 at June 30, 2022 and $4.8 at December 31, 2021)	495.5	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.4 at June 30, 2022 and $5.7 at December 31,2021)	494.6	494.3
Term loan due 2028 (effective interest rate of 2.84% at June 30, 2022 and 2.27% at December 31, 2021 and net of unamortized discount of $0.8 at June 30, 2022 and $0.9 at December 31, 2021)	395.2	397.1
Capitalized lease obligations, autos and equipment, due through 2026	2.2	2.7
Capitalized lease obligations, buildings, due through 2059	134.9	138.9
Less unamortized debt issuance costs	(10.2)	(11.1)
Total long-term debt	1,810.4	1,815.1
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,795.5	$1,800.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $396 million at June 30, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of June 30, 2022, we had no outstanding borrowings under the revolving facility while there were $4.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2022, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $111.2 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7— Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2022 and December 31, 2021 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	June 30, 2022	December 31, 2021
Balance at beginning of period	$39.2	$35.1
Addition for acquisition	—	1.2
Accretion expense	1.4	2.5
Settlements of liabilities	(1.5)	(1.0)
Liabilities incurred	1.0	1.4
Balance at end of period	$40.1	$39.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and six month periods ended June 30, 2022 and 2021, the Company’s approximate effective tax rates were as follows:

	2022	2021
Three months ended June 30,	24.0%	24.2%
Six months ended June 30,	24.0%	24.3%

In the six months ended June 30, 2022, the Company recognized approximately $2.0 million of excess tax benefits related to stock compensation for employees and $0.4 million in other discrete tax benefits. For the six months ended June 30, 2021, the Company recognized approximately $1.1 million in excess tax benefits related to stock compensation, $1.0 million for other discrete tax items related to state deferred tax rate adjustments due to the QuickChek acquisition, and $0.4 million in other discrete tax benefits.

As of June 30, 2022, the earliest years remaining open for federal audit and/or settlement are 2018 and 2017 for state purposes.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in options outstanding for Company employees during the period from December 31, 2021 to June 30, 2022 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at 12/31/2021	366,100	$90.44
Granted	55,150	$181.80
Exercised	(73,900)	$68.22
Forfeited	(9,100)	$119.43
Outstanding at 6/30/2022	338,250	$109.41	4.5	$41.8

Exercisable at 6/30/2022	174,750	$79.92	3.3	$26.7

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over 3 years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2021 to June 30, 2022 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	175,627	$95.93
Granted	41,920	$188.05
Vested and issued	(58,996)	$79.47	$11.2
Forfeited	(5,197)	$113.66
Outstanding at 6/30/2022	153,354	$126.85	$35.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2021 to June 30, 2022 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	127,638	$117.59
Granted	78,711	$219.44
Vested and issued	(94,226)	$87.62	$17.1
Forfeited	(6,360)	$133.98
Outstanding at 6/30/2022	105,763	$160.38	$24.6

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

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2021 to June 30, 2022 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	30,664	$100.23
Granted	7,934	$174.20
Vested and issued	(11,735)	$75.96	$2.1
Outstanding at 6/30/2022	26,863	$132.68	$6.3

For the six months ended June 30, 2022 and 2021, share-based compensation was $7.0 million and $7.4 million, respectively. There were $0.5 million and $0.1 million in income tax benefits realized for the tax deductions from options exercised for the six months ended June 30, 2022 and 2021, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of June 30, 2022, all current commodity derivative activity is immaterial.

At June 30, 2022, there was $1.6 million cash deposit and at December 31, 2021 the cash deposit was $0.6 million related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2022 or December 31, 2021.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statements of Income in interest expense. The current loan balance subject to the hedge is $82.5 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The remaining balance at June 30, 2022 was $1.1 million. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On October 28, 2020, the Board of Directors approved a $500 million share repurchase program effective through December 2023. The 2020 program was completed in January 2022, and a new authorized program for up to $1 billion, approved in December 2021 to be executed by December 31, 2026, is now in effect. For the six months ended June 30, 2022, the Company repurchased 1,716,166 shares of common stock for an average price of $207.10 per share including brokerage fees. For the six months ended June 30, 2021, 1,483,758 shares were repurchased for an average price of $133.65 per share.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2022	2021	2022	2021
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$183.3	$128.8	$335.7	$184.1

Weighted average common shares outstanding (in thousands)	23,952	26,579	24,302	27,002

Earnings per common share	$7.65	$4.85	$13.81	$6.82

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$183.3	$128.8	$335.7	$184.1

Weighted average common shares outstanding (in thousands)	23,952	26,579	24,302	27,002
Common equivalent shares:
Dilutive share-based awards	389	338	406	349
Weighted average common shares outstanding - assuming dilution (in thousands)	24,341	26,917	24,708	27,351

Earnings per common share assuming dilution	$7.53	$4.79	$13.59	$6.73

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2022	2021	2022	2021
Stock Options	3,250	84,600	55,150	84,600
PSUs	17,043	21,628	17,043	21,628
Total anti-dilutive shares	20,293	106,228	72,193	106,228

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, was $87.4 million and $44.6 million for the six month periods ended June 30, 2022 and 2021, respectively. Interest paid, net of amounts capitalized, was $39.5 million and $31.4 million for the six month periods ended June 30, 2022 and 2021, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CHANGES IN WORKING CAPITAL:

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Accounts receivable	$(99.9)	$(83.4)
Inventories	(21.8)	(8.3)
Prepaid expenses and other current assets	(7.4)	(8.1)
Accounts payable and accrued liabilities	175.9	114.1
Income taxes payable	1.0	3.0
Net (increase) decrease in noncash operating working capital	$47.8	$17.3

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs, but the balances for each were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended June 30, 2022, for more information.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2022 and December 31, 2021. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities and these qualify as Level 1 inputs. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At June 30, 2022		At December 31, 2021
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.3)	$(1,661.8)	$(1,673.5)	$(1,709.5)

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
(unaudited)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2022, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2022. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2022, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $42.8 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2022, the Company had contingent liabilities of $9.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 1 year to 35 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right-of-use assets and liabilities.

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

Lessee —We lease land for 425 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 stores leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	June 30, 2022	December 31, 2021
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$443.7	$419.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $24.2 at June 30, 2022 and $16.7 at December 31, 2021	130.4	137.3
Total leased assets		$574.1	$556.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$19.0	$18.1
Finance	Current maturities of long-term debt	11.0	11.0
Noncurrent
Operating	Non current operating lease liabilities	435.2	408.9
Finance	Long-term debt, including capitalized lease obligations	126.1	130.6
Total lease liabilities		$591.3	$568.6

Lease Cost:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	Classification	2022	2021	2022	2021
Operating lease cost	Store and other operating expenses	$12.5	$10.9	$24.5	$19.8
Finance lease cost
Amortization of leased assets	Depreciation & amortization	3.9	3.8	7.9	6.4
Interest on lease liabilities	Interest expense	2.3	2.2	4.6	3.6
Net lease costs		$18.7	$16.9	$37.0	$29.8

Cash flow information:

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$22.3	$26.1
Operating cash flows from finance leases	$4.6	$3.6
Financing cash flows from finance leases	$5.6	$4.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at June 30, 2022:

(Millions of dollars)	Operating leases	Finance leases
2022	$23.1	$9.9
2023	47.3	18.8
2024	47.0	17.2
2025	46.0	16.1
2026	45.3	15.5
After 2026	553.1	137.2
Total lease payments	761.8	214.7
less: interest	307.6	77.6
Present value of lease liabilities	$454.2	$137.1

Lease Term and Discount Rate:

Six Months Ended June 30,
2022
Weighted average remaining lease term (years)
Finance leases	13.4
Operating leases	16.1
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.4%

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

		Three Months Ended
		June 30, 2022		June 30, 2021
(Millions of dollars)	Total Assets at June 30, 2022	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$3,745.8	$6,766.7	$199.1	$4,455.9	$145.6
Corporate and other assets	472.0	—	(15.8)	0.1	(16.8)
Total	$4,217.8	$6,766.7	$183.3	$4,456.0	$128.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended
	June 30, 2022		June 30, 2021
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$11,885.0	$368.2	$7,993.0	$226.0
Corporate and other assets	0.1	(32.5)	0.1	(41.9)
Total	$11,885.1	$335.7	$7,993.1	$184.1

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2022 and 2021.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2022 and 2021. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also market gasoline and other products at standalone stores under the Murphy Express brand and have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek. At June 30, 2022, we had a total of 1,695 Company stores in 27 states, of which 1,151 were Murphy USA, 385 were Murphy Express and 159 were QuickChek. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals.
Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q2 2022, the QuickChek results cover the period from April 2, 2022 to July 1, 2022 and the year-to-date period is from January 1, 2022 to July 1, 2022. For the prior year period, the QuickChek results cover the period from April 3, 2021 to July 2, 2021 and the year-to-date period began on January 29, 2021 (the date of acquisition) to July 2, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins we realize on those sales to remain strong in a normalized environment, these sales and gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events, such as Russia's invasion of Ukraine, that upsets global supply and demand and price of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics such as COVID-19, travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, and competition in the local markets in which we operate. As concerns around the COVID-19 pandemic continued to lessen due to vaccines being more readily available and generally lower infection rates in 2022, gasoline demand has continued to increase into the second quarter. Should the recoveries experienced to-date stall or reverse as a result of a resurgence in COVID-19 infection rates, our volumes could decline. Additionally, the U.S. economy began experiencing inflationary pressures that have increased into Q2 2022, thus lowering consumer purchasing power. If this trend continues or increases, it could impact demand and seasonal travel patterns which could reduce future sales volumes.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased thus increasing the price of retail fuel sales.  In addition, rising prices tend to cause our customers to reduce discretionary fuel consumption, which may reduce our fuel sales volumes.  Crude oil prices continued the volatile trend in 2022 causing prices to range from $76 per barrel to $124 per barrel, with an average price in Q2 2022 of approximately $109 per barrel, compared to an average price of $66 per barrel in Q2 2021. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q2 2022 was 34.9 cents per gallon ("cpg"), compared to 28.2 cpg in Q2 2021. Retail fuel margin dollars increased 31.1% in the current quarter and retail fuel volumes improved 7.8% when compared to Q2 of 2021.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.44 in Q2 2022 compared to $1.60 in Q2 2021. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of June 30, 2022, we have $1.3 billion of Senior Notes and a $396 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At June 30, 2022, we have additional available capacity under the committed $350 million cash flow revolving credit facility, which currently remains undrawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  In 2020 and 2021, we saw disruptions to typical seasonal patterns due to the COVID-19 pandemic. In 2022, a more normal seasonal pattern has emerged and fuel volumes have approached and sometimes exceeded pre-pandemic levels. As a result, operating results for the three and six months ended June 30, 2022 may not be necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2022.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2021 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2022.

Results of Operations

Consolidated Results

For the three months ended June 30, 2022, the Company reported net income of $183.3 million, or $7.53 per diluted share, on revenue of $6.8 billion. Net income was $128.8 million for the same period in 2021, or $4.79 per diluted share, on $4.5 billion of revenue.  The increase in net income was primarily due to higher all-in fuel and merchandise contributions and was partially offset by increases in store operating expenses, payment fees, general and administrative expenses and income tax expense.

For the six-month period ended June 30, 2022, the Company reported net income of $335.7 million, or $13.59 per diluted share, on revenue of $11.9 billion. Net income was $184.1 million for the same period in 2021, or $6.73 per diluted share, on $8.0 billion in revenue.  The increase in net income is primarily due to higher all-in fuel and merchandise contributions and lower acquisition related costs, partially offset by increases in payment fees, store operating expenses, general and administrative expenses, and income tax expense.

The consolidated financial results for the year-to-date period include QuickChek from January 1, 2022 to July 1, 2022, and for the prior year year-to-date period covered the period from January 29, 2021 (the date of acquisition) to July 2, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Revenues for Q2 2022 increased $2.3 billion, or 51.9%, compared to the same quarter in 2021.  The increase in revenues was due to higher retail fuel sales prices and fuel sales volumes, increased merchandise sales prices and improved results from PS&W, partially offset by lower RINs revenues.

Total cost of sales in Q2 2022 increased $2.2 billion, or 55.4% when compared to Q2 2021.  In the current-year quarter, the higher costs were primarily due to higher wholesale fuel prices and fuel volumes sold combined with higher merchandise costs.

Store and other operating expenses increased $43.3 million, or 20.7%, in Q2 2022 from Q2 2021, due primarily to increased payment fees which represented one-half of the increase, higher employee related costs which included a non-recurring special bonus of approximately $3.0 million to our employee base, and increased store maintenance costs.

SG&A expenses for Q2 2022 increased $3.7 million, or 7.6%, from Q2 2021. The increase in SG&A costs is primarily due to higher professional fees, contract services and employee incentive expense.

The effective income tax rate was approximately 24.0% for Q2 2022 versus 24.2% for the same period of 2021.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Year-to-date revenues for 2022 increased $3.9 billion, or 48.7%, compared to the same period in 2021.  The increase in revenues was due to higher retail fuel sales prices, higher retail fuel sales volumes, increased merchandise sales, improved PS&W revenues including RINs, and the inclusion of QuickChek sales results for six months in 2022 compared to five months in 2021.

Total cost of sales increased $3.6 billion, or 50.6% when compared to 2021.  In the current-year period, the higher costs were primarily due to higher wholesale fuel prices combined with higher sales volumes, higher merchandise costs and the inclusion of one additional month of QuickChek results.

Store and other operating expenses increased $88.9 million, or 23.0%, in the first six months of 2022, primarily due to increased payment fees (42% of the increase), higher employee related costs, increased store maintenance expenses and the inclusion of an additional month for QuickChek compared to the prior-year period.

SG&A expenses for the first six months of 2022 increased $5.6 million, or 6.0%, compared to the first six months of 2021. The increase in SG&A costs is primarily due to an increase in professional fees, contract services, and to the inclusion of QuickChek for an additional month in 2022.

Depreciation and amortization expense increased $5.8 million, or 5.6% year-to-date from the same period of 2021 primarily due to one additional month of QuickChek depreciation compared to the prior year period, combined with the newer larger store formats of Murphy USA stores.

Acquisition and integration related costs were lower by $8.0 million and interest expense was lower by $1.9 million compared to the same six-month period in 2021. The period-over-period reduction is primarily related to the costs of the acquisition of QuickChek in January 2021.

The effective income tax rate was approximately 24.0% for the six months ended June 30, 2022 versus 24.3% for the same period of 2021.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Marketing	$199.1	$145.6	$368.2	$226.0
Corporate and other assets	(15.8)	(16.8)	(32.5)	(41.9)
Net Income	$183.3	$128.8	$335.7	$184.1

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Net income for the three months ended June 30, 2022 increased compared to the same period in 2021 primarily due to:

•Higher all-in fuel contribution and sales volumes
•Higher merchandise contribution

The items below partially offset the increase in net income in the current period:

•Higher payment fees
•Higher store operating expenses
•Higher general and administrative expense
•Higher income tax expense

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Net income for the six months ended June 30, 2022 increased compared to the same six-month period in 2021 primarily due to:
•Higher retail fuel contribution and sales volumes
•Higher fuel contribution from PS&W, including RINs
•Higher merchandise contribution

The items below partially offset the increase in net income in the six-month period:
•Higher store operating expense
•Higher payment fees
•Higher depreciation and amortization expense
•Higher SG&A expenses
•Higher income tax expense

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2022	2021	2022	2021

Operating Revenues
Petroleum product sales	$5,690.3	$3,404.5	$9,838.7	$6,040.3
Merchandise sales	994.6	963.4	1,886.6	1,796.6
Other operating revenues	81.8	88.0	159.7	156.1
Total operating revenues	6,766.7	4,455.9	11,885.0	7,993.0
Operating expenses
Petroleum products cost of goods sold	5,347.8	3,175.2	9,204.0	5,651.3
Merchandise cost of goods sold	797.9	778.9	1,514.2	1,463.7
Store and other operating expenses	252.2	208.9	474.9	386.0
Depreciation and amortization	50.8	49.5	102.5	96.4
Selling, general and administrative	52.2	48.5	98.4	92.8
Accretion of asset retirement obligations	0.7	0.7	1.4	1.3
Total operating expenses	6,501.6	4,261.7	11,395.4	7,691.5

Gain (loss) on sale of assets	(0.7)	(0.1)	(0.7)	—
Income (loss) from operations	264.4	194.1	488.9	301.5

Other income (expense)
Interest expense	(2.3)	(1.9)	(4.5)	(3.4)
Total other income (expense)	(2.3)	(1.9)	(4.5)	(3.4)

Income (loss) before income taxes	262.1	192.2	484.4	298.1
Income tax expense (benefit)	63.0	46.6	116.2	72.1
Income (loss) from operations	$199.1	$145.6	$368.2	$226.0

Total tobacco sales revenue same store sales[1,2]	$125.0	$123.7	$119.5	$119.2
Total non-tobacco sales revenue same store sales[1,2]	73.6	51.4	66.7	49.0
Total merchandise sales revenue same store sales[1,2]	$198.6	$175.1	$186.2	$168.2
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,695	1,662	1,695	1,662
Total store months during the period	5,021	4,939	10,052	9,774

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
QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q2 2022, the QuickChek results cover the period from April 2, 2022 to July 1, 2022 and the year-to-date period is from January 1, 2022 to July 1, 2022. For the prior year period, the QuickChek results cover the period from April 3, 2021 to July 2, 2021 and the year-to-date period began on January 29, 2021 (the date of acquisition) to July 2, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Fuel

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2022	2021	2022	2021
Total retail fuel contribution ($ Millions)	$320.8	$244.7	$574.3	$401.5
Total PS&W contribution ($ Millions)	22.8	(14.4)	62.3	(10.7)
RINs and other (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	79.3	86.3	156.0	153.1
Total fuel contribution ($ Millions)	$422.9	$316.6	$792.6	$543.9
Retail fuel volume - chain (Million gal)	1,211.3	1,123.4	2,299.6	2,132.5
Retail fuel volume - per store (K gal APSM)[1]	250.7	237.0	237.8	225.9
Retail fuel volume - per store (K gal SSS)[2]	247.9	233.2	235.3	222.9
Total fuel contribution (including retail, PS&W and RINs) (cpg)	34.9	28.2	34.5	25.5
Retail fuel margin (cpg)	26.5	21.8	25.0	18.8
PS&W including RINs contribution (cpg)	8.4	6.4	9.5	6.7
1APSM metric includes all stores open through the date of calculation
[2]2021 amounts not revised for 2022 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Petroleum product sales	$5,690.3	$3,404.5	$9,838.7	$6,040.3
Less Petroleum product cost of goods sold	(5,347.8)	(3,175.2)	(9,204.0)	(5,651.3)
Plus RINs and other (included in Other Operating Revenues line)	80.4	87.3	157.9	154.9
Total fuel contribution	$422.9	$316.6	$792.6	$543.9

Merchandise

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2022	2021	2022	2021
Total merchandise contribution ($ Millions)	$196.7	$184.5	$372.4	$332.9
Total merchandise sales ($ Millions)	$994.6	$963.4	$1,886.6	$1,796.6
Total merchandise sales ($K SSS)[1,2]	$198.6	$175.1	$186.2	$168.2
Merchandise unit margin (%)	19.8%	19.2%	19.7%	18.5%
Tobacco contribution ($K SSS)[1,2]	$17.8	$17.2	$17.3	$16.4
Non-tobacco contribution ($K SSS)[1,2]	$21.6	$11.0	$18.9	$10.4
Total merchandise contribution ($K SSS)[1,2]	$39.4	$28.2	$36.2	$26.8
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Net income in the Marketing segment for Q2 2022 increased $53.5 million, to $199.1 million compared to the Q2 2021 period, due to higher retail fuel contribution and sales volume, higher merchandise contributions, and improved PS&W revenues. This was partially offset by increases in payment fees and other store operating expenses, depreciation and amortization, selling, general and administrative expenses and income tax expense.

Total revenues for the Marketing segment were approximately $6.8 billion in Q2 2022 compared to $4.5 billion in Q2 2021. The increased revenues were due to a 54.2% increase in retail fuel sales prices, a 7.8% increase in the number of gallons sold, and a 3.2% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $554.7 million in Q2 2022 and $524.4 million in Q2 2021.

Retail fuel margin dollars increased 31.1% compared to the prior year quarter on a higher margin rate of 26.5 cpg for Q2 2022 when compared to 21.8 cpg in the same quarter of 2021, combined with a 7.8% increase in retail fuel volumes. Total fuel sales volumes on a SSS basis increased 4.8% to 247.9 thousand gallons per store in the 2022 period when compared to Q2 2021.

Total PS&W margin dollars, including RINs, increased by $30.2 million from Q2 2021 results. The quarter-over-quarter increase is primarily due to typical timing and price-related impacts of the product supply chain. The 2022 quarter includes the sale of 55 million RINs at an average selling price of $1.44 per RIN while Q2 2021 had sales of 54 million RINs at an average price of $1.60 per RIN for a total decrease in RINs revenue of $7.0 million.

Total merchandise sales increased 3.2% to $994.6 million in Q2 2022 compared to $963.4 million in Q2 2021 due to higher sales across the chain in most categories. Quarterly total merchandise contribution in Q2 2022 improved 6.6% compared to Q2 2021 due to higher unit sales volumes and retail prices.  Food and beverage contribution, a subset of non-tobacco contribution increased 5.0% in Q2 2022, as sales increased 10.5% when compared to Q2 2021. Total SSS merchandise contribution dollars grew 4.1%, which included an increase of 3.1% in tobacco products and a 4.9% increase in non-tobacco products.

Store and other operating expenses increased $43.3 million in the Q2 2022 compared to Q2 2021, primarily due to higher payment fees, employee related expenses, rent and store maintenance costs. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 11.4%, primarily due to increased employee related expenses and maintenance costs. Employee costs in the current quarter include approximately $3.0 million for a non-recurring special bonus to our employee base.

Selling, general, and administrative expenses increased $3.7 million in Q2 2022 compared to Q2 2021 due primarily to higher professional fees, contracted services, and employee incentive expenses.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Net income in the Marketing segment for the six months ended June 30, 2022 increased $142.2 million compared to the six months ended June 30, 2021 period, due to improved all-in fuel and merchandise contributions, the inclusion of QuickChek results for six months in 2022 and five months in 2021, and lower interest expense. These were partially offset by higher payment fees, increased store operating expenses, higher general and administrative costs, and increased depreciation and amortization expense.

Total revenues for the Marketing segment were approximately $11.9 billion for the six-month period ended June 30, 2022 compared to $8.0 billion for the same period ended June 30, 2021. The increased revenues were due to a 50.0% increase in retail fuel sales prices combined with a 7.8% higher number of gallons sold, improved PS&W revenues, including RINs, and a 5.0% increase in merchandise sales due to increased sales volumes and retail prices.  Revenues included excise taxes collected and remitted to government authorities of $1.1 billion in the six months ended June 30, 2022 and $1.0 billion in the six months ended June 30, 2021.

Retail fuel margin dollars increased 43.0% in the six-month period ended June 30, 2022 compared to the prior year six months on a higher margin rate of 25.0 cpg when compared to 18.8 cpg in the same period of 2021. Total fuel sales volumes on a SSS basis increased 4.4% to 235.3 thousand gallons per store in 2022 compare to 2021.

Total PS&W margin dollars, including RINs, were a gain of $218.3 million in the 2022 six month period compared to income of $142.4 million in the first six months of 2021. The six months ended June 30, 2022 includes the sales of 123.5 million RINs at an average selling price of $1.26 per RIN while the prior-year period had sales of 116.8 million RINs at an average price of $1.31 per RIN for a total increase in RIN revenue of $2.9 million.

Total merchandise sales increased 5.0% to $1.9 billion in the six months ended June 30, 2022 compared to $1.8 billion in the first six months of 2021 due to higher sales volumes and prices across the chain in most categories and the inclusion of QuickChek results for an additional month in 2022. Year-to-date total merchandise contribution in 2022 increased 11.9% compared to the same period of 2021.  Food and beverage contribution increased 22.0% in 2022 compared to 2021 and sales revenues increased 28.5% over the same period mainly due to the inclusion of QuickChek results for an additional month in 2022. Total SSS merchandise contribution dollars grew 4.8%. On a SSS basis there was an increase of 0.9% in tobacco products sales and 0.7% in non-tobacco sales.

Store and other operating expenses increased $88.9 million in the current year compared to the same period of 2021, primarily due to an additional month of QuickChek results in 2022, along with higher payment fees, employee related expenses, and maintenance expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 14.0%, primarily due to employee related expenses and maintenance costs.

Depreciation and amortization expense increased $6.1 million, or 6.3%, in the first six months of 2022 due to the inclusion of QuickChek for an additional month in 2022, combined with new larger store formats for Murphy USA stores.

Selling, general and administrative expenses increased $5.6 million in 2022 compared to 2021 due primarily to the increased professional fees, contract services, and the inclusion of QuickChek for an additional month in 2022.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	4.8%	5.8%	4.4%	5.3%

Merchandise sales	1.5%	1.5%	0.9%	2.1%
Tobacco sales	1.5%	0.9%	0.9%	0.2%
Non-tobacco sales	1.4%	2.8%	0.7%	5.7%

Merchandise margin	4.1%	4.8%	4.8%	8.8%
Tobacco margin	3.1%	2.8%	5.3%	5.1%
Non-tobacco margin	4.9%	7.1%	4.3%	12.2%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

After-tax results for Corporate and other assets for Q2 2022 were a loss of $15.8 million compared to a loss of $16.8 million in Q2 2021. The current period improvement was due primarily to gain on sale of corporate assets, partially offset by increased integration related costs and other nonoperating expenses.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

After-tax results for Corporate and other assets for the six months ended June 30, 2022 were a loss of $32.5 million compared to a loss of $41.9 million in the same period of 2021. The year-over-year improvement was due primarily to lower acquisition and integration related costs, gain on sale of corporate assets, and interest expense, partially offset by increased nonoperating expenses in 2022 compared to 2021.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Net income	$183.3	$128.8	$335.7	$184.1

Income tax expense (benefit)	58.0	41.2	106.0	59.2
Interest expense, net of interest income	19.8	20.4	39.4	41.7
Depreciation and amortization	54.7	53.3	110.1	104.3
EBITDA	315.8	243.7	591.2	389.3

Accretion of asset retirement obligations	0.7	0.7	1.4	1.3
(Gain) loss on sale of assets	(1.9)	0.1	(1.9)	(0.1)
Acquisition and integration related costs	0.8	0.2	1.0	9.0
Other nonoperating (income) expense	1.2	(0.2)	1.9	(0.2)
Adjusted EBITDA	$316.6	$244.5	$593.6	$399.3

Capital Resources and Liquidity

Significant Sources of Capital

As of June 30, 2022, we had $240.4 million of cash and cash equivalents. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at June 30, 2022 which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $516.5 million for the six months ended June 30, 2022, an increase of $185.7 million compared to $330.8 million for the same period in 2021. The increase for the current year is primarily related to the increase in year-over-year net income of $151.6 million and changes in noncash working capital of $30.5 million compared to the same period in 2021. The year-over-year increased non-cash operating working capital changes consisted of benefits related primarily to an increase in accounts payable and accrued liabilities of $65.5 million which was primarily related to higher wholesale fuel prices and related freight costs and timing of payments. These benefits were partially offset by increased accounts receivables of $16.5 million due to the timing of receipts and increased prices for retail and bulk sales, an increase in inventory of $13.5 million due to price increases, a decrease in other current liabilities of $3.7 million, and decreases in income taxes payable of $2.0 million due to timing of tax payments.

Investing Activities

For the six months ended June 30, 2022, cash required by investing activities was $137.4 million compared to $778.3 million in 2021. The decrease in investing cash requirements in the current period was primarily due to the cash payments of $641.1 million for the acquisition of QuickChek in 2021 and capital expenditures required $8.1 million more in 2022 versus 2021. Partially offsetting cash requirements were increased benefits from the sale of assets of $7.3 million in 2022 over 2021.

Financing Activities

Financing activities in the six months ended June 30, 2022 required cash of $395.1 million compared to cash provided of $448.9 million in the six months ended June 30, 2021. The first six months of 2022 included payments of $355.4 million for the repurchase of common shares, which was an increase of $157.1 million from the repurchases of $198.3 million in the 2021 period and dividend payments of $14.6 million in 2022 versus payments of $13.5 million in the first six months of 2021. Borrowings of debt related to the QuickChek acquisition in 2021 provided $892.8 million compared to no borrowings in the same period of 2022. Repayments of debt required $7.6 million in 2022 compared to net repayments of $216.9 million in 2021 that were related to the QuickChek acquisition. Debt issuance costs related to the QuickChek transaction required cash of $8.9 million in 2021 and there were no such costs in 2022. Amounts related to share-based compensation required $11.2 million more in cash during 2022 than in 2021.

Dividends

As of June 30, 2022 the Company has paid dividends of $0.60 per common share for total cash dividend payments of $14.6 million in 2022 compared to the period ended June 30, 2021, in which dividends of $0.50 per share were paid for a total of cash dividend payments of $13.5 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

Share Repurchase Program

During the six months ended June 30, 2022 a total of 1,716,166 shares were repurchased for $355.4 million. The $500 million share repurchase program approved by the Board of Directors in November 2020 was completed in Q1 2022 and the shares are now being repurchased under the program authorized in December 2021 of up to $1 billion. At June 30, 2022, the 2021 program had approximately $664.6 million remaining to be executed by December 31, 2026. Share repurchases made during the six months ended June 30, 2021 were 1,483,758 shares for $198.3 million.

Debt

Our long-term debt at June 30, 2022 and December 31, 2021 was as set forth below:

(Millions of dollars)	June 30, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.8 at June 30, 2022 and $2.0 at December 2021)	$298.2	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.5 at June 30, 2022 and $4.8 at December 31, 2021)	495.5	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.4 at June 30, 2022 and $5.7 at December 31, 2021)	494.6	494.3
Term loan due 2028 (effective interest rate of 2.84% at June 30, 2022 and December 31, 2021 and net of unamortized discount of $0.8 at June 30, 2022 and $0.9 at December 31, 2021)	395.2	397.1
Capitalized lease obligations, autos and equipment, due through 2026	2.2	2.7
Capitalized lease obligations, buildings, due through 2059	134.9	138.9
Less unamortized debt issuance costs	(10.2)	(11.1)
Total notes payable, net	1,810.4	1,815.1
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,795.5	$1,800.1

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

On September 13, 2019, Murphy Oil USA, Inc., issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $396 million at June 30, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of June 30, 2022, we had no outstanding borrowings under the revolving facility while there were $4.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2022, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $111.2 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and six months ended June 30, 2022, and accounted for the vast majority of our total assets as of June 30, 2022. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.
The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Marketing:
Company stores	$69.2	$63.4	$121.2	$111.7
Terminals	—	0.4	—	0.8
Sustaining capital	6.5	4.7	11.8	8.1
Corporate and other assets	2.7	20.2	14.5	24.0
Total	$78.4	$88.7	$147.5	$144.6

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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2022 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $396 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $90.5 million of our outstanding term loan amount at June 30, 2022. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at June 30, 2022.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2021 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of June 30, 2022.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2022, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended June 30, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2022 to April 30, 2022	84,430	$215.87	84,430	$850,000,181
May 1, 2022 to May 31, 2022	296,280	239.85	296,280	778,938,461
June 1, 2022 to June 30, 2022	498,503	229.37	498,503	664,596,399
Three Months Ended June 30, 2022	879,213	$231.60	879,213	$664,596,399

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on December 1, 2021 include authorization for the Company to acquire up to $1 billion of its common shares by December 31, 2026.

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
July 28, 2022

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