Form 10-Q
period 2022-09-30
Murphy USA Inc.
filed 2022-10-27
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2022 was 22,594,002.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$192.7	$256.4
Accounts receivable—trade, less allowance for doubtful accounts of $0.1 at 2022 and 2021	257.7	195.7
Inventories, at lower of cost or market	280.4	292.3
Prepaid expenses and other current assets	32.4	23.4
Total current assets	763.2	767.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,506.7 and $1,373.4 at 2022 and 2021, respectively	2,437.2	2,378.4
Operating lease right of use assets, net	453.1	419.2
Intangible assets, net of amortization	140.4	140.7
Goodwill	328.0	328.0
Other assets	13.2	14.1
Total assets	$4,135.1	$4,048.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.2	$15.0
Trade accounts payable and accrued liabilities	725.0	660.3
Income taxes payable	15.3	—
Total current liabilities	755.5	675.3

Long-term debt, including capitalized lease obligations	1,794.0	1,800.1
Deferred income taxes	311.1	295.9
Asset retirement obligations	41.1	39.2
Non current operating lease liabilities	446.3	408.9
Deferred credits and other liabilities	21.1	21.6
Total liabilities	3,369.1	3,241.0
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares,
46,767,164 shares issued at 2022 and 2021, respectively)	0.5	0.5
Treasury stock (24,173,162 and 21,831,904 shares held at
2022 and 2021, respectively)	(2,394.0)	(1,839.3)
Additional paid in capital (APIC)	514.9	534.8
Retained earnings	2,645.3	2,112.4
Accumulated other comprehensive income (loss) (AOCI)	(0.7)	(1.2)
Total stockholders' equity	766.0	807.2
Total liabilities and stockholders' equity	$4,135.1	$4,048.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2022	2021	2022	2021
Operating Revenues
Petroleum product sales (a)	$5,078.6	$3,573.9	$14,917.3	$9,614.2
Merchandise sales	1,027.2	953.4	2,913.8	2,750.0
Other operating revenues	88.9	73.1	248.7	229.3
Total operating revenues	6,194.7	4,600.4	18,079.8	12,593.5

Operating Expenses
Petroleum product cost of goods sold (a)	4,699.3	3,353.5	13,903.3	9,004.8
Merchandise cost of goods sold	821.5	766.1	2,335.7	2,229.8
Store and other operating expenses	254.5	221.1	729.4	607.1
Depreciation and amortization	54.4	53.2	164.5	157.5
Selling, general and administrative	52.4	47.2	150.8	140.0
Accretion of asset retirement obligations	0.6	0.6	2.0	1.9
Acquisition and integration related costs	0.4	0.7	1.4	9.7
Total operating expenses	5,883.1	4,442.4	17,287.1	12,150.8

Gain (loss) on sale of assets	0.3	0.3	2.2	0.4
Income (loss) from operations	311.9	158.3	794.9	443.1

Other income (expense)
Interest income	1.4	0.1	1.8	0.1
Interest expense	(21.8)	(20.5)	(61.6)	(62.2)
Other nonoperating income (expense)	(0.8)	(0.2)	(2.7)	—
Total other income (expense)	(21.2)	(20.6)	(62.5)	(62.1)
Income before income taxes	290.7	137.7	732.4	381.0
Income tax expense (benefit)	71.2	33.7	177.2	92.9
Net Income	$219.5	$104.0	$555.2	$288.1

Basic and Diluted Earnings Per Common Share
Basic	$9.46	$4.03	$23.17	$10.86
Diluted	$9.28	$3.98	$22.76	$10.72
Weighted-Average Common Shares Outstanding (in thousands):
Basic	23,206	25,779	23,963	26,525
Diluted	23,650	26,153	24,398	26,883
Supplemental information:

(a) Includes excise taxes of:	$569.7	$520.9	$1,638.4	$1,514.9

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$219.5	$104.0	$555.2	$288.1

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	—	—	(0.1)
Unrealized gain (loss)	—	—	—	0.1
Reclassifications:
Realized gain reclassified to interest expense	—	—	—	0.1
Amortization of unrealized (gain) loss to interest expense	0.2	0.3	0.7	0.7
	0.2	0.3	0.7	0.8
Deferred income tax (benefit) expense	0.1	0.1	0.2	0.2
Other comprehensive income (loss)	0.1	0.2	0.5	0.6
Comprehensive income	$219.6	$104.2	$555.7	$288.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$555.2	$288.1
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	164.5	157.5
Deferred and noncurrent income tax charges (credits)	15.0	7.2
Accretion of asset retirement obligations	2.0	1.9
(Gains) losses from sale of assets	(2.2)	(0.4)
Net (increase) decrease in noncash operating working capital	18.8	112.2
Other operating activities - net	18.2	20.5
Net cash provided by (required by) operating activities	771.5	587.0
Investing Activities
Property additions	(223.1)	(211.6)
Payments for acquisition, net of cash acquired	—	(641.1)
Proceeds from sale of assets	8.5	1.0
Other investing activities - net	(0.6)	(2.0)
Net cash provided by (required by) investing activities	(215.2)	(853.7)
Financing Activities
Purchase of treasury stock	(566.9)	(231.5)
Dividends paid	(22.1)	(19.9)
Borrowings of debt	—	892.8
Repayments of debt	(11.4)	(220.5)
Debt issuance costs	—	(9.9)
Amounts related to share-based compensation	(19.6)	(6.6)
Net cash provided by (required by) financing activities	(620.0)	404.4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63.7)	137.7
Cash, cash equivalents, and restricted cash at beginning of period	256.4	163.6
Cash, cash equivalents, and restricted cash at end of period	$192.7	$301.3

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1
Net income	—	—	—	—	55.3	—	55.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.8)	—	(6.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(50.0)	—	—	—	(50.0)
Issuance of treasury stock	—	—	5.6	(5.6)	—	—	—
Amounts related to share-based compensation	—	—	—	(5.8)	—	—	(5.8)
Share-based compensation expense	—	—	—	3.6	—	—	3.6
Balance as of March 31, 2021	46,767,164	0.5	(1,535.3)	525.6	1,791.5	(1.7)	780.6
Net income	—	—	—	—	128.8	—	128.8
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)					(6.7)		(6.7)
Purchase of treasury stock	—	—	(148.3)	—	—	—	(148.3)
Issuance of treasury stock	—	—	0.5	(0.5)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.5)	—	—	(0.5)
Share-based compensation expense	—	—	—	3.8	—	—	3.8
Balance as of June 30, 2021	46,767,164	0.5	(1,683.1)	528.4	1,913.6	(1.5)	757.9
Net income	—	—	—	—	104.0	—	104.0
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.25 per share)	—	—	—	—	(6.4)	—	(6.4)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(33.2)	—	—	—	(33.2)
Issuance of treasury stock	—	—	0.4	(0.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.3)	—	—	(0.3)
Share-based compensation expense	—	—	—	2.6	—	—	2.6
Balance as of September 30, 2021	46,767,164	$0.5	$(1,715.9)	$530.5	$2,011.0	$(1.3)	$824.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2
Net income	—	—	—	—	152.4	—	152.4
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.29 per share)	—	—	—	—	(7.2)	—	(7.2)
Purchase of treasury stock	—	—	(151.8)	—	—	—	(151.8)
Issuance of treasury stock	—	—	8.8	(8.8)	—	—	—
Amounts related to share-based compensation	—	—	—	(12.2)	—	—	(12.2)
Share-based compensation expense	—	—	—	2.9	—	—	2.9
Balance as of March 31, 2022	46,767,164	0.5	(1,982.3)	516.7	2,257.6	(1.0)	791.5
Net income	—	—	—	—	183.3	—	183.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.31 per share)	—	—	—	—	(7.4)	—	(7.4)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(203.6)	—	—	—	(203.6)
Issuance of treasury stock	—	—	2.5	(2.6)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(5.3)	—	—	(5.3)
Share-based compensation expense	—	—	—	4.1	—	—	4.1
Balance as of June 30, 2022	46,767,164	0.5	(2,183.4)	513.1	2,433.3	(0.8)	762.7
Net income	—	—	—	—	219.5	—	219.5
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.32 per share)	—	—	—	—	(7.5)	—	(7.5)
Purchase of treasury stock	—	—	(211.5)	—	—	—	(211.5)
Issuance of treasury stock	—	—	0.9	(0.8)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(2.1)	—	—	(2.1)
Share-based compensation expense	—	—	—	4.7	—	—	4.7
Balance as of September 30, 2022	46,767,164	$0.5	$(2,394.0)	$514.9	$2,645.3	$(0.7)	$766.0

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA” or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, markets gasoline and other products at standalone stores under the Murphy Express brand, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At September 30, 2022, the Company had a total of 1,700 Company stores of which 1,151 were Murphy USA, 392 were Murphy Express and 157 were QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. On January 29, 2021, the Company acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the subsidiary QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended September 30, 2022, the QuickChek results cover the period from July 2, 2022 to September 30, 2022 and year-to-date period began January 1, 2022. For the three month period ended September 30, 2021, the QuickChek results cover the period July 3, 2021 to October 1, 2021 and the year-to-date period covers January 29, 2021 (the date of acquisition) to October 1, 2021. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

The following tables disaggregate our revenues by major source for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$4,550.4	$—	$4,550.4	$3,168.3	$—	$3,168.3
Petroleum product sales (at wholesale) [1]	528.2	—	528.2	405.6	—	405.6
Total petroleum product sales	5,078.6	—	5,078.6	3,573.9	—	3,573.9
Merchandise sales	1,027.2	—	1,027.2	953.4	—	953.4
Other operating revenues:
RINs	87.6	—	87.6	71.5	—	71.5
Other revenues [2]	1.0	0.3	1.3	1.5	0.1	1.6
Total revenues	$6,194.4	$0.3	$6,194.7	$4,600.3	$0.1	$4,600.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$13,361.7	—	$13,361.7	$8,615.6	$—	$8,615.6
Petroleum product sales (at wholesale) [1]	1,555.6	—	1,555.6	998.6	—	998.6
Total petroleum product sales	14,917.3	—	14,917.3	9,614.2	—	9,614.2
Merchandise sales	2,913.8	—	2,913.8	2,750.0	—	2,750.0
Other operating revenues:
RINs	243.6	—	243.6	224.6	—	224.6
Other revenues [2]	4.7	0.4	5.1	4.5	0.2	4.7
Total revenues	$18,079.4	$0.4	$18,079.8	$12,593.3	$0.2	$12,593.5

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at September 30, 2022 and December 31, 2021 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2022 and December 31, 2021, we had $157.1 million and $111.8 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2022	December 31, 2021
Petroleum products - FIFO basis	$390.2	$339.8
Store merchandise for resale - FIFO basis	186.1	173.1
Less LIFO reserve	(303.7)	(228.0)
Total petroleum products and store merchandise inventory	272.6	284.9
Materials and supplies	7.8	7.4
Total inventories	$280.4	$292.3

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At September 30, 2022 and December 31, 2021, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $303.2 million and $227.5 million, respectively and for store merchandise for resale was $0.5 million for both September 30, 2022 and December 31, 2021.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Business Acquisition

On January 29, 2021, Murphy USA completed the previously announced transaction to acquire 100% of QuickChek, a privately-held convenience store chain with a regional brand which consisted of 156 stores located in New Jersey and New York, in an all-cash transaction. The acquisition was made to expand the Company's network into the Northeast by adding stores that had an existing food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities and accelerating its growth plans.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of income, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $1.4 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	September 30, 2022	December 31, 2021
Goodwill balance, at beginning of period	$328.0	$—
QuickChek acquisition	—	328.0
Goodwill balance, at end of period	$328.0	$328.0

In connection with the acquisition of QuickChek on January 29, 2021, we recorded the following amount of intangible assets.

	January 29, 2021	Remaining Useful Life
(Millions of dollars)	Carrying Value	(in years)
Intangible assets subject to amortization:
Intangible lease liability	$(9.1)	13.6
Intangible assets not subject to amortization:
Trade name	115.4	n/a
Liquor licenses	0.5	n/a
Total intangible assets acquired	$106.8

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization was in addition to the Company's existing intangible asset pipeline space, which is being amortized over a 40 year life.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at September 30, 2022 and December 31, 2021 consisted of the following:

	Remaining Useful Life (in years)	September 30, 2022		December 31, 2021
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	32.9	$39.6	$32.9	$39.6	$33.7
Intangible lease liability	11.7	(9.1)	(8.1)	(9.1)	(8.6)
Total intangible assets subject to amortization		30.5	24.8	30.5	25.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.4	$146.1	$140.7

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.7 at September 30, 2022 and $2.0 at December 2021)	$298.3	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.4 at September 30, 2022 and $4.8 at December 31, 2021)	495.6	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.2 at September 30, 2022 and $5.7 at December 31,2021)	494.8	494.3
Term loan due 2028 (effective interest rate of 4.34% at September 30, 2022 and 2.27% at December 31, 2021 and net of unamortized discount of $0.7 at September 30, 2022 and $0.9 at December 31, 2021)	394.3	397.1
Capitalized lease obligations, autos and equipment, due through 2026	2.6	2.7
Capitalized lease obligations, buildings, due through 2059	133.3	138.9
Less unamortized debt issuance costs	(9.7)	(11.1)
Total long-term debt	1,809.2	1,815.1
Less current maturities	15.2	15.0
Total long-term debt, net of current	$1,794.0	$1,800.1

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $395 million at September 30, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2022, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2022, our total leverage ratio was 1.53 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $114.5 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2022 and December 31, 2021 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2022	December 31, 2021
Balance at beginning of period	$39.2	$35.1
Addition for acquisition	—	1.2
Accretion expense	2.0	2.5
Settlements of liabilities	(2.3)	(1.0)
Liabilities incurred	2.2	1.4
Balance at end of period	$41.1	$39.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine month periods ended September 30, 2022 and 2021, the Company’s approximate effective tax rates were as follows:

	2022	2021
Three months ended September 30,	24.5%	24.5%
Nine months ended September 30,	24.2%	24.4%

In the nine months ended September 30, 2022, the Company recognized approximately $2.5 million of excess tax benefits related to stock compensation for employees and $0.4 million in other discrete tax benefits. For the nine months ended September 30, 2021, the Company recognized approximately $1.2 million in excess tax benefits related to stock compensation, $1.0 million for other discrete tax items related to state deferred tax rate adjustments due to the QuickChek acquisition, and $0.4 million in other discrete tax benefits.

As of September 30, 2022, the earliest years remaining open for federal audit and/or settlement are 2018 and 2017 for state purposes.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in options outstanding for Company employees during the period from December 31, 2021 to September 30, 2022 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at 12/31/2021	366,100	$90.44
Granted	55,150	$181.80
Exercised	(96,250)	$69.65
Forfeited	(9,100)	$119.43
Outstanding at 9/30/2022	315,900	$111.89	4.3	$51.5

Exercisable at 9/30/2022	152,400	$80.74	3.1	$29.6

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time-based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over 3 years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2021 to September 30, 2022 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	175,627	$95.93
Granted	42,086	$187.31
Vested and issued	(58,996)	$79.47	$11.2
Forfeited	(6,559)	$115.15
Outstanding at 9/30/2022	152,158	$126.76	$41.8

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2021 to September 30, 2022 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	127,638	$117.59
Granted	78,827	$218.64
Vested and issued	(94,226)	$87.62	$17.1
Forfeited	(6,360)	$133.98
Outstanding at 9/30/2022	105,879	$160.21	$29.1

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

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2021 to September 30, 2022 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at 12/31/2021	30,664	$100.23
Granted	7,963	$173.56
Vested and issued	(11,735)	$75.96	$2.1
Outstanding at 9/30/2022	26,892	$132.54	$7.4

For the nine months ended September 30, 2022 and 2021, share-based compensation was $11.7 million and $10.0 million, respectively. There were $1.1 million and $0.4 million in income tax benefits realized for the tax deductions from options exercised for the nine months ended September 30, 2022 and 2021, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of September 30, 2022, all current commodity derivative activity is immaterial.

At September 30, 2022, there was $0.9 million cash deposit and at December 31, 2021 the cash deposit was $0.6 million related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2022 or December 31, 2021.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statements of Income in interest expense. The current loan balance subject to the hedge is $75.0 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The remaining balance at September 30, 2022 was $0.9 million. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On October 28, 2020, the Board of Directors approved a $500 million share repurchase program effective through December 2023. The 2020 program was completed in January 2022, and a new authorized program for up to $1 billion, approved in December 2021 to be executed by December 31, 2026, is now in effect. For the nine months ended September 30, 2022, the Company repurchased 2,482,804 shares of common stock for an average price of $228.33 per share including brokerage fees. For the nine months ended September 30, 2021, 1,699,043 shares were repurchased for an average price of $136.22 per share.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2022	2021	2022	2021
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$219.5	$104.0	$555.2	$288.1

Weighted average common shares outstanding (in thousands)	23,206	25,779	23,963	26,525

Earnings per common share	$9.46	$4.03	$23.17	$10.86

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$219.5	$104.0	$555.2	$288.1

Weighted average common shares outstanding (in thousands)	23,206	25,779	23,963	26,525
Common equivalent shares:
Dilutive share-based awards	444	374	435	358
Weighted average common shares outstanding - assuming dilution (in thousands)	23,650	26,153	24,398	26,883

Earnings per common share assuming dilution	$9.28	$3.98	$22.76	$10.72

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2022	2021	2022	2021
Stock Options	—	82,100	3,250	82,100
PSUs	—	903	1,353	21,357
Total anti-dilutive shares	—	83,003	4,603	103,457

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid, net of refunds, was $141.5 million and $86.1 million for the nine month periods ended September 30, 2022 and 2021, respectively. Interest paid, net of amounts capitalized, was $66.2 million and $57.9 million for the nine month periods ended September 30, 2022 and 2021, respectively.

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Accounts receivable	$(60.3)	$(31.5)
Inventories	11.8	15.0
Prepaid expenses and other current assets	(8.5)	(8.1)
Accounts payable and accrued liabilities	60.5	137.0
Income taxes payable	15.3	(0.2)
Net (increase) decrease in noncash operating working capital	$18.8	$112.2

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

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs, but the balances for each were immaterial. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, interest rate swap contracts and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended September 30, 2022, for more information.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2022 and December 31, 2021. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes Cash and cash equivalents, Accounts receivable-trade, Restricted cash, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities and these qualify as Level 1 inputs. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At September 30, 2022		At December 31, 2021
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.3)	$(1,623.3)	$(1,673.5)	$(1,709.5)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2022, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2022. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the City of Charleston, South Carolina, and the State of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of these other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2022, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $43.4 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2022, the Company had contingent liabilities of $9.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Lessee —We lease land for 433 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 stores leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	September 30, 2022	December 31, 2021
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$453.1	$419.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $27.3 at September 30, 2022 and $16.7 at December 31, 2021	128.1	137.3
Total leased assets		$581.2	$556.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$19.8	$18.1
Finance	Current maturities of long-term debt	11.2	11.0
Noncurrent
Operating	Non current operating lease liabilities	446.3	408.9
Finance	Long-term debt, including capitalized lease obligations	124.7	130.6
Total lease liabilities		$602.0	$568.6

Lease Cost:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	Classification	2022	2021	2022	2021
Operating lease cost	Store and other operating expenses	$13.6	$11.6	$38.1	$31.4
Finance lease cost
Amortization of leased assets	Depreciation & amortization	4.0	4.3	11.9	10.7
Interest on lease liabilities	Interest expense	2.2	2.3	6.8	5.9
Net lease costs		$19.8	$18.2	$56.8	$48.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash flow information:

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$33.8	$28.5
Operating cash flows from finance leases	$6.8	$5.9
Financing cash flows from finance leases	$8.4	$7.0

Maturity of Lease Liabilities at September 30, 2022:

(Millions of dollars)	Operating leases	Finance leases
2022	$11.9	$5.0
2023	49.2	19.2
2024	48.9	17.7
2025	47.9	16.5
2026	47.1	15.7
After 2026	576.5	137.4
Total lease payments	781.5	211.5
less: interest	315.4	75.6
Present value of lease liabilities	$466.1	$135.9

Lease Term and Discount Rate:

Nine Months Ended September 30,
2022
Weighted average remaining lease term (years)
Finance leases	13.2
Operating leases	16.0
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.4%

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

		Three Months Ended
		September 30, 2022		September 30, 2021
(Millions of dollars)	Total Assets at September 30, 2022	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$3,821.5	$6,194.4	$236.8	$4,600.3	$121.1
Corporate and other assets	313.6	0.3	(17.3)	0.1	(17.1)
Total	$4,135.1	$6,194.7	$219.5	$4,600.4	$104.0

	Nine Months Ended
	September 30, 2022		September 30, 2021
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$18,079.4	$605.0	$12,593.3	$347.1
Corporate and other assets	0.4	(49.8)	0.2	(59.0)
Total	$18,079.8	$555.2	$12,593.5	$288.1

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2022 and 2021.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2022 and 2021. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also market gasoline and other products at standalone stores under the Murphy Express brand and have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek. At September 30, 2022, we had a total of 1,700 Company stores in 27 states, of which 1,151 were Murphy USA, 392 were Murphy Express and 157 were QuickChek. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals.
Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q3 2022, the QuickChek results cover the period from July 2, 2022 to September 30, 2022 and the year-to-date period is from January 1, 2022 to September 30, 2022. For Q3 2021 the QuickChek results cover the period from July 3, 2021 to October 1, 2021 and the 2021 year-to-date period covers January 29, 2021 (the date of acquisition) to October 1, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins to remain strong in a normalized environment, these sales and gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that upset global supply and demand and price of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics such as COVID-19, travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, and competition in the local markets in which we operate. As concerns around the COVID-19 pandemic continued to lessen due to vaccines being more readily available and generally lower infection rates in 2022, gasoline demand has continued to increase into the third quarter. In addition, the U.S. economy has continued to experience inflationary pressures throughout the year, thus lowering consumer purchasing power. Should the recoveries experienced to-date stall or reverse as a result of a resurgence in COVID-19 infection rates or be impacted by inflationary pressures, it could impact demand and seasonal travel patterns which could reduce future sales volumes.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Rising prices for crude oil increase the Company’s cost for wholesale fuel products purchased thus increasing the price of retail fuel sales. Rising prices tend to cause consumers to reduce discretionary fuel consumption but our low-price model serves as a draw to new customers to offset the potential loss of discretionary volumes. In 2022, crude oil prices continued the volatile trend causing prices to range from $76 per barrel to $124 per barrel. The average price in Q3 2022 was approximately $93 per barrel, compared to an average price of $71 per barrel in Q3 2021, with prices during the current quarter trending slightly downward. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q3 2022 was 37.6 cents per gallon ("cpg"), compared to 26.6 cpg in Q3 2021. Retail fuel margin dollars increased 85.1% in the current quarter and retail fuel volumes improved 13.2% when compared to Q3 of 2021.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.58 in Q3 2022 compared to $1.40 in Q3 2021. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of September 30, 2022, we have $1.3 billion of Senior Notes and a $395 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At September 30, 2022, we have additional available capacity under the committed $350 million cash flow revolving credit facility, which currently remains undrawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2022 to range from approximately $300 million to $350 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2022 primarily using operating cash flow but will supplement funding where necessary using borrowings available under cash flow revolving credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  In 2020 and 2021, we saw disruptions to typical seasonal patterns due to the COVID-19 pandemic. In 2022, a more normal seasonal pattern has emerged and fuel volumes have approached and sometimes exceeded pre-pandemic levels. As a result, operating results for the three and nine months ended September 30, 2022, may not be necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2022.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2021 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2022.

Results of Operations

Consolidated Results

For the three months ended September 30, 2022, the Company reported net income of $219.5 million, or $9.28 per diluted share, on revenue of $6.2 billion. Net income was $104.0 million for the same period in 2021, or $3.98 per diluted share, on $4.6 billion of revenue.  The increase in net income was primarily due to higher all-in fuel and merchandise contributions which was partially offset by increases in store operating expenses, payment fees, general and administrative expenses and income tax expense.

For the nine months ended September 30, 2022, the Company reported net income of $555.2 million, or $22.76 per diluted share, on revenue of $18.1 billion. Net income for the same period in 2021 was $288.1 million, or $10.72 per diluted share, on $12.6 billion in revenue.  The increase in net income is primarily due to higher all-in fuel and merchandise contributions and lower acquisition related costs, partially offset by increases in payment fees, store operating expenses, general and administrative expenses, depreciation and amortization expense, and income tax expense.

The consolidated financial results for the year-to-date period include QuickChek from January 1, 2022 to September 30, 2022, and for the prior year year-to-date period covered the period from January 29, 2021 (the date of acquisition) to October 1, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Revenues for Q3 2022 increased $1.6 billion, or 34.7%, compared to the same quarter in 2021.  The increase in revenues was due to 27.0% higher retail fuel sales prices and 13.2% higher fuel sales volumes, combined with an increase in merchandise sales prices and higher RINs sales prices and volumes.

Total cost of sales in Q3 2022 increased $1.4 billion, or 34.0% when compared to Q3 2021.  In the current-year quarter, the higher costs were primarily due to higher wholesale fuel prices and fuel volumes sold combined with higher merchandise costs.

Store and other operating expenses increased $33.4 million, or 15.1%, in Q3 2022 from Q3 2021, due primarily to increased payment fees which represented one-half of the increase and higher employee related costs which included a non-recurring special bonus paid over the 100 days of summer. During the quarter this special incentive program was completed and approximately $4.0 million was paid to our employee base.

SG&A expenses for Q3 2022 increased $5.2 million, or 11.0%, from Q3 2021. The increase in SG&A costs is primarily due to higher employee incentive expenses, professional fees and technology expenses, partially offset by lower salaries and benefits.

The effective income tax rate was approximately 24.5% for Q3 of 2022 and 2021.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Year-to-date revenues for 2022 increased $5.5 billion, or 43.6%, compared to the same period in 2021.  The increase in revenues was due to higher retail fuel sales prices, higher retail fuel sales volumes, increased merchandise sales, higher RIN sales, and the inclusion of QuickChek sales results for nine months in 2022 compared to eight months in 2021.

Total cost of sales increased $5.0 billion, or 44.5% when compared to 2021.  In the current-year period, the higher costs were primarily due to higher wholesale fuel prices combined with higher sales volumes, higher merchandise costs, and the inclusion of one additional month of QuickChek results.

Store and other operating expenses increased $122.3 million, or 20.1%, in the first nine months of 2022, primarily due to increased payment fees (44% of the increase), higher employee related costs including the non-recurring special bonus of $7.0 million paid over the 100 days of summer, increased store maintenance expenses and the inclusion of one additional month for QuickChek compared to the prior-year period.

SG&A expenses for the first nine months of 2022 increased $10.8 million, or 7.7%, compared to the first nine months of 2021. The increase in SG&A costs is primarily due to an increase in employee incentive expense, professional fees, technology services and to the inclusion of QuickChek for one additional month in 2022, partially offset by lower employee benefits.

Depreciation and amortization expense increased $7.0 million, or 4.4% year-to-date from the same period of 2021 primarily due to one additional month of QuickChek depreciation compared to the prior year period, combined with higher depreciation due to the newer larger store formats of Murphy USA stores.

Acquisition and integration related costs were $8.3 million less and interest expense was lower by $0.6 million compared to the same nine-month period in 2021. The period-over-period reduction is primarily related to the costs of the acquisition of QuickChek in January 2021.

The effective income tax rate was approximately 24.2% for the nine months ended September 30, 2022 versus 24.4% for the same period of 2021.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Marketing	$236.8	$121.1	$605.0	$347.1
Corporate and other assets	(17.3)	(17.1)	(49.8)	(59.0)
Net Income	$219.5	$104.0	$555.2	$288.1

Marketing

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Net income for the three months ended September 30, 2022 increased compared to the same period in 2021 primarily due to:

•Higher all-in fuel contribution and sales volumes
•Higher merchandise contribution

The items below partially offset the increase in net income in the current period:

•Higher payment fees
•Higher store operating expenses
•Higher general and administrative expense
•Higher income tax expense

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Net income for the nine months ended September 30, 2022 increased compared to the same nine-month period in 2021 primarily due to:
•Higher all-in fuel contribution and sales volumes
•Higher merchandise contribution

The items below partially offset the increase in net income in the nine-month period:
•Higher store operating expense
•Higher payment fees
•Higher depreciation and amortization expense
•Higher SG&A expenses
•Higher income tax expense

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2022	2021	2022	2021

Operating Revenues
Petroleum product sales	$5,078.6	$3,573.9	$14,917.3	$9,614.2
Merchandise sales	1,027.2	953.4	2,913.8	2,750.0
Other operating revenues	88.6	73.0	248.3	229.1
Total operating revenues	6,194.4	4,600.3	18,079.4	12,593.3
Operating expenses
Petroleum products cost of goods sold	4,699.3	3,353.5	13,903.3	9,004.8
Merchandise cost of goods sold	821.5	766.1	2,335.7	2,229.8
Store and other operating expenses	254.5	221.0	729.4	607.0
Depreciation and amortization	50.4	49.5	152.9	145.9
Selling, general and administrative	52.4	47.2	150.8	140.0
Accretion of asset retirement obligations	0.6	0.6	2.0	1.9
Total operating expenses	5,878.7	4,437.9	17,274.1	12,129.4

Gain (loss) on sale of assets	0.1	0.2	(0.6)	0.2
Income (loss) from operations	315.8	162.6	804.7	464.1

Other income (expense)
Interest expense	(2.2)	(2.3)	(6.7)	(5.7)
Total other income (expense)	(2.2)	(2.3)	(6.7)	(5.7)

Income (loss) before income taxes	313.6	160.3	798.0	458.4
Income tax expense (benefit)	76.8	39.2	193.0	111.3
Net income (loss) from operations	$236.8	$121.1	$605.0	$347.1

Total tobacco sales revenue same store sales[1,2]	$129.0	$123.3	$122.8	$120.6
Total non-tobacco sales revenue same store sales[1,2]	75.1	48.7	69.5	49.0
Total merchandise sales revenue same store sales[1,2]	$204.1	$172.0	$192.3	$169.6
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,700	1,669	1,700	1,669
Total store months during the period	5,042	4,944	15,094	14,718

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
QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q3 2022, the QuickChek results cover the period from July 2, 2022 to September 30, 2022 and the year-to-date period is from January 1, 2022 to September 30, 2022. For Q3 2021 the QuickChek results cover the period from July 3, 2021 to October 1, 2021 and the 2021 year-to-date period covers January 29, 2021 (the date of acquisition) to October 1, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Fuel

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2022	2021	2022	2021
Total retail fuel contribution ($ Millions)	$489.5	$264.4	$1,063.8	$666.0
Total PS&W contribution ($ Millions)	(109.0)	(43.0)	(46.7)	(53.7)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	87.6	71.5	243.6	224.5
Total fuel contribution ($ Millions)	$468.1	$292.9	$1,260.7	$836.8
Retail fuel volume - chain (Million gal)	1,245.6	1,100.2	3,545.2	3,232.7
Retail fuel volume - per store (K gal APSM)[1]	256.4	231.7	244.0	228.0
Retail fuel volume - per store (K gal SSS)[2]	251.8	227.6	240.7	224.5
Total fuel contribution (including retail, PS&W and RINs) (cpg)	37.6	26.6	35.6	25.9
Retail fuel margin (cpg)	39.3	24.0	30.0	20.6
PS&W including RINs contribution (cpg)	(1.7)	2.6	5.6	5.3
1APSM metric includes all stores open through the date of calculation
[2]2021 amounts not revised for 2022 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Petroleum product sales	$5,078.6	$3,573.9	$14,917.3	$9,614.2
Less Petroleum product cost of goods sold	(4,699.3)	(3,353.5)	(13,903.3)	(9,004.8)
Plus RINs and other (included in Other Operating Revenues line)	88.8	72.5	246.7	227.4
Total fuel contribution	$468.1	$292.9	$1,260.7	$836.8

Merchandise

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2022	2021	2022	2021
Total merchandise contribution ($ Millions)	$205.7	$187.3	$578.1	$520.2
Total merchandise sales ($ Millions)	$1,027.2	$953.4	$2,913.8	$2,750.0
Total merchandise sales ($K SSS)[1,2]	$204.1	$172.0	$192.3	$169.6
Merchandise unit margin (%)	20.0%	19.6%	19.8%	18.9%
Tobacco contribution ($K SSS)[1,2]	$18.5	$17.4	$17.8	$16.7
Non-tobacco contribution ($K SSS)[1,2]	$22.7	$11.1	$20.1	$10.7
Total merchandise contribution ($K SSS)[1,2]	$41.2	$28.5	$37.9	$27.4
[1]2021 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Net income in the Marketing segment for Q3 2022 increased $115.7 million, to $236.8 million compared to the Q3 2021 period, due to higher retail fuel and merchandise contributions which was partially offset by lower contribution from PS&W (including RINs). Additionally, the higher retail margins were partially offset by increases in payment fees and other store operating expenses, selling, general and administrative expenses and income tax expense.

Total revenues for the Marketing segment were approximately $6.2 billion in Q3 2022 compared to $4.6 billion in Q3 2021. The increased revenues were due to a 27.0% increase in retail fuel sales prices, a 13.2% increase in the number of gallons sold, and a 7.7% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $569.7 million in Q3 2022 and $520.9 million in Q3 2021.

Retail fuel margin dollars increased 85.1% compared to the prior-year quarter on a higher margin rate of 39.3 cpg for Q3 2022 when compared to 24.0 cpg in the same quarter of 2021, combined with a 13.2% increase in retail fuel volumes. Total fuel sales volumes on a SSS basis increased 9.0% to 251.8 thousand gallons per store in the 2022 period when compared to Q3 2021.

Total PS&W margin dollars, including RINs, decreased by $49.9 million from Q3 2021 results. The quarter-over-quarter decrease is primarily due to timing and price-related impacts in a falling market partially offset by improved spot-to-rack margins and higher RIN sales. The Q3 2022 quarter includes the sale of 55.6 million RINs at an average selling price of $1.58 per RIN while Q3 2021 had sales of 50.9 million RINs at an average price of $1.40 per RIN for a total increase in RINs revenue of $16.1 million.

Total merchandise sales increased 7.7% to $1.0 billion in Q3 2022 compared to $953.4 million in Q3 2021 due to higher sales across the chain in most categories. Total merchandise contribution in Q3 2022 improved 9.8% compared to Q3 2021 due to higher unit sales volumes and retail prices.  Food and beverage contribution, a subset of non-tobacco contribution increased 3.9% in Q3 2022, as sales increased 9.4% when compared to Q3 2021. Total SSS merchandise contribution dollars grew 7.5%, which included an increase of 5.8% in tobacco products and a 8.9% increase in non-tobacco products.

Store and other operating expenses increased $33.5 million in the Q3 2022 compared to Q3 2021, primarily due to higher payment fees, which represented one-half of the increase, employee related expenses, rent and store maintenance costs. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 6.4%, primarily due to increased employee related expenses and maintenance costs. Employee costs in the Q3 2022 include approximately $4.0 million for a non-recurring special bonus paid to our employee base over the 100 days of summer. This non-recurring special bonus program was completed during the quarter.

Selling, general, and administrative expenses increased $5.2 million in Q3 2022 compared to Q3 2021 due primarily to higher employee incentive expenses and professional fees, partially offset by salaries and benefits.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Net income in the Marketing segment for the nine months ended September 30, 2022 increased $257.9 million compared to the nine months ended September 30, 2021 period, due to improved all-in fuel and merchandise contributions, and the inclusion of QuickChek results for nine months in 2022 versus eight months in 2021. These retail margin improvements were partially offset by higher payment fees, increased store operating expenses, higher general and administrative costs, increased depreciation and amortization expense, and higher interest and income tax expense.

Total revenues for the Marketing segment were approximately $18.1 billion for the nine-month period ended September 30, 2022 compared to $12.6 billion for the same period ended September 30, 2021. The increased revenues were due to a 41.5% increase in retail fuel sales prices combined with a 9.7% higher number of gallons sold, improved PS&W revenues, including RINs, and a 6.0% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $1.6 billion in the nine months ended September 30, 2022 and $1.5 billion in the nine months ended September 30, 2021.

Retail fuel margin dollars increased 59.7% in the nine-month period ended September 30, 2022 compared to the prior year nine months on a higher retail margin rate of 30.0 cpg when compared to 20.6 cpg in the same period of 2021. Total fuel sales volumes on a SSS basis increased 5.9% to 240.7 thousand gallons per store in 2022 compare to 2021.

Total PS&W margin dollars, including RINs, generated income of $196.9 million in the 2022 nine-month period compared to income of $170.8 million in the first nine months of 2021. The nine months ended September 30, 2022 includes the sales of 179.1 million RINs at an average selling price of $1.36 per RIN while the prior-year period had sales of 167.7 million RINs at an average price of $1.34 per RIN for a total increase in RIN revenue of $19.1 million.

Total merchandise sales increased 6.0% to $2.9 billion in the nine months ended September 30, 2022 compared to $2.8 billion in the first nine months of 2021 due to higher sales volumes and prices across the chain in most categories and the inclusion of QuickChek results for one additional month in 2022. Year-to-date total merchandise contribution in 2022 increased 11.1% compared to the same period of 2021.  Food and beverage contribution increased 15.2% in 2022 compared to 2021 and sales revenues increased 21.1% over the same period mainly due to the inclusion of QuickChek results for one additional month in 2022. Total SSS merchandise contribution dollars grew 5.8%. On a SSS basis there was an increase of 2.2% in tobacco products sales and 2.8% in non-tobacco sales.

Store and other operating expenses increased $122.4 million in the current year compared to the same period of 2021, primarily due to an additional month of QuickChek results in 2022, along with higher payment fees, employee related expenses, and maintenance expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 11.1%, primarily due to employee related expenses and maintenance costs. Employee costs in 2022 include a non-recurring special bonus of $7.0 million paid to our employee base over the 100 days of summer. This non-recurring special bonus program is completed.

Selling, general and administrative expenses increased $10.8 million in 2022 compared to 2021 due primarily to the increased professional fees, contract services, and the inclusion of QuickChek for an additional month in 2022.

Depreciation and amortization expense increased $7.0 million, or 4.8%, in the first nine months of 2022 due to the inclusion of QuickChek for an additional month in 2022, combined with new larger store formats for Murphy USA stores.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	9.0%	10.7%	5.9%	7.0%

Merchandise sales	5.4%	5.7%	2.5%	3.3%
Tobacco sales	4.6%	4.2%	2.2%	1.5%
Non-tobacco sales	6.7%	8.5%	2.8%	6.7%

Merchandise margin	7.5%	7.7%	5.8%	8.4%
Tobacco margin	5.8%	4.4%	5.5%	4.9%
Non-tobacco margin	8.9%	11.2%	6.0%	11.8%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

After-tax results for Corporate and other assets for Q3 2022 were a loss of $17.3 million compared to a loss of $17.1 million in Q3 2021, the slight increase was primarily due to higher employee incentive expense and professional fees, partially offset by lower wages and benefits.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

After-tax results for Corporate and other assets for the nine months ended September 30, 2022 were a loss of $49.8 million compared to a loss of $59.0 million in the same period of 2021. The year-over-year improvement was due primarily to $8.3 million in lower acquisition and integration related costs, combined with a gain on sale of corporate assets, higher interest income, and lower interest expense, partially offset by increased nonoperating expenses in 2022 compared to 2021.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Net income	$219.5	$104.0	$555.2	$288.1

Income tax expense (benefit)	71.2	33.7	177.2	92.9
Interest expense, net of interest income	20.4	20.4	59.8	62.1
Depreciation and amortization	54.4	53.2	164.5	157.5
EBITDA	365.5	211.3	956.7	600.6

Accretion of asset retirement obligations	0.6	0.6	2.0	1.9
(Gain) loss on sale of assets	(0.3)	(0.3)	(2.2)	(0.4)
Acquisition and integration related costs	0.4	0.7	1.4	9.7
Other nonoperating (income) expense	0.8	0.2	2.7	—
Adjusted EBITDA	$367.0	$212.5	$960.6	$611.8

Capital Resources and Liquidity

Significant Sources of Capital

As of September 30, 2022, we had $192.7 million of cash and cash equivalents. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at September 30, 2022 which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $771.5 million for the nine months ended September 30, 2022, an increase of $184.5 million compared to $587.0 million for the same period in 2021. The increase for the current year is primarily related to the increase in year-over-year net income of $267.1 million partially offset by changes in noncash working capital of $93.4 million compared to the same period in 2021. The year-over-year decrease in non-cash operating working capital changes consisted primarily to a decrease in accounts payable and accrued liabilities of $76.6 million related to timing of payments, increased accounts receivables of $28.7 million due to the timing of receipts and increased fuel prices, and an increase in inventory of $3.2 million due to price increases partially offset by increases in income taxes payable of $15.6 million due to timing of tax payments.

Investing Activities

For the nine months ended September 30, 2022, cash required by investing activities was $215.2 million compared to $853.7 million in 2021. The decrease in investing cash requirements of 2022 compared to the prior year was primarily due to the cash payments of $641.1 million for the acquisition of QuickChek in 2021. Capital expenditures required $11.5 million more in 2022 versus 2021 and was partially offset by additional benefits from the sale of assets of $7.5 million and lower other investing activities of $1.4 million in 2022 compared to 2021.

Financing Activities

Financing activities in the nine months ended September 30, 2022 required cash of $620.0 million compared to cash provided of $404.4 million in the nine months ended September 30, 2021. The first nine months of 2022 included payments of $566.9 million for the repurchase of common shares, which was an increase of $335.4 million from the repurchases of $231.5 million in the 2021 period and dividend payments of $22.1 million in 2022 versus dividends of $19.9 million in the first nine months of 2021. Borrowings of debt related to the QuickChek acquisition in 2021 provided $892.8 million compared to no borrowings in the same period of 2022. Repayments of debt required $11.4 million in 2022 compared to repayments of $220.5 million in 2021 that were related to the QuickChek acquisition. Debt issuance costs related to the QuickChek transaction required cash of $9.9 million in 2021 and there were no such costs in 2022. Amounts related to share-based compensation required $13.0 million more in cash during 2022 than in 2021.

Dividends

During the nine months ended September 30, 2022, the Company has paid cash dividend payments of $0.92 per common share, for a total of $22.1 million, compared to the period ended September 30, 2021, in which dividends of $0.75 per share were paid for a total of cash dividend payments of $19.9 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On October 20, 2022 the Board of Directors declared a quarterly cash dividend of $0.35 per common share, or $1.40 per share on an annualized basis. The dividend is payable on December 1, 2022, to shareholders of record as of November 8, 2022.

Share Repurchase Program

During the nine months ended September 30, 2022 a total of 2,482,804 shares were repurchased for $566.9 million. The $500 million share repurchase program approved by the Board of Directors in November 2020 was completed in Q1 2022 and shares are now being repurchased under the $1 billion program authorized in December 2021. At September 30, 2022, the 2021 program had approximately $453.1 million remaining to be executed by December 31, 2026. Share repurchases made during the nine months ended September 30, 2021 were 1,699,043 shares for $231.5 million.

Debt

Our long-term debt at September 30, 2022 and December 31, 2021 was as set forth below:

(Millions of dollars)	September 30, 2022	December 31, 2021
5.625% senior notes due 2027 (net of unamortized discount of $1.7 at September 30, 2022 and $2.0 at December 2021)	$298.3	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.4 at September 30, 2022 and $4.8 at December 31, 2021)	495.6	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.2 at September 30, 2022 and $5.7 at December 31, 2021)	494.8	494.3
Term loan due 2028 (effective interest rate of 4.34% at September 30, 2022 and 2.27% at December 31, 2021 and net of unamortized discount of $0.7 at September 30, 2022 and $0.9 at December 31, 2021)	394.3	397.1
Capitalized lease obligations, autos and equipment, due through 2026	2.6	2.7
Capitalized lease obligations, buildings, due through 2059	133.3	138.9
Less unamortized debt issuance costs	(9.7)	(11.1)
Total notes payable, net	1,809.2	1,815.1
Less current maturities	15.2	15.0
Total long-term debt, net of current	$1,794.0	$1,800.1

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $395 million at September 30, 2022 and $398 million at December 31, 2021. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2022, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2022, our total leverage ratio was 1.53 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $114.5 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and nine months ended

September 30, 2022, and accounted for the vast majority of our total assets as of September 30, 2022. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.
The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Marketing:
Company stores	$67.1	$64.2	$188.3	$175.9
Terminals	—	0.6	—	1.4
Sustaining capital	10.5	4.3	22.3	12.4
Corporate and other assets	4.1	4.9	18.6	28.9
Total	$81.7	$74.0	$229.2	$218.6

We currently expect capital expenditures for the full year 2022 to range from approximately $300 million to $350 million, including $250 million to $275 million for retail growth, and $30 million to $40 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for more information.
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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2022 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $395 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $90.5 million of our outstanding term loan amount at September 30, 2022. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at September 30, 2022.
For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2021 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2022.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2022, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina, and the State of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. See Note 14 ”Contingencies” in the accompanying consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended September 30, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
July 1, 2022 to July 31, 2022	61,893	$235.83	61,893	$650,000,243
August 1, 2022 to August 31, 2022	92,586	297.02	92,586	622,499,995
September 1, 2022 to September 30, 2022	612,159	276.70	612,159	453,118,172
Three Months Ended September 30, 2022	766,638	$275.85	766,638	$453,118,172

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
October 27, 2022

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