Form 10-K
period 2022-12-31
Murphy USA Inc.
filed 2023-02-15
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis on incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2022), based on the closing price on that date of $232.87 was $5,438,737,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2023 was 21,700,941.

                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 4, 2023 will be incorporated by reference in Part III herein.

2

MURPHY USA INC.
TABLE OF CONTENTS – 2022 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Murphy USA Inc. ("Murphy USA", the "Company", "we", or "our") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations. In addition, on January 29, 2021, the Company acquired Quick Chek Corporation ("QuickChek"), a privately held convenience store chain.
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a network of 1,712 (as of December 31, 2022) retail stores located in 27 states, of which, 1,151 were branded as Murphy USA, 404 were branded as Murphy Express, and 157 were branded as QuickChek stores. The majority of our existing and new-to-industry ("NTI") retail gasoline stores operate under the brand names of Murphy USA and Murphy Express. Plans are under development to transition all Murphy Express branded stores to the Murphy USA brand name. These locations operate within close proximity to Walmart stores or within preferred markets across 25 states in the Southeast, Southwest, and Midwest areas of the United States. We also operate a combination of convenience stores and convenience stores with retail gasoline under the brand name of QuickChek, which are located in New Jersey and New York. In addition, we market fuel to unbranded wholesale customers through a mixture of Company owned and third-party product distribution terminals and pipeline positions. We are an independent publicly traded company, with low-price, high volume fuel retail outlets selling convenience merchandise through low-cost small store formats and kiosks, as well as larger format stores that have a broader range of merchandise and food and beverage offerings which are driven by key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 32 through #, F-12, F-13, F-15, and F-38 through F-39 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,712 retail stores (as of December 31, 2022), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, mainly Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (increased vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we believe we are an industry leader in per-store tobacco sales with our low-priced tobacco products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers through our Murphy Drive Rewards and QuickChek Rewards loyalty programs which reward customers with discounted and free items based on purchases of qualifying fuel and merchandise, as applicable.
Low cost retail operating model
We operate our Murphy USA and Murphy Express retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of raze-and-rebuild 1,400 square foot stores and NTI 2,800 square foot Murphy stores which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. Many of our Murphy stores require only one or two associates to be present during business hours and 76% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores of our Murphy USA and Express brands allow us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 3 cents per gallon ("cpg") since our spin-off in 2013.
Distinctive fuel supply chain capabilities
We source fuel at competitive industry benchmark prices due to the diversity of fuel options available to us in the bulk and rack product markets, our shipper status on major pipeline systems, and our access to numerous terminal locations. In addition, we have a strong distribution system in which we leverage our scale and ratability to deliver the most favorably priced products for our Murphy stores and QuickChek stores with gasoline, further reducing our fuel product costs. By participating in the broader fuel supply chain, we believe our business model provides additional upside exposure to opportunities to enhance margins and volume, such as shifting non-contractual wholesale volumes to protect retail fuel supply during periods of constrained supply and elevated margins. These activities demonstrate our belief that participating in the broader fuel supply chain provides us with added flexibility to ensure reliable low-cost fuel supply in various market conditions especially during periods of significant price volatility or delivery difficulties. It would take substantial time and investment, both in expertise and assets, for a competitor to replicate our existing position, and we believe this continues to be a significant barrier to any attempt to emulate our business model.
 Resilient financial profile and engaged team
Our predominantly fee-simple asset base, ability to generate attractive gross margins through our low-price, high-volume strategy, and our low overhead costs should help us endure prolonged periods of unfavorable commodity price movements and compressed fuel margins. We also believe our conservative financial structure further protects us from the inherently volatile fuel environment.  We expect that our strong cash position combined with availability under our credit facility will continue to provide us with a significant level of liquidity to help maintain a disciplined capital expenditure program focused on growing ratably through periods of both high and low fuel margins.
We have acquired through share repurchases approximately $2.7 billion of our common stock in a little more than nine years of operation. During the year 2022, we repurchased a total of 3,328,795 common shares for $806.4 million, for an average price of $242.24 per share. Repurchases in 2022 were made pursuant to our now completed $500 million 2020 authorization and our $1 billion 2021 authorization. As of December 31, 2022, we had approximately $213.7 million remaining under our 2021 authorization. Additionally, in order to provide a consistent and meaningful return of capital to shareholders independent of share repurchases, we raised our quarterly dividend three times during 2022 from $0.29 per share in Q1 2022 to $0.35 cents per share, or $1.40 per share on an annualized basis as of Q4 2022.
We have over 15,100 dedicated and hardworking employees as of December 31, 2022, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy

Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our independent growth plan to be a key driver of our organic growth over the next several years, which is demonstrated by the 404 standalone Murphy Express locations (as of December 31, 2022), the majority of which were developed after our 2013 spin-off from Murphy Oil Corporation. We expect to build up to 45 NTI locations and up to 30 raze-and-rebuilds in 2023 and are targeting up to 55 NTI and up to 25 raze-and-rebuilds per year in future periods, focusing on high-return locations either in high traffic areas, near Walmart Supercenters as a complement to higher performing existing stores in smaller markets, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller store size, we now expect to build more Murphy branded NTI stores that are 2,800 square feet or larger, as well as our NTI QuickChek branded locations in their existing footprint, which average between 5,000 to 7,000 square feet in size. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
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
Description of Our Business
We market fueling products and convenience merchandise through a network of Company retail stores. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals. During 2022, the Company sold approximately 4.8 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate our stores at December 31, 2022 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	New York	19
Arkansas	69	Louisiana	80	North Carolina	91
Colorado	33	Michigan	27	Ohio	44
Florida	137	Missouri	50	Oklahoma	55
Georgia	99	Mississippi	55	South Carolina	70
Iowa	22	Nebraska	5	Tennessee	93
Illinois	43	Nevada	4	Texas	354
Indiana	39	New Jersey	138	Utah	5
Kansas	7	New Mexico	21	Virginia	23
				Total	1,712

The following table provides a history of our store count during the three-year period ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020
Start of period	1,679	1,503	1,489
Acquired	—	156	—
New construction	36	23	24
Closed or sold	(3)	(3)	(10)
End of period	1,712	1,679	1,503

The following table present the numbers of our owned and leased stores at December 31, 2022:

	Located on Owned land	Located on Leased Property[3,5]	Total Stores
Murphy USA	1,047	—	1,047
Leased from Walmart[1,2]	—	99	99
Leased from others[2]	—	5	5
Murphy Express[2]	239	165	404
QuickChek[3,4,5]	8	—	8
Stores with leased land	—	44	44
Stores with leased land and buildings	—	105	105
Total stores operated	1,294	418	1,712

[1]This table excludes 3 locations that were disposed of in prior years but remain subleased from Walmart to the buyer
[2]Leases for Murphy branded stores are operating leases
[3]Operating leases have an average remaining term, including renewals of 25 years
[4]Leases for QuickChek land are operating leases and Quick Chek store buildings are finance leases
[5]Finance leases have an average remaining term, including renewals, of 20 years
Since 2007, we have purchased from Walmart the properties underlying many of our stores. Each of our owned properties that were purchased from Walmart are also subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart’s right of first refusal or right of first offer. Also, pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
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
For more information about our operating leases, see Note 21 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2022.
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
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise, as well as a greater food and beverage offering at our QuickChek locations. In 2022, we purchased more than 74% of our merchandise from a single vendor, Core-Mark, with whom we renewed a new five-year supply agreement in January 2021.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2022 are reported below.

	As of December 31,
	2022	2021	2020	2019	2018
Branded retail outlets:
Murphy USA®	1,151	1,151	1,151	1,161	1,160
Murphy Express	404	370	352	328	312
QuickChek®	157	158	—	—	—
Total	1,712	1,679	1,503	1,489	1,472
Retail marketing:
Total fuel contribution (including retail, PS&W and RINs) (cpg)[1]	34.3	26.3	25.2	16.1	16.2
Retail fuel margin per gallon (cpg) (1)	29.6	21.9	22.9	13.8	14.7
Gallons sold per store month (in thousands)	244.6	229.4	219.5	248.3	244.0
Merchandise sales revenue per store month (in thousands)	$193.5	$186.7	$166.3	$148.7	$139.7
Merchandise margin as a percentage of merchandise sales	19.7%	19.1%	15.6%	16.0%	16.5%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 23 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2022.

Competition
The U.S. petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as quick service restaurants, supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations, and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry.
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
Market Conditions and Seasonality
Market conditions in the oil and gas industry are cyclical and subject to global economic and political events, such as Russia's invasion of Ukraine, that upset global supply and demand and impact the price of crude oil and to new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, pandemics that may lead to travel restrictions or changed customer behavior, and changes in competitive conditions in the markets we serve.
Oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross margins and merchandise sales can be subject to seasonal fluctuations.  Consumer demand for motor fuel typically increases during the summer driving season, and typically falls during the winter months.  Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues and sales volumes are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at most of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $6.7 million in 2023.
We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws and regulations, we could be responsible for investigating and remediating contamination relating to such stores, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws and regulations under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stores, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further investigation or remediation obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking petroleum storage tank” trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party ("PRP") in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury, and property damage. From time to time, we are subject to legal and administrative proceedings governing the investigation and remediation of contamination or spills from current and past operations, including from our terminal operations and leaking petroleum storage tanks.
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued Corporate Average Fuel Economy ("CAFE") standards in 2012 that set fuel economy standards and regulated emissions of GHGs for fleets of 2017-2025 model year cars and light duty trucks. In 2016, the NHTSA finalized a rule imposing stricter penalties against those who exceed CAFE standards. In December 2021, the EPA finalized standards for 2023-2026 model years that are more stringent than those in prior standards from 2020. In March 2022 NHTSA finalized CAFE standards addressing the 2024-2026 model years that are more stringent than those in prior standards from 2020. The EPA and NHTSA also regulate GHG emission and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. In December 2022, the EPA finalized a rule that sets more stringent standards to reduce pollution from heavy duty vehicles and engines beginning with model year 2027; this was the first rulemaking under the EPA's Clean Trucks Plan, which is an EPA regulatory initiative to reduce GHG emissions and other harmful air pollutants from heavy-duty trucks via various rulemakings. These and any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
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
Human Capital
At Murphy USA, we know that the strength of our workforce is critical to our long-term success and we strive to build upon this through the foundation laid by our Principles. As of December 31, 2022, Murphy USA had over 15,100 employees, including 6,000 full-time employees, and 9,100 part-time employees working at our stores, support centers, and corporate headquarters.

Murphy USA is committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal year 2022 addressed, among other things, (i) Our Principles, (ii) Inclusion and Diversity, (iii) Talent Management, (iv) Total Rewards, and (v) Workforce Safety.

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

We employ thoughtful talent management strategies, including annual succession planning, semi-annual people reviews, promotion review committees, mid-year and annual performance reviews, and cohort performance review calibrations.

We are dedicated to helping our employees succeed professionally by offering a robust suite of learning and development opportunities.
•Our field teams have comprehensive functional training programs at each level.
•We have individual development plans (IDPs) and an eLearning platform to support employee-driven development.
•We offer a formal stretch role and assignment process to support development at all levels.
•We have a mentorship process.
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

A thoughtful and well-planned approach has been taken to evaluate and execute benefits consolidation between Murphy USA and QuickChek, where appropriate. At present, several QuickChek benefit programs and vendors have been consolidated with Murphy USA's, including medical, dental, vision, flexible spending, and retirement. We continue to evaluate QuickChek's benefit plans, and such evaluation could lead to additional consolidation with the Murphy USA plans in the future.

We are committed to keeping our employees and customers safe through fostering and maintaining a strong safety culture and emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We have continued to build our rapid response program to ensure safety events (i.e., slip and falls, medical emergencies, and vehicle accidents) are escalated quickly and responded to efficiently.

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
Any transition away from LIBOR as a benchmark for establishing the applicable interest rate is complex and may affect the cost of servicing our debt under our credit agreement. Although these borrowing arrangements provide for alternative base rates, the composition and characteristics of such alternative base rates are not the same as those of LIBOR, and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time. We expect to address the transition of all our LIBOR based contracts prior to June 30, 2023.
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
Our net income is significantly affected by changes in the margins on retail and wholesale gasoline marketing operations. Oil and domestic wholesale gasoline markets are volatile. General political conditions, acts of war or terrorism, such as Russia's invasion of Ukraine, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations, have significantly affected and in the future could significantly affect oil supplies and wholesale gasoline costs. In addition, the supply of gasoline and our wholesale purchase costs can be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at oil refineries, sustained increase in global demand or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Our wholesale purchase costs could also be adversely affected by increasingly stringent regulations regarding the content and characteristics of fuel products. Significant increases and volatility in wholesale gasoline costs could result in lower gasoline gross margins per gallon. This volatility makes it extremely difficult to predict the effect that future wholesale cost fluctuations will have on our operating results and financial condition in future periods.
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
At December 31, 2022, most of our Murphy branded stores were located in close proximity to Walmart Supercenter stores. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

The current level of revenue that is generated from RINs may not be sustainable.
Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  RIN prices also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of RIN prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics.  In 2022, RIN prices continued to fluctuate but were higher on average due to uncertainty of future regulations. Although a decline in RIN prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from the sale of RINs.

Current litigation and future rule making could impact the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market—and then retire with the federal government RINs to satisfy their individual obligations. On December 1, 2022, the EPA announced a proposed rule to establish blending mandates for 2023, 2024, and 2025. This is the EPA's first RFS proposal since the statutory volumetric blending mandates that Congress established in 2007 have expired.
We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party supply and transportation of refined products.
We utilize key product supply and wholesale assets, including our pipeline positions and product distribution terminals, to supply our retail fueling stores. Much of our competitive advantage arises out of these proprietary arrangements which, when disrupted, have in the past and could in the future adversely affect us, and such effects could be material. The lasting effects of the coronavirus ("COVID-19") pandemic continues to cause disruptions in supply chains into 2023. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport petroleum or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions. Furthermore, at some of our locations there are very few suppliers for fuel in that market.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2023 and beyond.
Our ability to grow by up to 45 new stores and up to 30 raze-and-rebuild stores in 2023 and by up to 55 NTI stores and 25 raze-and-rebuild stores in future years relies on the continued growth of our project pipeline and the building material supply chain. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase for those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline. Further, permitting delays due to local government agency ability to timely respond to our requests or construction delays from supply chain or labor constraints could also negatively impact our project pipeline.
We currently have one primary supplier for over 74% of our merchandise. A disruption in supply could have a material effect on our business.
In 2022, over 74% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In January 2021, we renewed and extended for another five years a supply contract with Core-Mark. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available or offer merchandise on similar commercial terms. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
The long-term success of the QuickChek acquisition will depend, on our ability to realize the forecasted benefits and cost savings from our acquisition of QuickChek. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and QuickChek have achieved to-date, or might have achieved separately.
Many factors affecting our ability to realize anticipated benefits are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and could materially impact our business, financial condition, and results of operations. In addition, even upon fully integrating QuickChek into our operations, the full benefits of our acquisition may not be realized, including the synergies, cost savings, or sales or growth opportunities as originally anticipated. An inability to realize the full extent of, or any of, the anticipated benefits of the QuickChek acquisition could have an adverse effect on our financial condition, results of operations, and cash flows.
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
Pandemics or disease outbreaks, such as COVID-19, have in the past and may in the future cause depressed demand for our fuel and convenience merchandise products because quarantines may inhibit the ability or need for our customers to shop with us. We also may experience disruptions of logistics necessary to obtain and deliver products to our stores and our customers as we rely on third parties to perform these vital functions to our business.

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
We operate in the oil and gas industry and experience intense competition from other independent retail and wholesale gasoline marketing companies. The U.S. petroleum marketing business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on the basis of convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations, and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry. Such competition could adversely affect us, including our profitability, our ability to grow and our ability to manage our business.
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
Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, potential rulings in court cases impacting the tobacco industry, and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these products.  Governing bodies continue to consider banning flavored tobacco products and have done so in some instances. If such efforts continue to be successful, it could have a further negative impact on our tobacco sales. These factors could materially and adversely affect our retail price of cigarettes, tobacco unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Similarly, advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) will reduce demand for gasoline and could otherwise change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures. Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment have led to increased use of “green” automobiles. In addition, in August 2021, the Biden Administration issued an executive order which set a target to make half of all new vehicles sold in 2030 zero emission vehicles. Other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources may also reduce the competitiveness of gasoline. Consequently, the increased adoption of "green" automobiles and general attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Certain of our assets such as gasoline terminals and certain retail fueling stores lie near the U.S. coastline and are vulnerable to hurricane and tropical storm damages, which may result in shutdowns. The U.S. hurricane season runs from June through November, but the most severe storm activities usually occur in late summer. Moreover, it should be noted that some scientists have predicted that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, which could adversely impact our operations. Although we maintain insurance for certain of these risks as described below, due to policy deductibles and possible coverage limits, weather-related risks are not fully insured.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 20 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2022 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail stores.

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our Certificate of Incorporation (including any certificate of designations for any class or series of our preferred stock) or our Bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act will be the federal district courts of the United States of America, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provision. This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or cost-effective for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Conversely, if a court were to find our choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2022.

Item 2.  PROPERTIES

See Item 1 "Description of the Business" and "Properties" for this information in this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which have arisen in the ordinary course of business.  See Note 20 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2022.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.

SUPPLEMENTAL INFORMATION; Information About our Executive Officers

The age at January 1, 2023, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2022, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 59; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 53; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant and a Certified Treasury Professional.
Robert J. Chumley – Age 58; Senior Vice President, Chief Digital Officer, since June 2022, and was Senior Vice President of Merchandising and Marketing from September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Renee M. Bacon – Age 53; Senior Vice President, Sales and Operations and Chief Merchandising Officer, since June 2022. Ms. Bacon joined Murphy USA in 2016 as Regional Vice president, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. She holds a Bachelor of Business Administration degree from the University of Texas--Austin. Ms. Bacon also holds a Master of Business Administration from the University of Houston and a Doctorate of Jurisprudence from the University of Tennessee.
Christopher A. Click – Age 50; Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a Master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A & M University.
Blake Segal – Age 42; Senior Vice President, QuickChek since September 2021. Mr. Segal joined the Company from Caesars Entertainment Inc., where he served as Senior Vice President of Operations. His previous roles within Caesars included Vice President of Operations and Vice President of Analytics. He also has experience as an independent advisor to Apollo Global Management's private equity unit and has served on the boards of Opportunity Village, Laughlin (NV) Tourism Commission and Mohave (AZ) Airport Authority. Mr. Segal holds a Bachelor of Science degree in Management from the A. B. Freeman School of Business at Tulane University.
Jennifer R. Bridges – Age 54; Senior Vice President, Asset Development since February 2022. Ms. Bridges joined the Company in 2017 as Vice President, Asset Development and was promoted to Senior Vice President, Asset Development in 2022. Her previous experience includes 14 years in planning, store development, and property management at 7-Eleven, including 5 years at Vice President. Prior to retail, she was a management consultant in the Energy practice of Booz Allen Hamilton. Ms. Bridges holds a Masters of

Public Affairs and a Masters of Business Administration, both from the University of Texas at Austin, and a Bachelor of Arts degree from Stanford University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,561 stockholders of record as of December 31, 2022.

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
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid dividends of $1.27 per share during 2022, $1.04 per share 2021, $0.25 per share in 2020, and we expect to continue quarterly dividend payments in the future.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 10 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2022 for additional information.
On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that we began to utilize upon the completion of our 2020 $500 million share repurchase authorization. The 2021 authorization expires December 31, 2026 unless utilized in full before such time. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the year 2022, we repurchased a total of 3,328,795 common shares for $806.4 million, for an average price of $242.24 per share. Repurchases in 2022 were made pursuant to our now completed 2020 authorization and our 2021 authorization. As of December 31, 2022, we had approximately $213.7 million remaining under our 2021 authorization.

Below is detail of the company's common share repurchases during the fourth quarter of 2022.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs 1
October 1, 2022 to October 31, 2022	371,671	$277.44	371,671	$349,999,922
November 1, 2022 to November 30, 2022	100,082	290.57	100,082	320,918,746
December 1, 2022 to December 31, 2022	374,238	286.60	374,238	213,661,734
Three Months Ended December 31, 2022	845,991	$283.05	845,991	$213,661,734

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on December 1, 2021 include authorization for the Company to acquire up to $1 billion of its common shares by December 31, 2026. All common shares repurchased in the fourth quarter of 2022 were made pursuant to the 2021 authorization.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 13 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	596,240	$112.06	3,044,241
Equity compensation plans not approved by security holders	—	—	—
Total	596,240	$112.06	3,044,241

(1)Amounts in this column include outstanding restricted stock units.
(2)Number of shares available for issuance includes 2,694,914 available shares under the 2013 Long-Term Incentive Plan as of December 31, 2022 plus 349,327 available shares under the 2013 Stock Plan for Non-Employee Directors as of December 31, 2022.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2017 for the Company, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P Retail Select Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

Index (100 as of 12/31/2017)
350
300
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Murphy USA Inc.
S&P 500 Index
S&P Retail Select Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P Retail Select Index
December 31, 2017	$100	$100	$100
December 31, 2018	$95	$94	$91
December 31, 2019	$146	$121	$102
December 31, 2020	$163	$140	$142
December 31, 2021	$248	$178	$202
December 31, 2022	$348	$144	$136

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and the year-to-year comparison between 2022 and 2021. Discussions of 2020 items and the year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in the Form 10-K for the year ended December 31, 2021 filed on February 17, 2022.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, and “our” refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.

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

•Results of Operations—this section provides an analysis of our results of operations, including the results of our business segments for the two years ended December 31, 2022.

•Capital Resources and Liquidity—this section provides a discussion of our financial condition and cash flows as of and for the two years ended December 31, 2022. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies—this section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

 On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction. The acquisition expanded the MUSA network into the Northeast by adding high-performance stores that had an existing best-in-class food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities. For additional information concerning the acquisition, see Note 6, "Business Acquisition" in the accompanying audited consolidated financial statements.

QuickChek uses a weekly retail calendar where each quarter has 13 weeks. Current year QuickChek results cover the period from January 1, 2022 to December 30, 2022 and in the prior year covered January 29, 2021 (the date of acquisition) to December 31, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA®, Murphy Express, and QuickChek. Murphy USA® branded stores are almost all located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. Our standalone stores operate under the Murphy Express brand and market gasoline and other products. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek®. At December 31, 2022, we had a total of 1,712 Company stores in 27 states, of which 1,151 were Murphy USA, 404 were Murphy Express and 157 were QuickChek. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily and are volatile. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins to remain strong in a normalized environment, these sales and gross margins can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, interruptions in our fuel and merchandise supply caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases the price of retail fuel sales. Rising prices tend to cause consumers to reduce discretionary fuel consumption, however our low-price model can serve as a hedge to draw in new customers which can offset the potential loss of discretionary volumes. When wholesale fuel costs rise, the Company is not able to pass these price increases immediately on to retail customers at the pump, which in turn can negatively impact the Company’s margins. In recent periods, however, we have noticed a structural change in the industry's breakeven costs that has driven marginal retailers to preserve margins which, in turn, has allowed the Company to adjust retail prices in a more timely manner. Crude oil prices in 2022 continued to be volatile during the year with prices ranging from $71 per barrel to $124 per barrel, with an average price of $95 per barrel, compared to prices in 2021 that ranged from $47 per barrel to $86 per barrel with an average of $68 per barrel. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) was 34.3 cpg in 2022, compared to 26.3 cpg in 2021.

Our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with ethanol and biodiesel to capture and subsequently sell Renewable Identification Numbers (“RINs”).  Under the Energy Policy Act of 2005, the Environmental Protection Agency ("EPA") is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.42 per RIN for the year 2022 compared to $1.31 in 2021. Our business model does not depend on our ability to generate revenues from RINs.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2022, we had $1.3 billion of Senior Notes and a $394 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At December 31, 2022, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility and/or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2023 to range from approximately $375 million to $425 million depending on how many new stores are completed.  We intend to fund our capital program in 2023 primarily using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are highest in the second and third quarters during the summer activity months and lowest during the winter months. In 2020 and 2021, we saw disruptions to typical seasonal patterns due to the COVID-19 pandemic resulting in fuel volumes sold falling below our historical average. Beginning in 2021 a more normal seasonal pattern emerged and in 2022 fuel volumes approached and sometimes exceeded pre-pandemic levels.

Business Segments
Our business is organized into one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 23 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2022.

Results of Operations

Consolidated Results

For the year ended December 31, 2022, the Company reported net income of $672.9 million or $28.10 per diluted share on revenue of $23.4 billion.  Net income was $396.9 million for 2021 or $14.92 per diluted share on revenue of $17.4 billion. The consolidated financial results for 2022 include full year QuickChek results from January 1, 2022 to December 30, 2022 and for 2021 include QuickChek results from January 29, 2021 (date of acquisition) to December 31, 2021. The difference in timing of the period ends is immaterial to the overall consolidated results.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2022	2021	2020
Marketing	$740.9	$472.8	$442.2
Corporate and other assets	(68.0)	(75.9)	(56.1)
Net income	$672.9	$396.9	$386.1

Net income for 2022 increased compared to 2021, primarily due to:
•Higher all-in fuel contribution;
•Higher retail fuel sales volumes;
•Higher merchandise contribution;
•Lower acquisition and integration related costs

The items below partially offset the increase in earnings in the current period:
•Higher store and other operating expenses;
•Higher depreciation and amortization expense;
•Higher selling, general and administrative ("SG&A") expenses;
•Higher income tax expense

Financial Summary of 2022 Compared to 2021

Revenues for the year ended December 31, 2022 increased $6.1 billion, or 35.1%, compared to 2021.  The increase was due to higher average retail fuel prices which increased 86 cpg, or 31.0%, retail fuel volumes which increased 9.2%, merchandise sales which increased 6.1%, improved PS&W revenues including RINs, and the inclusion of QuickChek results for 12 months in 2022 compared to 11 months in 2021.
Cost of sales increased $5.5 billion, or 35.7%, compared to 2021, due to the higher average cost of fuel, which increased 42.9%, the increase of 9.2% in retail fuel volumes sold, and 5.4% higher merchandise cost of goods sold.
Store and other operating expenses increased $149.2 million, or 18.0%, in 2022 due primarily to higher payment fees (42% of the increase), higher employee related costs in part due to a non-recurring special bonus of $7.0 million, rent expense, increased store maintenance expenses and the inclusion of one additional month of QuickChek expense.  On an average per store month ("APSM") basis, store operating expenses excluding credit card fees and rent increased 10.0% in 2022 when compared to 2021.
The Company incurred $1.5 million in integration costs for QuickChek in 2022 compared to acquisition and integration costs of $10.4 million in 2021. In 2021 these included transaction-specific costs to close the acquisition and costs related to integrating technology and systems.
Depreciation and amortization expense in 2022 increased $7.8 million due primarily to the increased number of Murphy branded stores with larger formats and an additional month of QuickChek depreciation in 2022.
Selling, general and administrative expenses for 2022 were higher by $38.9 million primarily due to a $25 million charitable pledge in Q4 2022, increased employee incentive expense, and the inclusion of an additional month of expense for QuickChek.
Interest expense in 2022 increased by $2.9 million compared to 2021 due to an increase in interest rates on the term loan during the year.
The effective income tax expense rate in 2022 was 23.9% compared to 24.0% for 2021.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2022 increased $351.7 million, or 56.6%, from 2021 due primarily to higher all-in fuel margin, increased merchandise margins and was partially offset by higher store and other operating costs, selling, general and administrative costs, depreciation, and interest expense. QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For 2022, the QuickChek results cover the period from January 1, 2022, to December 30, 2022 and for 2021 the QuickChek results cover the period from January 29, 2021 (the date of acquisition) to December 31, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

 The tables below show the results for the Marketing segment for the three years ended December 31, 2022 along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2022	2021	2020
Operating revenues
Petroleum product sales	$19,230.1	$13,410.8	$8,208.6
Merchandise sales	3,903.2	3,677.7	2,955.1
Other operating revenue	312.1	271.4	100.3
Total operating revenues	23,445.4	17,359.9	11,264.0
Operating expenses
Petroleum product cost of goods sold	17,910.1	12,535.5	7,325.7
Merchandise cost of goods sold	3,136.1	2,976.1	2,495.7
Store and other operating expenses	976.5	827.1	549.0
Depreciation and amortization	204.8	197.3	146.3
Selling, general and administrative	232.5	193.6	171.1
Accretion of asset retirement obligations	2.7	2.5	2.3
Total operating expenses	22,462.7	16,732.1	10,690.1

Gain (loss) on sale of assets	(0.7)	1.6	1.3
Income (loss) from operations	982.0	629.4	575.2
Other income (expense)
Interest expense	(9.0)	(8.1)	(0.1)
Total other income (expense)	(9.0)	(8.1)	(0.1)

Income (loss) before income taxes	973.0	621.3	575.1
Income tax expense (benefit)	232.1	148.5	132.9
Net Income (loss) from operations	$740.9	$472.8	$442.2

Total tobacco sales revenue per same store sales[1,2]	$123.3	$120.2	$120.6
Total non-tobacco sales revenue per same store sales[1,2]	69.7	48.6	45.5
Total merchandise sales revenue per same store sales[1,2]	$193.0	$168.8	$166.1
[1]2021 and 2020 amounts not revised for 2022 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for Murphy Drive Reward ("MDR") redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,712	1,679	1,503
Total store months during the period	20,172	19,702	17,770

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

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2022	2021	2020
Total retail fuel contribution ($ Millions)	$1,405.0	$951.3	$895.0
Total PS&W contribution ($ Millions)	(80.8)	(72.3)	(8.5)
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	305.8	265.3	95.6
Total fuel contribution ($ Millions)	$1,630.0	$1,144.3	$982.1
Retail fuel volume - chain (Million gal)	4,751.5	4,352.2	3,900.9
Retail fuel volume - per store (K gals APSM)[1]	244.6	229.4	219.5
Retail fuel volume - per store (K gal SSS)[2]	240.9	225.8	216.2
Total fuel contribution (including retail, PS&W and RINs) (cpg)	34.3	26.3	25.2
Retail fuel margin (cpg)	29.6	21.9	22.9
PS&W including RINs contribution (cpg)	4.7	4.4	2.3
1APSM metric includes all stores open through the date of calculation
[2]2021 and 2020 amounts not revised for 2022 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Income Statements is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2022	2021	2020
Petroleum product sales	$19,230.1	$13,410.8	$8,208.6
Less Petroleum product cost of goods sold	(17,910.1)	(12,535.5)	(7,325.7)
Plus RINs and other (included in Other Operating Revenues line)	310.0	269.0	99.2
Total fuel contribution	$1,630.0	$1,144.3	$982.1

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2022	2021	2020
Total merchandise contribution ($ Millions)	$767.1	$701.6	$459.4
Total merchandise sales ($ Millions)	$3,903.2	$3,677.7	$2,955.1
Total merchandise sales ($K SSS)[1,2]	$193.0	$168.8	$166.1
Merchandise unit margin (%)	19.7%	19.1%	15.6%
Tobacco contribution ($K SSS)[1,2]	$17.7	$16.7	$16.5
Non-tobacco contribution ($K SSS)[1,2]	$20.2	$10.8	$10.0
Total merchandise contribution ($K SSS)[1,2]	$37.9	$27.5	$26.5
[1]2021 and 2020 amounts not revised for 2022 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Same store sales information compared to APSM metrics:

	Variance from prior year periods

	December 31, 2022		December 31, 2021		December 31, 2020
	SSS[1]	APSM[2]	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	5.4%	6.6%	3.0%	4.5%	(12.3)%	(11.6)%

Merchandise sales	2.9%	3.7%	1.0%	12.2%	11.7%	11.8%
Tobacco sales	2.9%	2.3%	(0.4)%	(0.8)%	12.8%	12.4%
Non tobacco sales	3.1%	6.3%	4.5%	46.2%	8.7%	10.8%

Merchandise margin	5.1%	6.8%	3.5%	37.7%	9.6%	8.6%
Tobacco margin	5.5%	4.2%	2.3%	4.3%	14.9%	13.0%
Non tobacco margin	4.7%	9.6%	5.4%	89.2%	2.0%	4.2%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Financial Summary of 2022 Compared to 2021

The Marketing segment had total revenues of $23.4 billion in 2022 compared to $17.4 billion in 2021, an increase of $6.0 billion, due primarily to a higher average retail fuel sales price, increased retail fuel volumes sold, higher merchandise sales and the inclusion of QuickChek results for an additional month.  Revenue amounts included excise taxes collected and remitted to government authorities of $2.2 billion in 2022 and $2.0 billion in 2021.
Total fuel contribution for the year ended December 31, 2022 was $1.6 billion, an increase of $485.7 million, or 42.4% over 2021. This contribution improvement was due to higher retail fuel contribution, increased fuel volumes sold for the year, and an improved contribution from PS&W margin (including RINs). Retail fuel margin on a cpg basis increased 35.2% in 2022 to 29.6 cpg, compared to 21.9 cpg in the prior year. Fuel volumes increased 9.2%, primarily due to the return of pre-pandemic trends and to new customers seeking lower prices. Total fuel sales volumes on an SSS basis were 240,940 gallons per month in 2022, an increase from 225,792 gallons per month in the prior year. Total product supply and wholesale margin dollars before RINs decreased in the current year due to timing and price-related impacts and lower spot-to-rack margins. Additionally, there was an increase in the contribution from sales of RINs. During 2022, other operating income included $305.8 million from the sale of 215.6 million RINs at an average selling price of $1.42 per RIN compared to $265.3 million from the sale of 202.0 million RINs at an average price of $1.31 per RIN in 2021.

Merchandise sales were up 6.1% in 2022 to $3.9 billion due to higher sales across the chain in most categories and the inclusion of QuickChek results for an additional month in 2022. Total merchandise contribution in 2022 increased $65.5 million, or 9.3%, to $767.1 million compared to 2021. Merchandise unit margins increased to 19.7% in 2022 from 19.1% in 2021. On an SSS basis, total merchandise sales were up 2.9%, due to a 3.1% increase in non-tobacco sales and an increase of 2.9% in tobacco products.  Total margins on a SSS basis for 2022 were up 5.1%, tobacco margins were higher by 5.5%, and non-tobacco margins increased 4.7%, mainly from increased beverage and snack categories.

Store and other operating expenses increased $149.4 million in 2022 compared to 2021 levels, an increase of 18.1%. This increase in total dollars was due primarily to higher payment fees, employee related expenses (due in part to a $7.0 million non-recurring special bonus), maintenance expenses, and to the inclusion of QuickChek stores for an additional month. Excluding credit card fees and rent on an APSM basis, store and other operating expenses at the retail level were 10.0% higher in 2022 compared to 2021 levels.

Depreciation and amortization increased $7.5 million in 2022, an increase of 3.8%. This increase was due primarily to more stores with larger formats operating in the 2022 period and an additional month of depreciation for QuickChek assets.

Selling, general and administrative expenses ("SG&A") increased $38.9 million in 2022 compared to 2021, primarily due to a charitable pledge of $25.0 million, higher employee incentive expense, and an additional month of QuickChek expenses.

Corporate and Other Assets

Loss from continuing operations for Corporate and other assets in 2022 was $68.0 million, compared to a loss of $75.9 million in 2021. The $7.9 million improvement from the previous year was mainly due to $8.9 million less in acquisition and integration costs, a $2.9 increase in investment income, and was partially offset by $2.0 million in higher interest expense and an increase of $2.5 million in other nonoperating expenses.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2022.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020

Net income	$672.9	$396.9	$386.1
Income tax expense (benefit)	210.9	125.0	123.0
Interest expense, net of interest income	82.3	82.3	50.2
Depreciation and amortization	220.4	212.6	161.0
EBITDA	1,186.5	816.8	720.3
Accretion of asset retirement obligations	2.7	2.5	2.3
(Gain) loss on sale of assets	(2.1)	(1.5)	(1.3)
Acquisition related costs	1.5	10.4	1.7
Other nonoperating (income) expense	2.3	(0.2)	(0.3)
Adjusted EBITDA	$1,190.9	$828.0	$722.7

Capital Resources and Liquidity

Significant Sources of Capital

As of December 31, 2022, we had $60.5 million of cash and cash equivalents and total marketable securities of $22.3 million.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.  We have a committed cash flow revolving credit facility (the "revolving facility") of $350 million, which was undrawn at December 31, 2022, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the revolving facility may be extended at our request and with the consent of the participating lenders.
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
Operating Activities
Net cash provided by operating activities was $994.7 million for the year ended December 31, 2022 and $737.4 million for the comparable period in 2021, an increase of $257.3 million, or 34.9%, mainly due to an increase in net income of $276.0 million in 2022, increased depreciation of $7.8 million, and increased deferred and noncurrent tax changes of $12.5 million, partially offset by a decrease in the amount of cash provided from changes in noncash working capital in 2022 of $38.0 million.  For the current year, cash provided by changes in noncash operating working capital of $44.8 million was due to an increase of $180.1 million in accounts payable and accrued liabilities, offset by increases of $84.7 million in accounts receivable, $26.9 million in inventories, and $23.7 million in prepaid expenses and other current assets. The changes in accounts receivable and accounts payable were due to timing of invoicing, billing, payments, and receipts and were further affected by increased fuel and merchandise inventory prices which affected inventories and accounts payable. See also Note 17 "Other financial information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2022.

Investing Activities
For the year ended December 31, 2022, cash required by investing activities was $319.3 million compared to cash required by investing activities of $914.2 million in 2021. The decrease in cash required by investing activities of $594.9 million compared to the previous year was primarily due to the $641.1 million cash purchase of QuickChek in 2021, an increase in cash from the sale of assets of $5.4 million and other investing activities which were lower by $1.2 million. These decreases were partially offset by higher capital expenditures which required cash of $305.3 million in 2022 compared to $274.7 million in 2021 primarily due to new store openings, and an investment in marketable securities of $22.2 million.
Financing Activities
Financing activities in the year ended December 31, 2022 required net cash of $871.3 million compared to net cash provided of $269.6 million in the year ended December 31, 2021. The $1.1 billion change in financing cash required was due to a decrease in net borrowings of $683.7 million, an increase of $451.4 million in share repurchases, an increase of $13.1 million in amounts related to share-based compensation, an increase of $2.6 million in cash dividends paid, partially offset by lower debt issuance costs of $9.9 million. Borrowings of debt in 2021 were related to the QuickChek acquisition and there were no net borrowings in 2022.
Dividends
The Company paid dividends of $1.27 per common share during 2022 for total payments of $29.9 million, compared to $1.04 per common share, or $27.3 million in 2021. As part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.
Share Repurchase program
On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that we began to utilize upon the completion of our 2020 $500 million share repurchase authorization. The 2021 authorization expires December 31, 2026, unless utilized in full before such time. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.
    During the year 2022, we repurchased a total of 3,328,795 common shares for $806.4 million, at an average price of $242.24 per share. Repurchases in 2022 were made pursuant to our now completed 2020 authorization and our 2021 authorization. As of December 31, 2022, we had approximately $213.7 million remaining under our 2021 authorization.

Debt
 Our long-term debt at December 31, 2022 and 2021 was as set forth below:

	December 31,
(Millions of dollars)	2022	2021
5.625% senior notes due 2027 (net of unamortized discount of $1.6 at 2022 and $2.0 at 2021)	$298.4	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.2 at 2022 and $4.8 at 2021)	495.8	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.1 at 2022 and $5.7 at 2021)	494.9	494.3
Term loan due 2028 (effective interest rate of 5.95% at 2022 and 2.27% at 2021) net of unamortized discount of $0.7 at 2022 and $0.9 at 2021	393.3	397.1
Capitalized lease obligations, vehicles, due through 2026	2.3	2.7
Capitalized lease obligations, buildings, due through 2059	131.3	138.9
Unamortized debt issuance costs	(9.1)	(11.1)
Total long-term debt	1,806.9	1,815.1
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,791.9	$1,800.1

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350.0 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $394.0 million at December 31, 2022. The revolving facility expires January 2026 while the term loan is due January 2028 and requires quarterly principal payments of $1.0 million beginning July 1, 2021. As of December 31, 2022, we had none outstanding under the revolving facility while there were $4.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2022, our total leverage ratio was 1.51 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed $100 million in any fiscal year and an additional ability to make restricted payments in an aggregate not to exceed the greater of $106.7 million, or 4.5% of consolidated net tangible assets over the life of the credit agreement.

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain 100% owned subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 10 "Long Term Debt" in the accompanying consolidated financial statements for the three years ended December 31, 2022.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2022 and accounted for the vast majority of our total assets as of December 31, 2022. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2022.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,827.6	$15.0	$27.4	$26.7	$1,758.5
Operating lease obligations	773.7	49.8	98.3	95.0	530.6
Purchase obligations [2]	497.0	339.1	132.6	13.5	11.8
Asset retirement obligations	163.7	—	—	—	163.7
Other long-term obligations, including interest on long-term debt	544.0	83.7	164.7	151.0	144.6
Total	$3,806.0	$487.6	$423.0	$286.2	$2,609.2
[1]For additional information, see Note 10 “Long-Term Debt” in the accompanying audited consolidated financial statements.
[2]Primarily includes ongoing new retail store construction in progress at December 31, 2022, commitments to purchase land, take-or-pay supply contracts and other services. See Note 19 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2022.

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
The following table outlines our capital spending and investments by category for the three years ended December 31, 2022:

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Marketing:
Company stores	$245.7	$221.2	$175.9
Terminals	—	2.5	2.0
Sustaining capital	33.4	21.8	22.9
Corporate and other assets	26.7	32.0	26.3
Total	$305.8	$277.5	$227.1

We currently expect capital expenditures for the full year 2023 to range from approximately $375 million to $425 million, including $285 million to $315 million for retail growth, approximately $50 million to $60 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 19 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2022 included in this Annual Report on Form 10-K.

Critical Accounting Policies
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 12 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2022 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2022, 2021, or 2020. See also Note 11 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2022.
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as Russia's invasion of Ukraine, that impact the supply and demand and prices of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, and the government reaction in response thereof; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Commodity Price Risk
We are exposed to market risks related to the volatility in the price of crude oil and refined products (primarily gasoline and diesel) used in our operations. These fluctuations can affect our revenues and purchases, as well as the cost of operating, investing, and financing activities.  We make limited use of derivative instruments to manage certain risks related to commodity prices. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by our middle-office function and the Company’s senior management.
As described in Note 15 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2022 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
    We have exposure to interest rate risks related to volatility of our floating rate term loan with a balance as of December 31, 2022 of $394 million and to our cash flow revolver facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
    As described in Note 15 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $67.5 million of our outstanding term loan amount at December 31, 2022. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2022.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-40, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2022.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2022 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023 under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023 under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023 under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	40

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

3.1	Murphy USA Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Murphy USA’s Quarterly Report on Form 10-Q filed November 8, 2013)
3.2	Murphy USA Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 Murphy USA’s Current Report on Form 8-K filed March 18, 2022)
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

10.12*	Form of Murphy USA 2013 Long-Term Incentive Plan Option Agreement (February 2023 grants)
10.13*	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (February 2023 grants)
10.14*	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Stock Unit Agreement (February 2023 grants)
10.15*	Form of Murphy USA 2013 Non-Employee Director Equity Grant (February 2023 grants)
10.16*	Form of Murphy USA 2013 Non-Employee Director Cash Deferral Equity Grant (February 2023 grants)
21*	List of Subsidiaries of Murphy USA
22*	List of Subsidiary Guarantors and Issuers of Guaranteed Debt
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA, Inc.

By:	/s/ R. Andrew Clyde	Date:	February 15, 2023
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2022 was $2,459.3 million. Some retail sites may generate negative cash flow or experience events that indicate carrying values might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the

Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s triggering events assessment process over property, plant and equipment, including controls related to the identification of impairment triggers. We evaluated the asset group level at which the Company’s analysis was performed. We assessed the Company’s methodology of identifying retail site specific factors to be considered in the triggering events analysis, including length of the time period used by the Company to evaluate retail site profitability to identify triggering events. We also compared the historical cash flows by asset group to the general ledger information to assess the reliability of the information used.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 15, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Dallas, Texas
February 15, 2023

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$60.5	$256.4
Marketable securities, current	17.9	—
Accounts receivable—trade, less allowance for doubtful accounts of $0.3 in 2022 and $0.1 in 2021, respectively	281.7	195.7
Inventories, at lower of cost or market	319.1	292.3
Prepaid expenses and other current assets	47.6	23.4
Total current assets	726.8	767.8
Marketable securities, non-current	4.4	—
Property, plant and equipment, at cost less accumulated depreciation
and amortization of $1,553.1 in 2022 and $1,373.4 in 2021, respectively	2,459.3	2,378.4
Operating lease right of use assets, net	449.6	419.2
Intangible assets, net of amortization	140.4	140.7
Goodwill	328.0	328.0
Other assets	14.7	14.1
Total assets	$4,123.2	$4,048.2
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.0	$15.0
Trade accounts payable and accrued liabilities	839.2	660.3
Total current liabilities	854.2	675.3
Long-term debt, including capitalized lease obligations	1,791.9	1,800.1
Deferred income taxes	327.4	295.9
Asset retirement obligations	43.3	39.2
Non-current operating lease liabilities	444.2	408.9
Deferred credits and other liabilities	21.5	21.6
Total liabilities	3,482.5	3,241.0
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2022 and 2021, respectively)	0.5	0.5
Treasury stock (25,017,324 and 21,831,904 shares held at
December 31, 2022 and 2021, respectively)	(2,633.3)	(1,839.3)
Additional paid in capital (APIC)	518.9	534.8
Retained earnings	2,755.1	2,112.4
Accumulated other comprehensive income (AOCI)	(0.5)	(1.2)
Total stockholders' equity	640.7	807.2
Total liabilities and stockholders' equity	$4,123.2	$4,048.2
See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2022	2021	2020
Operating Revenues
Petroleum product sales [1]	$19,230.1	$13,410.8	$8,208.6
Merchandise sales	3,903.2	3,677.7	2,955.1
Other operating revenues	312.8	272.0	100.6
Total operating revenues	23,446.1	17,360.5	11,264.3
Operating Expenses
Petroleum product cost of goods sold [1]	17,910.1	12,535.5	7,325.7
Merchandise cost of goods sold	3,136.1	2,976.1	2,495.7
Store and other operating expenses	976.5	827.3	549.1
Depreciation and amortization	220.4	212.6	161.0
Selling, general and administrative	232.5	193.6	171.1
Accretion of asset retirement obligations	2.7	2.5	2.3
Acquisition related costs	1.5	10.4	1.7
Total operating expenses	22,479.8	16,758.0	10,706.6

Gain (loss) on sale of assets	2.1	1.5	1.3
Income (loss) from operations	968.4	604.0	559.0
Other income (expense)
Investment income	3.0	0.1	1.0
Interest expense	(85.3)	(82.4)	(51.2)
Other nonoperating income (expense)	(2.3)	0.2	0.3
Total other income (expense)	(84.6)	(82.1)	(49.9)
Income before income taxes	883.8	521.9	509.1
Income tax expense (benefit)	210.9	125.0	123.0
Net Income	$672.9	$396.9	$386.1
Basic and Diluted Earnings Per Common Share:
Basic	$28.63	$15.14	$13.25
Diluted	$28.10	$14.92	$13.08
Weighted-average shares outstanding (in thousands):
Basic	23,506	26,210	29,132
Diluted	23,950	26,604	29,526
Supplemental information:
[1] Includes excise taxes of:	$2,180.2	$2,041.7	$1,760.0

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Net income	$672.9	$396.9	$386.1

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	(0.1)	(0.9)
Unrealized gain (loss)	—	0.1	(3.4)
Reclassified to interest expense (interest rate swap):
Realized (gain) loss reclassified to interest expense	—	0.1	0.9
Amortization of unrealized gain to interest expense	0.9	0.9	—
	0.9	1.0	(3.4)
Deferred income tax expense (benefit)	0.2	0.3	(0.8)
Other comprehensive income (loss)	0.7	0.7	(2.6)
Comprehensive income	$673.6	$397.6	$383.5

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Operating Activities
Net income	$672.9	$396.9	$386.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	220.4	212.6	161.0
Deferred and noncurrent income tax charges (benefits)	31.5	19.0	2.5
Accretion of asset retirement obligations	2.7	2.5	2.3
Amortization of discount on marketable securities	(0.1)	—	—
Pretax (gains) losses from sale of assets	(2.1)	(1.5)	(1.3)
Net (increases) decrease in noncash operating working capital	44.8	82.8	(13.1)
Other operating activities - net	24.6	25.1	26.2
Net cash provided (required) by operating activities	994.7	737.4	563.7
Investing Activities
Property additions	(305.3)	(274.7)	(230.7)
Payments for acquisition, net of cash acquired	—	(641.1)	—
Proceeds from sale of assets	8.8	3.4	8.1
Investment in marketable securities	(22.2)	—	—
Other investing activities - net	(0.6)	(1.8)	(1.7)
Net cash provided (required) by investing activities	(319.3)	(914.2)	(224.3)
Financing Activities
Purchase of treasury stock	(806.4)	(355.0)	(399.6)
Dividends paid	(29.9)	(27.3)	(6.9)
Repayments of debt	(20.2)	(224.3)	(38.9)
Borrowings of debt	5.0	892.8	—
Debt issuance costs	—	(9.9)	—
Amounts related to share-based compensation	(19.8)	(6.7)	(10.7)
Net cash provided (required) by financing activities	(871.3)	269.6	(456.1)
Net change in cash, cash equivalents, and restricted cash	(195.9)	92.8	(116.7)
Cash, cash equivalents, and restricted cash at January 1	256.4	163.6	280.3
Cash, cash equivalents, and restricted cash at December 31	$60.5	$256.4	$163.6

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2019	46,767,164	$0.5	$(1,099.8)	$538.7	$1,362.9	$0.7	$803.0
Net income	—	—	—	—	386.1	—	386.1
Cumulative effect of a change in accounting principle	—	—	—	—	1.1	—	1.1
Loss on interest rate hedge, net of tax	—	—	—	—	—	(2.6)	(2.6)
Cash dividends declared, ($0.25 per share)	—	—	—	—	(6.9)	—	(6.9)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(399.6)	—	—	—	(399.6)
Issuance of treasury stock	—	—	8.5	(9.0)	—	—	(0.5)
Amounts related to share-based compensation	—	—	—	(10.7)	—	—	(10.7)
Share-based compensation expense	—	—	—	14.2	—	—	14.2
Balance as of December 31, 2020	46,767,164	0.5	(1,490.9)	533.3	1,743.1	(1.9)	784.1
Net income	—	—	—	—	396.9	—	396.9
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.04 per share)	—	—	—	—	(27.3)	—	(27.3)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(355.0)	—	—	—	(355.0)
Issuance of treasury stock	—	—	6.6	(6.5)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(6.7)	—	—	(6.7)
Share-based compensation expense	—	—	—	14.4	—	—	14.4
Balance as of December 31, 2021	46,767,164	0.5	(1,839.3)	534.8	2,112.4	(1.2)	807.2
Net income	—	—	—	—	672.9	—	672.9
Gain on interest rate hedge, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.27 per share)	—	—	—	—	(29.9)	—	(29.9)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(806.4)	—	—	—	(806.4)
Issuance of treasury stock	—	—	12.4	(12.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(19.8)	—	—	(19.8)
Share-based compensation expense	—	—	—	16.0	—	—	16.0
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

The business of Murphy USA Inc. and its subsidiaries (“Murphy USA”, "we", or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  Murphy USA was incorporated in March 2013. The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA. On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction. For additional information concerning the acquisition, see Note 6, "Business Acquisition".

Murphy USA markets refined products through a network of retail gasoline stores and unbranded wholesale customers and in addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® which are almost all located in close proximity to Walmart stores, markets gasoline and other products at standalone stores under the Murphy Express brand, and also has a mix of convenience stores and convenience stores with retail gasoline that operate under the name of QuickChek®. At December 31, 2022, Murphy USA had a total of 1,712 Company stores in 27 states, of which 1,151 were Murphy USA, 404 were Murphy Express and 157 were QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

petroleum products collected and remitted were $2.2 billion in 2022, $2.0 billion in 2021, and $1.8 billion in 2020.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES – The Company considers highly liquid treasury notes, corporate debt securities, and other funds with original maturities of more than three months to be marketable securities. Securities with less than one year to maturity are included in short-term marketable securities, and all other securities are classified as long-term marketable securities. Marketable securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Marketable securities are classified as available-for-sale when the Company does not have the intent to hold securities to maturity to allow flexibility in response to liquidity needs and are carried at fair value. The Company records securities at fair value on its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). See Note 5 "Marketable Securities" and Note 18 "Assets and Liabilities Measured at Fair Value" for additional information on our policy and the fair value measurement of the Company's marketable securities.

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

INVENTORIES – Inventories of petroleum products located at Murphy branded stores are valued at the lower of cost, generally applied on a last-in, first-out (“LIFO”) basis, or market, while petroleum products located at QuickChek branded stores are valued at weighted average cost. Any increments to LIFO inventory volumes are valued based on the first purchase price for these volumes during the year. Merchandise inventories held for resale at Murphy branded stores are carried at average cost. Certain merchandise inventories at QuickChek stores are on a LIFO basis while all other items are valued on average cost. Materials and supplies are valued at the lower of average cost or net realizable value.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stores,

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvements to gasoline stores and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $1.1 million in 2022, $2.1 million in 2021 and $1.4 million in 2020.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of similar properties. At December 31, 2022 and 2021, the Company had no open LKE transactions with an intermediary.

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
IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment and finite-lived assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested annually. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (AOCI) in the consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in Accumulated other comprehensive income is recognized immediately in earnings. If a hedge is de-designated, hedge accounting will no longer apply and from that time the gain and losses will be recognized in earnings and any accumulated amounts in other comprehensive income will be amortized to earnings over the remaining life of the underlying instrument. See Note 15 "Financial Instruments and Risk Management" and Note 18 "Assets and Liabilities Measured at Fair Value" for further information about the Company’s derivatives.
STOCK-BASED COMPENSATION – The fair value of awarded stock options, restricted stock, restricted stock units and performance stock units is determined based on a combination of management assumptions for awards issued. The Company uses the Black-Scholes option pricing model for computing the fair value of stock options. The primary assumptions made by management included the expected life of the stock option award and the expected volatility of the Company’s common stock prices. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the requisite service period of three years. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based stock units that are based on performance compared against a peer group and the related expense is recognized over the three-year requisite service period. Management estimates the number of all awards that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense when known. See Note 13 "Incentive Plans" for a discussion of the basis of allocation of such costs.

USE OF ESTIMATES – In preparing the financial statements of the Company in conformity with U.S. GAAP, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Marketing Segment
Petroleum product sales (at retail) [1]	$17,198.9	$12,022.7	$7,444.6
Petroleum product sales (at wholesale) [1]	2,031.2	1,388.1	764.0
Total petroleum product sales	19,230.1	13,410.8	8,208.6
Merchandise sales	3,903.2	3,677.7	2,955.1
Other operating revenues:
RINs	305.8	265.3	95.5
Other revenues [2]	6.3	6.1	4.8
Total marketing segment revenues	23,445.4	17,359.9	11,264.0
Corporate and Other Assets	0.7	0.6	0.3
Total revenues	$23,446.1	$17,360.5	$11,264.3

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at December 31, 2022 and 2021 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2022 and December 31, 2021, we had $164.1 million and $111.8 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2022	2021
Petroleum products - FIFO basis	$367.0	$339.8
Store merchandise for resale - FIFO basis	192.1	173.1
Less LIFO reserve	(250.7)	(228.0)
Total petroleum products and store merchandise inventory	308.4	284.9
Materials and supplies	10.7	7.4
Total inventories	$319.1	$292.3

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At December 31, 2022 and 2021, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $249.1 million and $227.5 million, respectively, and store merchandise for resale by $1.6 million and $0.5 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Marketable Securities

The Company invests a portion of its excess operational cash in marketable securities. The goal of the Company's investment policy, in order of priority, are as follows: (1) preservation of principal, (2) maintaining a high degree of liquidity to meet cash flow requirements, and (3) deliver competitive returns subject to prevailing market conditions and the Company's stated objectives related to safety and liquidity. Nothing in the policy is intended to indicate that management must invest excess operational cash; it merely allows it subject to specific limitations.

Securities are generally required to have a final maturity of 24 months or less with a weighted average maturity for the portfolio of no longer than 12 months and must have an active secondary market. Investments may include U.S. Treasury bills, notes and bond, U.S. Agency securities, repurchase agreements, certificates of deposit, institutional, government money market funds that maintain a stable $1.00 net asset value, domestic and foreign commercial paper, municipal securities, domestic and foreign debt issued by corporations or financial institutions with the primary objective of minimizing the potential risk of principal loss. The Company determines the classification of its marketable securities based on its investment strategy at the time of purchase. All marketable securities in the periods presented have been classified as available-for-sale.

The carrying values of marketable securities within cash and cash equivalents and marketable securities consist of the following:

	December 31, 2022
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Marketable securities current
Cash and cash equivalents	$—	$—	$—	$—
U S Govt Bonds	8.8	—	—	8.8
Corporate bonds	6.0	—	—	6.0
Non U S Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	17.9	—	—	17.9
Marketable securities non-current
Corporate bonds	4.4	—	—	4.4
Total Marketable Securities	$22.3	$—	$—	$22.3

The amortized cost basis and fair value of the Company's available-for-sale marketable securities at December 31, 2022, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$19.3	$19.3
1 to 2 years	3.0	3.0
Total	$22.3	$22.3

There was no impairment on any available-for-sale marketable securities as of December 31, 2022, while there were none at December 31, 2021.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Business Acquisition

On January 29, 2021, MUSA acquired 100% of QuickChek, a privately-held convenience store chain with a regional brand which consisted of 156 stores located in New Jersey and New York, in an all-cash transaction. The acquisition was made to expand the MUSA network into the Northeast by adding stores that had an existing food and beverage model and is consistent with the Company's stated strategic priorities of developing enhanced food and beverage capabilities and accelerating its growth plans.

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

The following table summarizes the fair value of the consideration transferred at the date of the acquisition, as well as the calculation of goodwill based on the excess of consideration over the fair value of net assets acquired:

(Millions of dollars)	January 29, 2021
Cash paid to shareholders	$641.9
Less: cash and cash equivalents acquired	0.8
Fair value of consideration transferred, net of cash acquired	$641.1

Assets acquired:
Accounts receivable	$8.0
Inventories	24.3
Prepaid expenses and other current assets	5.5
Property and equipment	447.1
Right of use assets	237.6
Other assets	5.4
Identified intangible assets	106.8
Liabilities assumed:
Accounts payable and accrued expenses	(68.4)
Deferred income tax liabilities	(58.5)
Asset retirement obligation	(1.2)
Current and long term debt, including finance lease obligations	(148.5)
Deferred credits and other liabilities	(7.4)
Operating lease liabilities	(237.6)
Net assets acquired	313.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions of dollars)	January 29, 2021
Goodwill	328.0
Fair value of consideration transferred, net of cash and cash equivalents acquired	$641.1

In connection with the acquisition, the Company recognized certain acquisition-related expenses which were expensed as incurred. These expenses, recognized within acquisition related costs in the consolidated statements of operations, include amounts related to transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition in the amount of $1.5 million, $10.4 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 – Property, Plant and Equipment

		December 31, 2022		December 31, 2021
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$645.2	$645.2	$639.4	$639.4
Real estate finance lease	1 to 40 years	147.7	122.2	147.1	134.3
Pipeline and terminal facilities	16 to 25 years	83.7	42.5	83.2	44.5
Retail gasoline stores	3 to 50 years	2,897.7	1,536.4	2,657.8	1,451.1
Buildings	20 to 45 years	71.0	47.2	70.7	49.7
Other	3 to 20 years	167.1	65.8	153.6	59.4
		$4,012.4	$2,459.3	$3,751.8	$2,378.4

Depreciation expense of $219.4 million, $211.6 million and $160.0 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8 – Goodwill and Intangible Assets

The Company's goodwill resides in its Marketing segment and none of the goodwill is deductible for tax purposes.

	December 31,
(Millions of dollars)	2022	2021
Goodwill balance, at beginning of period	$328.0	$—
QuickChek acquisition	—	328.0
Goodwill balance, at end of period	$328.0	$328.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with our acquisition of QuickChek on January 29, 2021, we recorded the following amounts of intangible assets.

	Remaining Useful Life	January 29, 2021
(Millions of dollars)	(in years)	Carrying Value
Intangible assets subject to amortization:
Intangible lease liability	13.6	$(9.1)
Intangible assets not subject to amortization:
Trade name	n/a	115.4
Liquor licenses	n/a	0.5
Total intangible assets		$106.8

We amortize intangible assets subject to amortization on a straight-line or accelerated basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization was in addition to the Company's existing intangible asset pipeline space, which is being amortized over a 40-year life.

Intangible assets at December 31, 2022 and 2021 consisted of the following:

	Remaining Useful Life (in years)	December 31, 2022		December 31, 2021
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	32.7	$39.6	$32.7	$39.6	$33.7
Intangible lease liability	11.4	(9.1)	(7.9)	(9.1)	(8.6)
Total intangible assets subject to amortization		30.5	24.8	30.5	25.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.4	$146.1	$140.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2022	2021
Trade accounts payable	$547.6	$392.5
Excise taxes/withholdings payable	93.2	93.6
Accrued insurance obligations	51.8	46.2
Accrued taxes other than income	44.6	41.4
Accrued compensation and benefits	46.6	36.5
Current operating lease liabilities	20.5	18.1
Other	34.9	32.0
Accounts payable and accrued liabilities	$839.2	$660.3

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2022	2021
5.625% senior notes due 2027 (net of unamortized discount of $1.6 at 2022 and $2.0 at 2021)	$298.4	$298.0
4.75% senior notes due 2029 (net of unamortized discount of $4.2 at 2022 and $4.8 at 2021)	495.8	495.2
3.75% senior notes due 2031 (net of unamortized discount of $5.1 at 2022 and $5.7 at 2021)	494.9	494.3
Term loan due 2028 (effective interest rate of 5.95% at 2022 and 2.27% at 2021) net of unamortized discount of $0.7 at 2022 and $0.9 at 2021	393.3	397.1
Capitalized lease obligations, vehicles, due through 2026	2.3	2.7
Capitalized lease obligations, buildings, due through 2059	131.3	138.9
Unamortized debt issuance costs	(9.1)	(11.1)
Total long-term debt	1,806.9	1,815.1
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,791.9	$1,800.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400.0 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350.0 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $394.0 million at December 31, 2022. The revolving facility expires January 2026 while the term loan is due January 2028 and requires quarterly principal payments of $1.0 million beginning July 1, 2021. As of December 31, 2022, we had none outstanding under the revolving facility, while there were $4.7 million in outstanding letters of credit, which reduces the amount available to borrow.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2022, our total leverage ratio was 1.5 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in an aggregate not to exceed the greater of $106.7 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party thereto.

Note 11 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at December 31, 2022 and 2021 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table:

	December 31,
(Millions of dollars)	2022	2021
Balance at beginning of period	$39.2	$35.1
Addition for acquisition	—	1.2
Accretion expense	2.7	2.5
Settlement of liabilities	(2.3)	(1.0)
Liabilities incurred	3.7	1.4
Balance at end of period	$43.3	$39.2

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2022 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Income (loss) before income taxes	$883.8	$521.9	$509.1
Income tax expense (benefit)
Federal - Current	$143.5	$86.2	$96.0
Federal - Deferred	33.0	14.4	4.7
State - Current and deferred	34.4	24.4	22.3
Total	$210.9	$125.0	$123.0

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Income tax expense based on the U.S. statutory tax rate	$185.6	$109.6	$106.9
State income taxes, net of federal benefit	28.0	19.2	17.5
Federal credits	(2.9)	(2.2)	(1.9)
Other, net	0.2	(1.6)	0.5
Total	$210.9	$125.0	$123.0

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2022	2021
Deferred tax assets
Property costs and asset retirement obligations	$5.9	$5.2
Net operating loss	—	6.3
Employee benefits	10.7	8.6
Operating leases liability	97.6	89.7
Other deferred tax assets	13.6	11.8
Total gross deferred tax assets	127.8	121.6
Deferred tax liabilities
Accumulated depreciation and amortization	(316.0)	(285.4)
State deferred taxes	(30.5)	(31.7)
Operating leases right of use assets	(94.4)	(88.0)
Other deferred tax liabilities	(14.3)	(12.4)
Total gross deferred tax liabilities	(455.2)	(417.5)
Net deferred tax liabilities	$(327.4)	$(295.9)

In management’s judgment, the deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or utilized by available tax planning strategies.

As of December 31, 2022, the earliest year remaining open for Federal audits and/or settlement is 2019 and for state audits and/or settlement is 2018. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2022 and 2021 is shown in the following table:

	Year Ended December 31,
(Millions of dollars)	2022	2021
Balance at January 1	$0.5	$0.4
Additions for tax positions related to prior years	0.2	0.3
Expiration of statutes of limitation	(0.1)	(0.2)
Balance at December 31	$0.6	$0.5

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2022, 2021 and 2020 included immaterial amounts of interest and penalties, associated with uncertain tax positions. Of these amounts shown in the table, $0.5 million and $0.4 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate for the years ended December 31, 2022 and 2021, respectively.

During the next twelve months, the Company does not expect a material change to the liability for uncertain taxes. Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2023.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2022, 2021 and 2020 were $2.9 million, $4.9 million, and $2.2 million, respectively.

Note 13 — Incentive Plans

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

During the period from August 30, 2013 to December 31, 2022, the Company granted a total of 2,805,086 awards from the MUSA 2013 Plan which leaves 2,694,914 remaining shares to be granted in future years (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, dividend equivalent units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 150,673 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 349,327 shares available to be granted in the future.
Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Compensation charged against income before income tax benefit	$16.0	$14.4	$14.3
Related income tax benefit recognized in income	$3.4	$3.0	$3.0
As of December 31, 2022, there was $24.0 million in compensation costs to be expensed over approximately the next 1.8 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $1.0 million, $0.3 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company issues dividend equivalent units ("DEU") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEU mirror the underlying awards and will only vest if the related award vests. DEU's issued are included with grants in each respective table as applicable.
STOCK OPTIONS (MUSA 2013 Plan) – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date.
Most of the nonqualified stock options granted to certain employees by the Committee were granted in February 2022.
Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2022	2021	2020
Fair value per option grant	$51.46	$32.00	$28.28
Assumptions
Dividend yield	0.6%	0.8%	—%
Expected volatility	32.2%	32.3%	28.1%
Risk-free interest rate	1.8%	0.4%	1.5%
Expected life (years)	4.7	4.6	4.7
Stock price at valuation date	$181.18	$126.00	$106.72

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in options outstanding for Company employees during the period from December 31, 2021 to December 31, 2022 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2021	366,100	90.44
Granted	55,150	181.80
Exercised	(98,200)	69.95
Forfeited	(9,100)	119.43
Outstanding at December 31, 2022	313,950	$112.06	4.1	$52.6

Exercisable at December 31, 2022	150,450	$80.68	2.8	$29.9

Additional information about stock options outstanding at December 31, 2022 is shown below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$60.00 to $89.99	120,500	2.6	118,700	2.6
$90.00 to $119.99	63,800	4.0	31,750	3.8
$120.00 to $149.99	74,500	5.1	—	—
$180.00 to $209.99	55,150	6.1	—	—
	313,950	4.1	150,450	2.8

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2021 to December 31, 2022 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2021	175,627	$95.93
Granted	42,258	$186.55
Vested and issued	(60,070)	$80.10	$11.6
Forfeited	(8,449)	$138.83
Outstanding at December 31, 2022	149,366	$125.51	$41.8

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2022, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a three-year return on average capital employed (ROACE) calculation and the other half vest based on a three-year total shareholder return (TSR) calculation that compares MUSA to a group of 18 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $259.17 per unit.  For the ROACE portion of the awards, the valuation was based on the grant

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date fair value of $181.18 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2021 to December 31, 2022 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2021	127,638	$117.59
Granted	78,949	$217.81
Vested and issued	(94,226)	$87.62	$17.1
Forfeited	(6,360)	$133.98
Outstanding at December 31, 2022	106,001	$160.03	$29.6

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  These awards typically vest at the end of three years.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2021 to December 31, 2022 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2021	30,664	$100.23
Granted	7,994	$172.88
Vested and issued	(11,735)	$75.96	$2.1
Outstanding at December 31, 2022	26,923	$132.38	$7.5

Note 14 — Employee and Retiree Benefit Plans

THRIFT PLAN – Most full-time employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions for Murphy USA eligible employees at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis for Murphy USA employees.  Eligible employees receive a stated percentage of their base and incentive pay of 5%, 7%, or 9% determined on a formula that is based on a combination of age and years of service.  The Company maintained the thrift plan of QuickChek on acquisition, and matches 100% of the first 3% and 50% of the next 2% contributed by eligible employees. The Company’s combined expenses related to these plans were $17.3 million in 2022, $16.9 million in 2021 and $15.3 million in 2020.

PROFIT SHARING PLAN – Eligible part-time employees of Murphy USA may participate in the Company’s noncontributory profit sharing plan.  Each year, the Company may make a discretionary employer contribution in an amount determined and authorized at the discretion of the Board of Directors.  Eligible employees receive an allocation based on their compensation earned for the year the contribution is allocated.  The Company’s expenses related to this plan were $1.6 million in 2022, $1.1 million in 2021 and $1.8 million in 2020.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan for Murphy USA employees, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly-compensated individuals. The liability balances, net of associated assets, were $5.5 million and $4.7 million, at December 31, 2022 and 2021, respectfully.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of December 31, 2022, all current commodity derivative activity is immaterial.

Cash deposits were none at December 31, 2022 and at December 31, 2021 the cash deposit was $0.6 million related to commodity derivative contracts and were reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to reduce the reported net liabilities on the derivative contracts at December 31, 2022 and 2021.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statement of income in interest expense. The current loan balance subject to the hedge is $67.5 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.9 million for the twelve months ended December 31, 2022 and 2021, leaving a balance of $0.6 million at December 31, 2022. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 16 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, the Board of Directors approved a share repurchase authorization of up to $1 billion to begin upon completion of the $500 million authorization made in October 2020, and is to be executed by December 31, 2026. During the year 2022, the total number of share repurchases were 3,328,795 common shares for $806.4 million, at an average price of $242.24 per share. The 2022 shares repurchased included 3,226,379 common shares for $786.3 million, at an average price of $243.72 per share under the 2021 $1 billion authorization, leaving approximately $213.7 million remaining available, as of December 31, 2022, and included 102,416 common shares repurchased for $20.0 million, at an average price of $195.45 per share which completed the October 2020 $500 million authorization.

Purchases in 2021 and 2020 under the October 2020 authorization were 2,398,477 common shares for $355.0 million, at an average price of $148.00 per share and 969,654 common shares for $125.0 million, at an average price of $128.91 per share, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2022, 2021, and 2020.

	Years ended December 31,
(Millions of dollars except per share amounts)	2022	2021	2020
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$672.9	$396.9	$386.1

Weighted average common shares outstanding (in thousands)	23,506	26,210	29,132
Earnings per common share	$28.63	$15.14	$13.25

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$672.9	$396.9	$386.1
Weighted average common shares outstanding (in thousands)	23,506	26,210	29,132
Common equivalent shares:
Share-based awards	444	394	394
Weighted average common shares outstanding - assuming dilution (in thousands)	23,950	26,604	29,526

Earnings per common share assuming dilution	$28.10	$14.92	$13.08

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2022	2021	2020
Stock options	—	80,500	75,600
Restricted share units	—	1,562	20,137
Total anti-dilutive shares	—	82,062	95,737

Note 17 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (collected), net of refunds, were $199.7 million, $120.4 million and $96.5 million for the three years ended December 31, 2022, 2021 and 2020, respectively. Interest paid, net of amounts capitalized, was $81.6 million, $70.8 million and $49.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN WORKING CAPITAL -

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Accounts receivable	$(84.7)	$(18.9)	$4.9
Inventories	(26.9)	11.1	(51.7)
Prepaid expenses and other current assets	(23.7)	(3.6)	16.6
Accounts payable and accrued liabilities	180.1	102.9	8.3
Income taxes payable	—	(8.7)	8.8
Net decrease (increase) in noncash operating working capital	$44.8	$82.8	$(13.1)

Note 18 — Assets and Liabilities Measured at Fair Value

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 5 "Marketable Securities" in these consolidated financial statements for the period ended December 31, 2022. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 14 "Employee and Retirement Benefit Plans" in these consolidated financial statements for the period ended December 31, 2022.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 15 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended December 31, 2022, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis, as of December 31, 2022 and 2021:

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U S Govt Bonds	$—	$8.8	$—	$8.8
Corporate bonds	—	6.1	—	6.1
Non U S Govt Bonds	—	3.0	—	3.0
Accounts receivable - trade
Interest rate swap derivative	—	—	1.3	1.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Marketable securities, noncurrent
Corporate bonds	—	4.4	—	4.4
Other assets
Deferred compensation plan assets	9.5	—	—	9.5
Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(14.7)	—	—	(14.7)
	$(5.2)	$22.3	$1.3	$18.4

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets
Fuel derivative	$—	$—	$0.6	$0.6
Other assets
Deferred compensation plan assets	10.2	—	—	10.2
Financial liabilities
Trade accounts payable and accrued liabilities
Interest rate swap derivative	—	—	(0.7)	(0.7)
Deferred credits and other liabilities
Deferred compensation plan liabilities	(13.9)	—	—	(13.9)
	$(3.7)	$—	$(0.1)	$(3.8)

Fair value of financial instruments not recognized at fair value
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table below excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.3)	$(1,643.0)	$(1,673.5)	$(1,709.5)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Commitments

The Company leases land, gasoline stores, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $49.9 million in 2023, $49.6 million in 2024, $48.6 million in 2025, $47.9 million in 2026, and $47.1 million in 2027.

Rental expense for noncancellable operating leases, including contingent payments when applicable, was $57.6 million in 2022, $48.7 million in 2021 and $24.9 million in 2020.

Commitments for capital expenditures were approximately $365.9 million at December 31, 2022, including $310.8 million approved for potential construction of future stores (including land) at year-end, along with $7.6 million for improvements of existing stores, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply terminals with a noncancellable remaining term of 7.8 years. At December 31, 2022, our minimum annual payments under our take-or-pay contracts are estimated to be $8.4 million in 2023 and $6.9 million in 2024, $6.9 million in 2025, $6.9 million in 2026, and $4.3 million in 2027.

Note 20 — Contingencies

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

ENVIRONMENTAL MATTERS AND LEGAL MATTERS — Murphy USA is subject to numerous federal, state and local laws, regulations and permit requirements dealing with the environment. Violation of such environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions, and other sanctions. A discharge of hazardous substances into the environment could, to the extent such event is not adequately insured, subject the Company to substantial expense, including the cost to comply with applicable laws and regulations, claims by neighboring landowners, governmental authorities and other third parties for any personal injury, property damage and other losses that might result.

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. In connection with these activities, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws, the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. With respect to the previously owned refinery properties, Murphy Oil retained those liabilities in the Separation and Distribution agreement that was entered into related to the separation on August 30, 2013.  With respect to any remaining potential liabilities, based on information currently available to the Company, the Company believes costs related to these

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

properties will not have a material adverse effect on Murphy USA’s net income, financial position or liquidity in a future period.

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from these other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at December 31, 2022, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. EPA currently considers the Company a PRP at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2022. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

Based on information currently available to the Company, the amount of future remediation costs to be incurred to address known contamination sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. However, there is the possibility that additional environmental expenditures could be required to address contamination, including as a result of discovering additional contamination or the imposition of new or revised requirements applicable to known contamination, and such additional expenditures could be material.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2022, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $44.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2022, the Company had contingent liabilities of $9.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 21 — Leases

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
Lessee —We lease land for 435 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2022	December 31, 2021
Assets
Operating (Right-of-use)	Operating lease right of use assets, net	$449.6	$419.2
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $30.5 in 2022 and $16.7 in 2021	124.6	137.3
Total leased assets		$574.2	$556.5
Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$20.5	$18.1
Finance	Current maturities of long-term debt	11.0	11.0
Noncurrent
Operating	Non-current operating lease liabilities	444.2	408.9
Finance	Long-term debt, including capitalized lease obligations	122.6	130.6
Total lease liabilities		$598.3	$568.6

Lease Cost:		Year Ended December 31,
(Millions of dollars)	Classification	2022	2021	2020
Operating lease cost	Store and other operating expenses	$52.2	$43.1	$16.6
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	15.9	14.8	1.3
Interest on lease liabilities	Interest expense	9.1	8.2	0.1
Net lease costs		$77.2	$66.1	$18.0

Cash Flow Information:	Year Ended December 31,
(Millions of dollars)	2022	2021	2020
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$45.6	$38.8	$15.5
Operating cash flows required by finance leases	$9.1	$8.2	$0.1
Financing cash flows required by finance leases	$11.2	$9.8	$1.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities:
(Millions of dollars)	Operating leases	Finance leases
2023	$49.9	$19.4
2024	49.6	17.8
2025	48.6	16.7
2026	47.9	15.8
2027	47.1	15.5
After 2027	530.6	122.0
Total lease payments	773.7	207.2
less: interest	309.0	73.6
Present value of lease liabilities	$464.7	$133.6

Lease Term and Discount Rate:	Year Ended December 31,
2022
Weighted average remaining lease term	In Years
Finance leases	13.0
Operating leases	15.8
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.5%

Note 22 — Recent Accounting and Reporting Rules

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

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. These amendments apply to all entities and are effective upon issuance of the Update. The Company has determined this standard has not had a material impact on the Company's consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Business Segments

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

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2022
Segment income (loss)	$740.9	$(68.0)	$672.9
Revenues from external customers	$23,445.4	$0.7	$23,446.1
Interest income	$—	$3.0	$3.0
Interest expense	$(9.0)	$(76.3)	$(85.3)
Income tax expense (benefit)	$232.1	$(21.2)	$210.9
Significant noncash charges (credits)
Depreciation and amortization	$204.8	$15.6	$220.4
Accretion of asset retirement obligations	$2.7	$—	$2.7
Deferred and noncurrent income taxes (benefits)	$35.0	$(3.5)	$31.5
Additions to property, plant and equipment	$279.1	$26.7	$305.8
Total assets at year-end	$3,794.0	$329.2	$4,123.2

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2021
Segment income (loss)	$472.8	$(75.9)	$396.9
Revenues from external customers	$17,359.9	$0.6	$17,360.5
Interest income	$—	$0.1	$0.1
Interest expense	$(8.1)	$(74.3)	$(82.4)
Income tax expense (benefit)	$148.5	$(23.5)	$125.0
Significant noncash charges (credits)
Depreciation and amortization	$197.3	$15.3	$212.6
Accretion of asset retirement obligations	$2.5	$—	$2.5
Deferred and noncurrent income taxes (benefits)	$22.6	$(3.6)	$19.0
Additions to property, plant and equipment	$245.5	$32.0	$277.5
Total assets at year-end	$3,569.4	$478.8	$4,048.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2020
Segment income (loss)	$442.2	$(56.1)	$386.1
Revenues from external customers	$11,264.0	$0.3	$11,264.3
Interest income	$—	$1.0	$1.0
Interest expense	$(0.1)	$(51.1)	$(51.2)
Loss on early debt extinguishment	$—	$—	$—
Income tax expense (benefit)	$132.9	$(9.9)	$123.0
Significant noncash charges (credits)
Depreciation and amortization	$146.3	$14.7	$161.0
Accretion of asset retirement obligations	$2.3	$—	$2.3
Debt extinguishment costs	$—	$—	$—
Deferred and noncurrent income taxes (benefits)	$2.8	$(0.3)	$2.5
Additions to property, plant and equipment	$200.8	$26.3	$227.1
Total assets at year-end	$2,418.2	$267.5	$2,685.7

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2022
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	0.2	—	$0.3

2021
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	—	—	$0.1

2020
Deducted from assets accounts
Allowance for doubtful accounts	$1.2	—	(1.1)	$0.1