Form 10-Q
period 2023-03-31
Murphy USA Inc.
filed 2023-05-04
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2023 was 21,783,237.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$102.1	$60.5
Marketable securities, current	13.5	17.9
Accounts receivable—trade, less allowance for doubtful accounts of $0.3 at 2023 and 2022, respectively	264.7	281.7
Inventories, at lower of cost or market	303.6	319.1
Prepaid expenses and other current assets	27.4	47.6
Total current assets	711.3	726.8
Marketable securities, non-current	4.4	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,602.5 and $1,553.1 at 2023 and 2022, respectively	2,476.0	2,459.3
Operating lease right of use assets, net	443.5	449.6
Intangible assets, net of amortization	140.3	140.4
Goodwill	328.0	328.0
Other assets	15.7	14.7
Total assets	$4,119.2	$4,123.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14.7	$15.0
Trade accounts payable and accrued liabilities	754.2	839.2
Income taxes payable	3.1	—
Total current liabilities	772.0	854.2

Long-term debt, including capitalized lease obligations	1,789.4	1,791.9
Deferred income taxes	334.1	327.4
Asset retirement obligations	43.9	43.3
Non-current operating lease liabilities	439.2	444.2
Deferred credits and other liabilities	23.8	21.5
Total liabilities	3,402.4	3,482.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2023 and 2022, respectively)	0.5	0.5
Treasury stock (24,983,927 and 25,017,324 shares held at 2023 and 2022, respectively)	(2,638.3)	(2,633.3)
Additional paid in capital (APIC)	501.7	518.9
Retained earnings	2,853.2	2,755.1
Accumulated other comprehensive income (loss) (AOCI)	(0.3)	(0.5)
Total stockholders' equity	716.8	640.7
Total liabilities and stockholders' equity	$4,119.2	$4,123.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2023	2022
Operating Revenues
Petroleum product sales[1]	$3,994.2	$4,148.4
Merchandise sales	966.2	892.0
Other operating revenues	116.8	78.0
Total operating revenues	5,077.2	5,118.4

Operating Expenses
Petroleum product cost of goods sold[1]	3,780.6	3,856.2
Merchandise cost of goods sold	779.1	716.3
Store and other operating expenses	238.3	222.7
Depreciation and amortization	56.4	55.4
Selling, general and administrative	59.0	46.2
Accretion of asset retirement obligations	0.8	0.7
Acquisition and integration related costs	—	0.2
Total operating expenses	4,914.2	4,897.7

Gain (loss) on sale of assets	(0.2)	—
Income (loss) from operations	162.8	220.7

Other income (expense)
Investment income	0.8	—
Interest expense	(24.9)	(19.6)
Other nonoperating income (expense)	0.3	(0.7)
Total other income (expense)	(23.8)	(20.3)
Income before income taxes	139.0	200.4
Income tax expense (benefit)	32.7	48.0
Net Income	$106.3	$152.4

Basic and Diluted Earnings Per Common Share
Basic	$4.89	$6.18
Diluted	$4.80	$6.08
Weighted-Average Common Shares Outstanding (in thousands):
Basic	21,739	24,655
Diluted	22,133	25,074
Supplemental information:
[1]Includes excise taxes of:	$544.8	$514.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2023	2022
Net income	$106.3	$152.4

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	0.2	0.2
Other comprehensive income (loss)	0.2	0.2
Comprehensive income	$106.5	$152.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$106.3	$152.4
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	56.4	55.4
Deferred and noncurrent income tax charges (benefits)	6.6	7.5
Accretion of asset retirement obligations	0.8	0.7
(Gains) losses from sale of assets	0.2	—
Net (increase) decrease in noncash operating working capital	(30.4)	118.9
Other operating activities - net	9.8	4.3
Net cash provided (required) by operating activities	149.7	339.2
Investing Activities
Property additions	(72.7)	(64.0)
Redemptions of marketable securities	4.5	—
Other investing activities - net	(0.8)	(0.4)
Net cash provided (required) by investing activities	(69.0)	(64.4)
Financing Activities
Purchase of treasury stock	(13.7)	(151.8)
Dividends paid	(8.1)	(7.2)
Borrowings of debt	8.0	—
Repayments of debt	(11.8)	(3.8)
Amounts related to share-based compensation	(13.5)	(12.2)
Net cash provided (required) by financing activities	(39.1)	(175.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41.6	99.8
Cash, cash equivalents, and restricted cash at beginning of period	60.5	256.4
Cash, cash equivalents, and restricted cash at end of period	$102.1	$356.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2
Net income	—	—	—	—	152.4	—	152.4
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.29 per share)	—	—	—	—	(7.2)	—	(7.2)
Purchase of treasury stock	—	—	(151.8)	—	—	—	(151.8)
Issuance of treasury stock	—	—	8.8	(8.8)	—	—	—
Amounts related to share-based compensation	—	—	—	(12.2)	—	—	(12.2)
Share-based compensation expense	—	—	—	2.9	—	—	2.9
Balance as of March 31, 2022	46,767,164	$0.5	$(1,982.3)	$516.7	$2,257.6	$(1.0)	$791.5

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	106.3	—	106.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.37 per share)	—	—	—	—	(8.1)	—	(8.1)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(13.7)	—	—	—	(13.7)
Issuance of treasury stock	—	—	8.7	(8.7)	—	—	—
Amounts related to share-based compensation	—	—	—	(13.5)	—	—	(13.5)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of March 31, 2023	46,767,164	$0.5	$(2,638.3)	$501.7	$2,853.2	$(0.3)	$716.8

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At March 31, 2023, the Company had a total of 1,720 Company stores of which 1,562 were branded as Murphy and 158 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended March 31, 2023, the QuickChek results cover the period from December 31, 2022 to March 31, 2023. For the three month period ended March 31, 2022, the QuickChek results cover the period January 1, 2022 to April 1, 2022. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2022, 2021 and 2020, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 15, 2023.

Recently Issued Accounting Standards—

In August 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 606)," which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under Topic 606, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. This ASU is effective for the Company for the year beginning January 1, 2023, with early adoption permitted. The Company has determined this did not have a material impact on the Company's consolidated financial statements.

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

The following tables disaggregate our revenues by major source for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,586.1	$—	$3,586.1	$3,728.4	$—	$3,728.4
Petroleum product sales (at wholesale) [1]	408.1	—	408.1	420.0	—	420.0
Total petroleum product sales	3,994.2	—	3,994.2	4,148.4	—	4,148.4
Merchandise sales	966.2	—	966.2	892.0	—	892.0
Other operating revenues:
RINs	115.3	—	115.3	76.6	—	76.6
Other revenues [2]	1.4	0.1	1.5	1.3	0.1	1.4
Total revenues	$5,077.1	$0.1	$5,077.2	$5,118.3	$0.1	$5,118.4

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at March 31, 2023 and December 31, 2022 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2023 and December 31, 2022, we had $158.9 million and $164.1 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2023	December 31, 2022
Petroleum products - FIFO basis	$368.3	$367.0
Store merchandise for resale - FIFO basis	202.4	192.1
Less LIFO reserve	(278.9)	(250.7)
Total petroleum products and store merchandise inventory	291.8	308.4
Materials and supplies	11.8	10.7
Total inventories	$303.6	$319.1

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At March 31, 2023 and December 31, 2022, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $277.3 million and $249.1 million, respectively and for store merchandise for resale by $1.6 million for both March 31, 2023 and December 31, 2022.

Note 4 — Marketable Securities

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

Securities are generally required to have a final maturity of 24 months or less with a weighted average maturity for the portfolio of no longer than 12 months and must have an active secondary market. Investments may include U.S. Treasury bills, notes and bonds, U.S. Agency securities, repurchase agreements, certificates of deposit, institutional, government money market funds that maintain a stable $1.00 net asset value, domestic and foreign commercial paper, municipal securities, domestic and foreign debt issued by corporations or financial institutions with the primary objective of minimizing the potential risk of principal loss. The Company determines the classification of its marketable securities based on its investment strategy at the time of purchase. All marketable securities in the periods presented have been classified as available-for-sale.

The carrying values of marketable securities and the balance sheet location at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Marketable securities current
U.S. Government Bonds	$5.9	$—	—	$5.9
Corporate bonds	4.5	—	—	4.5
Non U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	13.5	—	—	13.5
Marketable securities non-current
Corporate bonds	4.4	—	—	4.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$17.9	$—	$—	$17.9

	December 31, 2022
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Marketable securities current
U.S. Government Bonds	$8.8	$—	$—	$8.8
Corporate bonds	6.0	—	—	6.0
Non U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	17.9	—	—	17.9
Marketable securities non-current
Corporate bonds	4.4	—	—	4.4
Total marketable securities	$22.3	$—	$—	$22.3

The amortized cost basis and fair value of the Company's available-for-sale marketable securities at March 31, 2023, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$16.4	$16.4
1 to 2 years	1.5	1.5
Total	$17.9	$17.9

There was no impairment on any available-for-sale marketable securities as of March 31, 2023 or December 31, 2022.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	March 31, 2023	December 31, 2022
Goodwill	$328.0	$328.0

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization includes pipeline space, which is being amortized over a 40 year life and the intangible lease liability acquired from QuickChek that is being amortized over the remaining life of the underlying leases.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at March 31, 2023 and December 31, 2022 consisted of the following:

	Remaining Useful Life (in years)	March 31, 2023		December 31, 2022
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	32.4	$39.6	$32.5	$39.6	$32.7
Intangible lease liability	11.2	(9.1)	(7.8)	(9.1)	(7.9)
Total intangible assets subject to amortization		30.5	24.7	30.5	24.8
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.3	$146.1	$140.4

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.5 at March 31, 2023 and $1.6 at December 31, 2022)	$298.5	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $4.0 at March 31, 2023 and $4.2 at December 31, 2022)	496.0	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.9 at March 31, 2023 and $5.1 at December 31, 2022)	495.1	494.9
Term loan due 2028 (effective interest rate of 6.45% at March 31, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.7 at March 31, 2023 and December 31, 2022, respectively)	392.3	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.0	2.3
Capitalized lease obligations, buildings, due through 2059	128.9	131.3
Less unamortized debt issuance costs	(8.7)	(9.1)
Total long-term debt	1,804.1	1,806.9
Less current maturities	14.7	15.0
Total long-term debt, net of current	$1,789.4	$1,791.9

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $393 million at March 31, 2023 and $394 million at December 31, 2022. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2023, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

Interest payable on the Revolving Facility is based on either:

•the term secured overnight financing rate, plus 0.10% credit spread adjustment for all interest periods (the "Adjusted SOFR Rate"), which is subject to a 0.0% floor;

or

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted SOFR Rate borrowings, a spread of 1.75% to 2.25% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, spreads of 0.75% to 1.25% per annum depending on a total debt to EBITDA ratio.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2023, our total leverage ratio was 1.58 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $110.5 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2023 and December 31, 2022 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2023	December 31, 2022
Balance at beginning of period	$43.3	$39.2
Accretion expense	0.8	2.7
Settlements of liabilities	(0.4)	(2.3)
Liabilities incurred	0.2	3.7
Balance at end of period	$43.9	$43.3

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three month periods ended March 31, 2023 and 2022, the Company’s approximate effective tax rates were as follows:

	2023	2022
Three months ended March 31,	23.5%	24.0%

In the three months ended March 31, 2023, the Company recognized approximately $2.1 million of excess tax benefits related to stock compensation for employees and $0.2 million in other discrete tax benefits. For the three months ended March 31, 2022, the Company recognized approximately $1.5 million of excess tax benefits related to stock compensation for employees.

As of March 31, 2023, the earliest year remaining open for Federal audits and/or settlement is 2019 and for state audits and/or settlement is 2018.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 9 — Incentive Plans

2013 Long-Term Incentive Plan
Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), dividend equivalent units, cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 7 years from such date. In February 2023, the Committee granted nonqualified stock options to certain employees of the Company. The Black-Scholes valuation for these awards was $88.53 per option.

Assumptions used to value awards:
Dividend yield	0.53%
Expected volatility	33.1%
Risk-free interest rate	3.8%
Expected life (years)	4.9
Stock price at valuation date	$263.48

Changes in options outstanding for Company employees during the period from December 31, 2022 to March 31, 2023 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2022	313,950	$112.06
Granted	38,100	$263.48
Exercised	(3,400)	$110.69
Outstanding at March 31, 2023	348,650	$128.62	4.2	$45.1

Exercisable at March 31, 2023	217,700	$91.81	3.2	$36.2

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time-based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2022 to March 31, 2023 are presented in the following table:

Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	149,366	$125.51
Granted	12,948	$259.45
Vested and issued	(47,386)	$89.38	$11.8
Forfeited	(796)	$167.30
Outstanding at March 31, 2023	114,132	$155.41	$29.5

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2023, the Committee awarded performance-based restricted stock units (performance units or PSU) to certain employees.  Half of the performance units vest based on a three-year return on average capital employed ("ROACE") calculation and the other half vest based on a three-year total shareholder return ("TSR") calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model. For the TSR portion of the awards, the fair value was determined to be $330.18 per unit.  For the ROACE portion of the awards, the valuation will be based on the grant date fair value of $263.48 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2022 to March 31, 2023 are presented in the following table:

Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	106,001	$160.03
Granted	62,029	$295.32
Vested and issued	(72,799)	$121.83	$19.0
Outstanding at March 31, 2023	95,231	$211.04	$24.6

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

RESTRICTED STOCK UNITS (Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  Awards prior to 2023 vest at the end of three years and those granted in 2023 vest at the end of one year.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2022 to March 31, 2023 are presented in the following table:

Director RSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	26,923	$132.38
Granted	6,523	$260.76
Vested and issued	(9,880)	$103.89	$2.6
Outstanding at March 31, 2023	23,566	$179.87	$6.1

DEFERRED STOCK UNITS (Directors Plan) — Effective January 1, 2023, non-employee directors can elect to receive their annual retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into stock units are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. In addition, beginning with the 2023 equity grants, members may elect to defer receipt of their vested equity shares until their service ends. These unvested equity grants are included in the Director RSU table above, will vest in one year and become deferred stock units.

During the three-month period ended March 31, 2023, we granted 421 DSUs and recorded director expense of $0.1 million related to the grants. At March 31, 2023 there were 421 Director DSUs outstanding with an average grant date fair value of $258.05.

For the three months ended March 31, 2023 and 2022, share-based compensation was $4.9 million and $2.9 million, respectively. There were $0.1 million in income tax benefits realized for the tax deductions from options exercised for the three months ended March 31, 2023 and there were none for the three months ended March 31, 2022.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of March 31, 2023, all current commodity derivative activity is immaterial.

There were $0.4 million in cash deposits at March 31, 2023 and none at December 31, 2022 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2023 or December 31, 2022.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statements of Income in interest expense. The current loan balance subject to the hedge is $60.0 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The remaining balance at March 31, 2023 was $0.4 million. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that expires December 31, 2026. As of March 31, 2023, approximately $200.0 million remained under the 2021 authorization. For the three months ended March 31, 2023, the Company repurchased 48,848 shares of common stock for an average price of $279.67 per share including brokerage fees. For the three months ended March 31, 2022, 836,953 shares were repurchased for an average price of $181.36 per share.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2023	2022
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$106.3	$152.4

Weighted average common shares outstanding (in thousands)	21,739	24,655

Earnings per common share	$4.89	$6.18

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2023	2022
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$106.3	$152.4

Weighted average common shares outstanding (in thousands)	21,739	24,655
Common equivalent shares:
Dilutive share-based awards	394	419
Weighted average common shares outstanding - assuming dilution (in thousands)	22,133	25,074

Earnings per common share assuming dilution	$4.80	$6.08

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended March 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2023	2022
Stock Options	38,100	51,900
PSUs	12,767	14,673
Total anti-dilutive shares	50,867	66,573

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income tax was a refund of $0.3 million for the three month period ended March 31, 2023 and there were no cash income taxes paid or refunds received for the three month period ended March 31, 2022. Interest paid, net of amounts capitalized, was $29.2 million and $26.2 million for the three month periods ended March 31, 2023 and 2022, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Accounts receivable	$16.5	$(64.6)
Inventories	15.5	26.4
Prepaid expenses and other current assets	20.4	(4.8)
Accounts payable and accrued liabilities	(85.9)	126.8
Income taxes payable	3.1	35.1
Net (increase) decrease in noncash operating working capital	$(30.4)	$118.9

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended March 31, 2023. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 14 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The tables below excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended March 31, 2023, for more information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government Bonds	$—	$5.9	$—	$5.9
Corporate bonds	—	4.6	—	4.6
Non U.S. Corporate Bonds	—	3.0	—	3.0
Accounts receivable - trade
Interest rate swap derivative	—	—	0.8	0.8
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.5	0.5
Marketable securities, non-current
Corporate bonds	—	4.4	—	4.4
Other assets
Deferred compensation plan assets	10.8	—	—	10.8

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(15.7)	—	—	(15.7)
	$(4.9)	$17.9	$1.3	$14.3

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U. S. Government Bonds	$—	$8.8	$—	$8.8
Corporate bonds	—	6.1	—	6.1
Non U.S. Corporate Bonds	—	3.0	—	3.0
Accounts receivable - trade
Interest rate swap derivative	—	—	1.3	1.3
Marketable securities, non-current
Corporate bonds	—	4.4	—	4.4
Other assets
Deferred compensation plan assets	9.5	—	—	9.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(14.7)	—	—	(14.7)
	$(5.2)	$22.3	$1.3	$18.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2023 and December 31, 2022.

	At March 31, 2023		At December 31, 2022
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.2)	$(1,646.8)	$(1,673.3)	$(1,643.0)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

other sources will occur, the Company has not recorded a benefit for likely recoveries at March 31, 2023, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2023. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the City of Charleston, South Carolina, and the State of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Murphy USA believes that it has valid defenses, and it intends to vigorously defend against these claims. Based on information currently available to the Company, the ultimate resolution of these other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2023, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $45.6 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2023, the Company had contingent liabilities of $9.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of 1 year or less to 35 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right-of-use assets and liabilities.

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

Lessee — We lease land for 435 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees. Included in our leased land are 102 properties leased from Walmart which contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2023	December 31, 2022
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$443.5	$449.6
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $31.9 at March 31, 2023 and $30.5 at December 31, 2022	120.7	124.6
Total leased assets		$564.2	$574.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$20.9	$20.5
Finance	Current maturities of long-term debt	10.7	11.0
Noncurrent
Operating	Non-current operating lease liabilities	439.2	444.2
Finance	Long-term debt, including capitalized lease obligations	120.2	122.6
Total lease liabilities		$591.0	$598.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:

		Three Months Ended March 31,
(Millions of dollars)	Classification	2023	2022
Operating lease cost	Store and other operating expenses	$13.4	$12.0
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.8	4.0
Interest on lease liabilities	Interest expense	2.4	2.3
Net lease costs		$19.6	$18.3

Cash flow information:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$12.3	$11.0
Operating cash flows from finance leases	$2.4	$2.3
Financing cash flows from finance leases	$2.8	$2.8

Maturity of Lease Liabilities at March 31, 2023:

(Millions of dollars)	Operating leases	Finance leases
2023	$37.6	$14.4
2024	49.7	17.8
2025	48.6	16.7
2026	47.9	15.8
2027	47.2	15.5
After 2027	530.6	122.0
Total lease payments	761.6	202.2
less: interest	301.5	71.3
Present value of lease liabilities	$460.1	$130.9

Lease Term and Discount Rate:

Three Months Ended March 31,
2023
Weighted average remaining lease term (years)
Finance leases	12.8
Operating leases	15.5
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.4%

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

		Three Months Ended
		March 31, 2023		March 31, 2022
(Millions of dollars)	Total Assets at March 31, 2023	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$3,858.6	$5,077.1	$125.9	$5,118.3	$169.1
Corporate and other assets	260.6	0.1	(19.6)	0.1	(16.7)
Total	$4,119.2	$5,077.2	$106.3	$5,118.4	$152.4

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

•Results of Operations—This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2023 and 2022.

•Capital Resources and Liquidity—This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2023 and 2022. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores markets gasoline and other products under the brand names of Murphy USA® and Murphy Express most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek. At March 31, 2023, we had a total of 1,720 Company stores in 27 states, of which 1,562 were Murphy branded and 158 were under the QuickChek brand. We also market to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For Q1 2023, the QuickChek results cover the period from December 31, 2022 to March 31, 2023. For Q1 2022, the QuickChek results cover the period from January 1, 2022 to April 1, 2022. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily, and are volatile. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins to remain strong in a normalized environment, these sales and gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions such as inflation, and competition in the local markets in which we operate.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers and potentially offset the potential loss of discretionary volumes. In 2023, crude oil prices were relatively stable with prices ranging from $67 per barrel to $82 per barrel with the the average price in Q1 2023 of $76 per barrel, compared to an average price of $95 per barrel in Q1 2022. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q1 2023 was 28.9 cents per gallon ("cpg"), compared to 34.0 cpg in Q1 2022. Retail fuel margin dollars increased 4.4% in the current quarter while retail fuel volumes improved 4.9% when compared to Q1 of 2022.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with ethanol and bio-diesel to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.60 in Q1 2023 compared to $1.12 in Q1 2022. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2023, we had $1.3 billion of Senior Notes and a $393 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At March 31, 2023, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2023 to range from approximately $375 million to $425 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2023 primarily using operating cash flow but will supplement funding where necessary using borrowings available under cash flow revolving credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2023, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2023.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 23 “Business Segments” in the audited combined financial statements for the year ended December 31, 2022 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2023.

Results of Operations

Consolidated Results

For the three months ended March 31, 2023, the Company reported net income of $106.3 million, or $4.80 per diluted share, on revenue of $5.1 billion. Net income was $152.4 million for the same period in 2022, or $6.08 per diluted share, on $5.1 billion of revenue.  The decrease in net income was primarily due to lower all-in fuel contribution, increases in general and administrative expenses, store operating expenses and payment fees, which were partially offset by higher overall merchandise contributions.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Revenues for Q1 2023 decreased $41.2 million, or 0.8%, compared to the same quarter in 2022.  The decrease in revenues was due to 8.2% lower retail fuel sales prices partially offset by increased fuel sales volumes of 4.9%, an increase in merchandise sales prices and higher RINs sales prices and volumes.

Total cost of sales in Q1 2023 decreased $12.8 million, or 0.3% when compared to Q1 2022.  In the current-year quarter, the decrease was primarily due to lower fuel cost partially offset by higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $15.6 million, or 7.0% in Q1 2023 from Q1 2022, due primarily to higher employee related expenses, store maintenance costs, and payment fees.

SG&A expenses for Q1 2023 increased $12.8 million, or 27.7%, from Q1 2022. The increase in SG&A costs is primarily due to higher professional and technology fees from business improvement initiatives, and increased employee incentive expenses.

The effective income tax rate was approximately 23.5% for Q1 of 2023 compared to approximately 24.0% in Q1 2022.

Marketing

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Net income for the three months ended March 31, 2023 was lower compared to the same period in 2022 primarily due to:

•Lower all-in fuel contribution
•Higher selling, general and administrative expenses
•Higher store operating expenses

The items below partially offset the decrease in net income in the current period:

•Higher merchandise contribution

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2023	2022

Operating Revenues
Petroleum product sales	$3,994.2	$4,148.4
Merchandise sales	966.2	892.0
Other operating revenues	116.7	77.9
Total operating revenues	5,077.1	5,118.3
Operating expenses
Petroleum products cost of goods sold	3,780.6	3,856.2
Merchandise cost of goods sold	779.1	716.3
Store and other operating expenses	238.2	222.7
Depreciation and amortization	52.4	51.7
Selling, general and administrative	59.0	46.2
Accretion of asset retirement obligations	0.8	0.7
Total operating expenses	4,910.1	4,893.8

Gain (loss) on sale of assets	(0.2)	—
Income (loss) from operations	166.8	224.5

Other income (expense)
Interest expense	(2.3)	(2.2)
Total other income (expense)	(2.3)	(2.2)

Income (loss) before income taxes	164.5	222.3
Income tax expense (benefit)	38.6	53.2
Net income (loss) from operations	$125.9	$169.1

Total tobacco sales revenue same store sales[1,2]	$119.6	$113.9
Total non-tobacco sales revenue same store sales[1,2]	69.6	59.3
Total merchandise sales revenue same store sales[1,2]	$189.2	$173.2
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2023	2022
Store count at end of period	1,720	1,686
Total store months during the period	5,141	5,031

Average Per Store Month (APSM) metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales (SSS) metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2022 for the stores being compared in the 2023 versus 2022 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.
QuickChek uses a weekly retail calendar where each quarter has 13 weeks. For Q1 2023, the QuickChek results cover the period from December 31, 2022 to March 31, 2023. For Q1 2022, the QuickChek results cover the period from January 1, 2022 to April 1, 2022. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2023	2022
Total retail fuel contribution ($ Millions)	$264.7	$253.6
Total PS&W contribution ($ Millions)	(50.1)	39.6
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	115.3	76.6
Total fuel contribution ($ Millions)	$329.9	$369.8
Retail fuel volume - chain (Million gal)	1,141.8	1,088.3
Retail fuel volume - per store (K gal APSM)[1]	230.2	224.9
Retail fuel volume - per store (K gal SSS)[2]	227.8	222.8
Total fuel contribution (including retail, PS&W and RINs) (cpg)	28.9	34.0
Retail fuel margin (cpg)	23.2	23.3
PS&W including RINs contribution (cpg)	5.7	10.7
1APSM metric includes all stores open through the date of calculation
[2]2022 amounts not revised for 2023 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Petroleum product sales	$3,994.2	$4,148.4
Less Petroleum product cost of goods sold	(3,780.6)	(3,856.2)
Plus RINs and other (included in Other Operating Revenues line)	116.3	77.6
Total fuel contribution	$329.9	$369.8

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2023	2022
Total merchandise contribution ($ Millions)	$187.1	$175.7
Total merchandise sales ($ Millions)	$966.2	$892.0
Total merchandise sales ($K SSS)[1,2]	$189.2	$173.2
Merchandise unit margin (%)	19.4%	19.7%
Tobacco contribution ($K SSS)[1,2]	$17.5	$16.9
Non-tobacco contribution ($K SSS)[1,2]	$19.5	$16.0
Total merchandise contribution ($K SSS)[1,2]	$37.0	$32.9
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Net income in the Marketing segment for Q1 2023 decreased $43.2 million, to $125.9 million; compared to the Q1 2022 period. The decrease was due to lower total all-in fuel contribution and increases in selling, general and administrative expenses, store operating expenses, and payment fees, partially offset by higher overall merchandise contribution.

Total revenues for the Marketing segment were effectively flat at approximately $5.1 billion in both Q1 2023 and 2022. Decreases in retail fuel prices were offset by increases in the number of gallons sold and higher merchandise sales and sales of RINs.  Revenues included excise taxes collected and remitted to government authorities of $544.8 million in Q1 2023 and $514.1 million in Q1 2022.

Retail fuel margin dollars increased 4.4% compared to the prior-year quarter on higher total fuel volumes of 4.9% and a relatively flat retail fuel margin of 23.2 cpg for Q1 2023 when compared 2022. Total fuel sales volumes on a SSS basis increased 1.4% to 227.8 thousand gallons per store in the 2023 period when compared to Q1 2022.

Total PS&W margin dollars, including RINs, decreased by $51.0 million from Q1 2022 results. The quarter-over-quarter decrease reflects lower timing and inventory pricing adjustments, higher RINs revenue, and an increase in negative spot-to-rack margins.

The Q1 2023 quarter includes the sale of 72.0 million RINs at an average selling price of $1.60 per RIN while Q1 2022 had sales of 68.5 million RINs at an average price of $1.12 per RIN for a total increase in RINs revenue of $38.7 million.

Total merchandise sales increased 8.3% to approximately $1.0 billion in Q1 2023 compared to $0.9 billion in Q1 2022 due to higher sales across the chain in most categories. Total merchandise contribution in Q1 2023 improved 6.5% compared to Q1 2022 due to higher unit sales volumes and retail prices.  Total SSS merchandise contribution dollars grew 5.0%, which included an increase of 4.2% in tobacco products and a 5.6% increase in non-tobacco products.
Store and other operating expenses increased $15.5 million in Q1 2023 compared to Q1 2022, primarily due to employee related expenses, store maintenance costs, inventory shrink, and payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were higher 5.4%, primarily due to increased employee related expenses, maintenance costs, and inventory shrink.

Selling, general, and administrative expenses increased $12.8 million in Q1 2023 compared to Q1 2022 due primarily to higher professional and technology fees from business improvement initiatives and increased employee incentive expenses.

Same store sales information compared to APSM metrics

	Variance from prior year
	Three months ended
	March 31, 2023
	SSS[1]	APSM[2]
Fuel gallons per month	1.4%	2.4%

Merchandise sales	6.0%	6.0%
Tobacco sales	5.4%	4.7%
Non-tobacco sales	7.2%	8.6%

Merchandise margin	5.0%	4.2%
Tobacco margin	4.2%	2.7%
Non-tobacco margin	5.6%	6.7%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

After-tax results for Corporate and other assets for Q1 2023 were a loss of $19.6 million compared to a loss of $16.7 million in Q1 2022, the increase was primarily due to higher interest expense partially offset by higher nonoperating income and investment income.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three months ended March 31, 2023 and 2022.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Net income	$106.3	$152.4

Income tax expense (benefit)	32.7	48.0
Interest expense, net of investment income	24.1	19.6
Depreciation and amortization	56.4	55.4
EBITDA	219.5	275.4

Accretion of asset retirement obligations	0.8	0.7
(Gain) loss on sale of assets	0.2	—
Acquisition and integration related costs	—	0.2
Other nonoperating (income) expense	(0.3)	0.7
Adjusted EBITDA	$220.2	$277.0

Capital Resources and Liquidity

Significant Sources of Capital

As of March 31, 2023, we had $102.1 million of cash and cash equivalents and marketable securities of $17.9 million. Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at March 31, 2023, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $149.7 million for the three months ended March 31, 2023, and was $339.2 million for the same period of 2022, a decrease of $189.5 million. The decrease for the current year is primarily related to the year-over-year changes in amounts from non-cash working capital of $149.3 million and the decrease in net income of $46.1 million compared to the same period in 2022. For the current year, operating cash required by changes in non-cash operating working capital of $30.4 million was due to a decrease in accounts payable and accrued liabilities of $85.9 million which was due to the timing of payments. This was partially offset by a decrease in prepaid expenses of $20.4 million due primarily to changes in accrued income tax liabilities and the timing of income tax payments, a decrease in accounts receivable of $16.5 million due to the timing of receipts and lower fuel prices, a decrease in inventory of $15.5 million due to lower prices and volumes, and by increases in income taxes payable of $3.1 million due to accrued income taxes and timing of estimated tax payments.

Investing Activities

For the three months ended March 31, 2023, cash required by investing activities was $69.0 million compared to $64.4 million in 2022. The increase in investing cash requirements of 2023 compared to the prior year was primarily due to payments for capital expenditures requiring $8.7 million more in 2023 versus 2022 as a result of the timing of construction activity and payments, and was partially offset by the maturity of available-for-sale marketable securities of $4.5 million in the current year of which there were none in 2022.

Financing Activities

Financing activities in the three months ended March 31, 2023 required cash of $39.1 million compared to cash required of $175.0 million in the three months ended March 31, 2022. The first three months of 2023 included payments of $13.7 million for the repurchase of common shares, which was a decrease of $138.1 million from the repurchases of $151.8 million in the 2022 period. Dividend payments increased $0.9 million in 2023 versus amounts paid in the first three months of 2022. Net repayments of debt required $3.8 million in both 2023 and 2022. Amounts related to share-based compensation required $1.3 million more in cash during 2023 than in 2022.

Dividends

During the three months ended March 31, 2023, the Company paid cash dividend payments of $0.37 per common share, for a total of $8.1 million, compared to the period ended March 31, 2022, in which dividends of $0.29 per share were paid for total cash dividend payments of $7.2 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On May 4, 2023, the Board of Directors declared a quarterly cash dividend of $0.38 per common share, or $1.52 per share on an annualized basis. The dividend is payable on June 1, 2023, to shareholders of record as of May 15, 2023.

Share Repurchase Program

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion. During the three months ended March 31, 2023 a total of 48.8 thousand shares were repurchased for $13.7 million under the 2021 program. As of March 31, 2023, we had approximately $200.0 million remaining under the 2021 authorization.

It was announced on May 2, 2023, that the Company's Board of Directors recently authorized a new share repurchase authorization of up to $1.5 billion to begin upon completion of the current $1 billion authorization and to be executed by December 31, 2028. The new authorization reaffirms the Company's commitment to supplement organic growth initiatives with shareholder distributions, including our dividend growth plan, to maximize value creation over time.

Debt

Our long-term debt at March 31, 2023 and December 31, 2022 was as set forth below:

(Millions of dollars)	March 31, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.5 at March 31, 2023 and $1.6 at December 31, 2022)	$298.5	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $4.0 at March 31, 2023 and $4.2 at December 31, 2022)	496.0	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.9 at March 31, 2023 and $5.1 at December 31, 2022)	495.1	494.9
Term loan due 2028 (effective interest rate of 6.45% at March 31, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.7 at March 31, 2023 and December 31, 2022, respectively)	392.3	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.0	2.3
Capitalized lease obligations, buildings, due through 2059	128.9	131.3
Less unamortized debt issuance costs	(8.7)	(9.1)
Total notes payable, net	1,804.1	1,806.9
Less current maturities	14.7	15.0
Total long-term debt, net of current	$1,789.4	$1,791.9

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

On January 29, 2021, Murphy Oil USA, Inc., issued $500 million of 3.75% Senior Notes due 2031 (the “2031 Senior Notes” and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used to fund the acquisition of QuickChek and for other obligations related to that purpose. The 2031 Senior Notes are fully and unconditionally guaranteed by Murphy USA, and are guaranteed by certain 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are substantially similar to the covenants for the 2027 and 2029 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $393 million at March 31, 2023 and $394 million at December 31, 2022. The term loan is due January 2028 and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2023, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the London interbank offered rate, adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted LIBO Rate plus 1.00% per annum, plus, (A) in the case of Adjusted LIBO Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

Interest payable on the Revolving Facility is based on either:

•the term secured overnight financing rate, plus a 0.10% credit spread adjustment for all interest periods (the "Adjusted SOFR Rate"), which is subject to a 0.0% floor;

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted SOFR Rate borrowings, spreads ranging from 1.75% to 2.25% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, spreads ranging from 0.75% to 1.25% per annum depending on a total debt to EBITDA ratio.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2023, our total leverage ratio was 1.58 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $110.5 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three months ended March 31, 2023, and accounted for the vast majority of our total assets as of March 31, 2023. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.

The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Marketing:
Company stores	$52.2	$52.0
Terminals	1.2	—
Sustaining capital	8.5	5.3
Corporate and other assets	11.5	11.8
Total	$73.4	$69.1

We currently expect capital expenditures for the full year 2023 to range from approximately $375 million to $425 million, including $285 million to $315 million for retail growth, and $50 million to $60 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 19 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2022.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: The Company's ability to successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, disruptions in our supply chain and our ability to control costs; geopolitical events, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; changes to the Company's capital allocation, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent annual Report on Form 10-K and quarterly report on Form 10-Q, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2023 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $393 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.
As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $60.0 million of our outstanding term loan amount at March 31, 2023. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at March 31, 2023.
For additional information about our use of derivative instruments, see Note 15 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2022 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2023.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2023, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The City of Charleston, South Carolina, and the State of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. For additional information about this litigation, see Note 14 ”Contingencies” in the accompanying consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2023 to January 31, 2023	48,848	$279.67	48,848	$200,000,175
February 1, 2023 to February 28, 2023	—	—	—	200,000,175
March 1, 2023 to March 31, 2023	—	—	—	200,000,175
Three Months Ended March 31, 2023	48,848	$279.67	48,848	$200,000,175

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
and Duly Authorized Officer)
May 4, 2023

EXHIBIT INDEX
Exhibit Number	Description
10.1*
First Amendment Agreement, dated as of March 8, 2023, to the Credit Agreement dated as of January 29, 2021, among Murphy USA Inc., Murphy Oil USA, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent.

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