Form 10-Q
period 2023-06-30
Murphy USA Inc.
filed 2023-08-03
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2023 was 21,453,014.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Millions of dollars, except share amounts)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$92.9	$60.5
Marketable securities, current	13.0	17.9
Accounts receivable—trade, less allowance for doubtful accounts of $0.8 and $0.3 at 2023 and 2022, respectively	270.7	281.7
Inventories, at lower of cost or market	349.9	319.1
Prepaid expenses and other current assets	36.7	47.6
Total current assets	763.2	726.8
Marketable securities, non-current	7.4	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,656.3 and $1,553.1 at 2023 and 2022, respectively	2,500.7	2,459.3
Operating lease right of use assets, net	448.2	449.6
Intangible assets, net of amortization	140.2	140.4
Goodwill	328.0	328.0
Other assets	17.1	14.7
Total assets	$4,204.8	$4,123.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$14.9	$15.0
Trade accounts payable and accrued liabilities	800.4	839.2
Total current liabilities	815.3	854.2

Long-term debt, including capitalized lease obligations	1,787.3	1,791.9
Deferred income taxes	337.0	327.4
Asset retirement obligations	43.6	43.3
Non-current operating lease liabilities	445.3	444.2
Deferred credits and other liabilities	25.5	21.5
Total liabilities	3,454.0	3,482.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2023 and 2022, respectively)	0.5	0.5
Treasury stock (25,314,150 and 25,017,324 shares held at 2023 and 2022, respectively)	(2,733.1)	(2,633.3)
Additional paid in capital (APIC)	505.8	518.9
Retained earnings	2,977.7	2,755.1
Accumulated other comprehensive income (loss) (AOCI)	(0.1)	(0.5)
Total stockholders' equity	750.8	640.7
Total liabilities and stockholders' equity	$4,204.8	$4,123.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Operating Revenues
Petroleum product sales[1]	$4,450.6	$5,690.3	$8,444.8	$9,838.7
Merchandise sales	1,049.0	994.6	2,015.2	1,886.6
Other operating revenues	85.8	81.8	202.6	159.8
Total operating revenues	5,585.4	6,766.7	10,662.6	11,885.1

Operating Expenses
Petroleum product cost of goods sold[1]	4,170.0	5,347.8	7,950.6	9,204.0
Merchandise cost of goods sold	842.2	797.9	1,621.3	1,514.2
Store and other operating expenses	256.7	252.2	495.0	474.9
Depreciation and amortization	57.8	54.7	114.2	110.1
Selling, general and administrative	59.4	52.2	118.4	98.4
Accretion of asset retirement obligations	0.7	0.7	1.5	1.4
Acquisition and integration related costs	—	0.8	—	1.0
Total operating expenses	5,386.8	6,506.3	10,301.0	11,404.0

Gain (loss) on sale of assets	0.1	1.9	(0.1)	1.9
Income (loss) from operations	198.7	262.3	361.5	483.0

Other income (expense)
Investment income	1.8	0.4	2.6	0.4
Interest expense	(25.0)	(20.2)	(49.9)	(39.8)
Other nonoperating income (expense)	0.2	(1.2)	0.5	(1.9)
Total other income (expense)	(23.0)	(21.0)	(46.8)	(41.3)
Income before income taxes	175.7	241.3	314.7	441.7
Income tax expense (benefit)	42.9	58.0	75.6	106.0
Net Income	$132.8	$183.3	$239.1	$335.7

Basic and Diluted Earnings Per Common Share
Basic	$6.12	$7.65	$11.01	$13.81
Diluted	$6.02	$7.53	$10.82	$13.59
Weighted-Average Common Shares Outstanding (in thousands):
Basic	21,686	23,952	21,712	24,302
Diluted	22,051	24,341	22,092	24,708
Supplemental information:
[1]Includes excise taxes of:	$594.2	$554.7	$1,139.0	$1,068.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$132.8	$183.3	$239.1	$335.7

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	0.3	0.3	0.5	0.5
	0.3	0.3	0.5	0.5
Deferred income tax (benefit) expense	0.1	0.1	0.1	0.1
Other comprehensive income (loss)	0.2	0.2	0.4	0.4
Comprehensive income	$133.0	$183.5	$239.5	$336.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$239.1	$335.7
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	114.2	110.1
Deferred and noncurrent income tax charges (benefits)	9.4	13.1
Accretion of asset retirement obligations	1.5	1.4
(Gains) losses from sale of assets	0.1	(1.9)
Net (increase) decrease in noncash operating working capital	(61.6)	47.8
Other operating activities - net	18.2	10.3
Net cash provided (required) by operating activities	320.9	516.5
Investing Activities
Property additions	(145.2)	(144.9)
Proceeds from sale of assets	1.8	8.1
Investment in marketable securities	(8.4)	—
Redemptions of marketable securities	10.5	—
Other investing activities - net	(1.0)	(0.6)
Net cash provided (required) by investing activities	(142.3)	(137.4)
Financing Activities
Purchase of treasury stock	(107.9)	(355.4)
Dividends paid	(16.3)	(14.6)
Borrowings of debt	8.0	—
Repayments of debt	(15.7)	(7.6)
Amounts related to share-based compensation	(14.3)	(17.5)
Net cash provided (required) by financing activities	(146.2)	(395.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32.4	(16.0)
Cash, cash equivalents, and restricted cash at beginning of period	60.5	256.4
Cash, cash equivalents, and restricted cash at end of period	$92.9	$240.4

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

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	106.3	—	106.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.37 per share)	—	—	—	—	(8.1)	—	(8.1)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(13.7)	—	—	—	(13.7)
Issuance of treasury stock	—	—	8.7	(8.7)	—	—	—
Amounts related to share-based compensation	—	—	—	(13.5)	—	—	(13.5)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of March 31, 2023	46,767,164	0.5	(2,638.3)	501.7	2,853.2	(0.3)	716.8
Net income	—	—	—	—	132.8	—	132.8
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.38 per share)	—	—	—	—	(8.2)	—	(8.2)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(95.1)	—	—	—	(95.1)
Issuance of treasury stock	—	—	0.3	(0.4)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(0.8)	—	—	(0.8)
Share-based compensation expense	—	—	—	5.2	—	—	5.2
Balance as of June 30, 2023	46,767,164	$0.5	$(2,733.1)	$505.8	$2,977.7	$(0.1)	$750.8

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At June 30, 2023, the Company had a total of 1,725 Company stores of which 1,566 were branded as Murphy and 159 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended June 30, 2023, the QuickChek results covered the period April 1, 2023 to June 30, 2023 and the 2023 year-to-date period began December 31, 2022. For the three month period ended June 30, 2022, the QuickChek results covered the period April 2, 2022 to July 1, 2022 and the 2022 year-to-date period began January 1, 2022. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

Recently Issued Accounting Standards—

In August 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 606)," which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under Topic 606, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. This ASU was effective for the Company for the year beginning January 1, 2023, with early adoption permitted. The Company has determined this did not have a material impact on the Company's consolidated financial statements.

Note 2 — Revenues

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our petroleum products, convenience merchandise, Renewable

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following tables disaggregate our revenues by major source for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,972.8	$—	$3,972.8	$5,082.9	$—	$5,082.9
Petroleum product sales (at wholesale) [1]	477.8	—	477.8	607.4	—	607.4
Total petroleum product sales	4,450.6	—	4,450.6	5,690.3	—	5,690.3
Merchandise sales	1,049.0	—	1,049.0	994.6	—	994.6
Other operating revenues:
RINs	84.2	—	84.2	79.4	—	79.4
Other revenues [2]	1.6	—	1.6	2.4	—	2.4
Total revenues	$5,585.4	$—	$5,585.4	$6,766.7	$—	$6,766.7

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$7,558.9	—	$7,558.9	$8,811.3	$—	$8,811.3
Petroleum product sales (at wholesale) [1]	885.9	—	885.9	1,027.4	—	1,027.4
Total petroleum product sales	8,444.8	—	8,444.8	9,838.7	—	9,838.7
Merchandise sales	2,015.2	—	2,015.2	1,886.6	—	1,886.6
Other operating revenues:
RINs	199.5	—	199.5	156.0	—	156.0
Other revenues [2]	3.0	0.1	3.1	3.7	0.1	3.8
Total revenues	$10,662.5	$0.1	$10,662.6	$11,885.0	$0.1	$11,885.1
1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes and other miscellaneous items

Marketing segment

Petroleum product sales (at retail). For our retail store locations, the revenue related to petroleum product sales is recognized as the fuel is pumped to our customers. The transaction price at the pump typically includes some portion of sales or excise taxes as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass-through basis are not recognized as revenue and they are recorded

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to a liability account until they are paid. Our customers typically use a mixture of cash, checks, credit cards and debit cards to pay for our products as they are received. We have accounts receivable from the various credit/debit card providers at any point in time related to product sales made on credit cards and debit cards. These receivables are typically collected in two to seven days, depending on the terms with the particular credit/debit card providers. Payment fees retained by the credit/debit card providers are recorded as Store and other operating expenses in the Consolidated Statements of Income.

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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at June 30, 2023 and December 31, 2022 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At June 30, 2023 and December 31, 2022, we had $155.3 million and $164.1 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	June 30, 2023	December 31, 2022
Petroleum products - FIFO basis	$385.7	$367.0
Store merchandise for resale - FIFO basis	214.9	192.1
Less LIFO reserve	(262.9)	(250.7)
Total petroleum products and store merchandise inventory	337.7	308.4
Materials and supplies	12.2	10.7
Total inventories	$349.9	$319.1

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At June 30, 2023 and December 31, 2022, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $261.1 million and $249.1 million, respectively and for store merchandise for resale by $1.8 million and $1.6 million for June 30, 2023 and December 31, 2022, respectively.

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

The carrying values of marketable securities and the balance sheet location at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government Bonds	$5.9	$—	—	$5.9
U.S. Corporate bonds	5.5	—	—	5.5
Non U.S. Corporate bonds	1.5	—	—	1.5
Investment income receivable	0.1	—	—	0.1
	13.0	—	—	13.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities non-current
U.S. Corporate bonds	5.9	—	—	5.9
Non U.S. Corporate bonds	1.5	—	—	1.5
	7.4	—	—	7.4
Total marketable securities	$20.4	$—	$—	$20.4

	December 31, 2022
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government Bonds	$8.8	$—	$—	$8.8
U.S. Corporate bonds	6.0	—	—	6.0
Non U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	17.9	—	—	17.9
Marketable securities non-current
U.S. Corporate bonds	4.4	—	—	4.4
Total marketable securities	$22.3	$—	$—	$22.3

The amortized cost basis and fair value of the Company's available-for-sale marketable securities at June 30, 2023, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$17.4	$17.3
1 to 2 years	2.9	3.0
Total	$20.3	$20.3

There was no impairment on any available-for-sale marketable securities as of June 30, 2023 or December 31, 2022.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	June 30, 2023	December 31, 2022
Goodwill	$328.0	$328.0

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization includes pipeline space, which is being amortized over a 40-year life, and the intangible lease liability acquired from QuickChek which is being amortized over the remaining life of the underlying leases.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at June 30, 2023 and December 31, 2022 consisted of the following:

	Remaining Useful Life (in years)	June 30, 2023		December 31, 2022
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	32.2	$39.6	$32.2	$39.6	$32.7
Intangible lease liability	10.9	(9.1)	(7.6)	(9.1)	(7.9)
Total intangible assets subject to amortization		30.5	24.6	30.5	24.8
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		0.2	0.2	0.2	0.2
Total intangible assets not subject to amortization		115.6	115.6	115.6	115.6
Intangible assets, net of amortization		$146.1	$140.2	$146.1	$140.4

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	June 30, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.4 at June 30, 2023 and $1.6 at December 31, 2022)	$298.6	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.9 at June 30, 2023 and $4.2 at December 31, 2022)	496.1	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.7 at June 30, 2023 and $5.1 at December 31, 2022)	495.3	494.9
Term loan due 2028 (effective interest rate of 6.94% at June 30, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.7 at June 30, 2023 and December 31, 2022, respectively)	391.3	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.7	2.3
Capitalized lease obligations, buildings, due through 2059	126.4	131.3
Less unamortized debt issuance costs	(8.2)	(9.1)
Total long-term debt	1,802.2	1,806.9
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,787.3	$1,791.9

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

Revolving Credit Facility and Term Loan

Our credit agreement consists of both a cash flow revolving credit facility and a senior secured term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $392 million at June 30, 2023 and $394 million at December 31, 2022. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of June 30, 2023, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the term overnight financing rate, plus the applicable Alternative Reference Rate Committee ("ARRC") recommended credit spread adjustment (the “Adjusted Term SOFR Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted Term SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted Term SOFR Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

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

The Term Facility amortizes in quarterly installments, which commenced on July 1, 2021, at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales and casualty events (subject to certain reinvestment rights) and the net cash proceeds of issuances of indebtedness not permitted under the Credit Agreement. The credit agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2023, our total leverage ratio was 1.66 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $112.2 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2023 and December 31, 2022 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	June 30, 2023	December 31, 2022
Balance at beginning of period	$43.3	$39.2
Accretion expense	1.5	2.7
Settlements of liabilities	(2.3)	(2.3)
Liabilities incurred	1.1	3.7
Balance at end of period	$43.6	$43.3

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and six month periods ended June 30, 2023 and 2022, the Company’s approximate effective tax rates were as follows:

	2023	2022
Three months ended June 30,	24.4%	24.0%
Six months ended June 30,	24.0%	24.0%

In the six months ended June 30, 2023, the Company recognized approximately $2.3 million of excess tax benefits related to stock compensation for employees and $0.5 million in other discrete tax benefits. For the six months ended June 30, 2022, the Company recognized approximately $2.0 million of excess tax benefits related to stock compensation for employees and $0.4 million in other discrete tax benefits.

As of June 30, 2023, the earliest year remaining open for Federal audits and/or settlement is 2019 and for state audits and/or settlement is 2018.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 9 — Incentive Plans

2013 Long-Term Incentive Plan
Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), dividend equivalent units, cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million. On May 4, 2023, the 2023 Omnibus Incentive Compensation Plan (the "MUSA 2023 Plan") was approved by shareholders and became effective for all future grants for both employees and directors, as described later in the footnote.

Beginning with its initial quarterly dividend in December 2020, the Company issues dividend equivalent units ("DEU") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Assumptions used to value awards:
Dividend yield	0.53%
Expected volatility	33.1%
Risk-free interest rate	3.8%
Expected life (years)	4.9
Stock price at valuation date	$263.48

Changes in options outstanding for Company employees during the period from December 31, 2022 to June 30, 2023 are presented in the following table:

2013 Plan — Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2022	313,950	$112.06
Granted	38,100	$263.48
Exercised	(12,400)	$79.05
Outstanding at June 30, 2023	339,650	$130.25	4.0	$61.4

Exercisable at June 30, 2023	208,700	$92.87	3.0	$45.5

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time-based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2022 to June 30, 2023 are presented in the following table:

2013 Plan — Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	149,366	$125.51
Granted	34,436	$258.07
Vested and issued	(47,461)	$89.46	$11.8
Forfeited	(1,249)	$176.57
Outstanding at June 30, 2023	135,092	$171.49	$42.0

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

value of $263.48 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2022 to June 30, 2023 are presented in the following table:

2013 Plan — Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	106,001	$160.03
Granted	62,158	$293.84
Vested and issued	(72,799)	$121.83	$19.0
Outstanding at June 30, 2023	95,360	$210.75	$29.7

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “2013 Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock was reserved for issuance of grants under the Directors Plan. With approval of the 2023 Omnibus Plan, all future director grants will be granted under that plan.

RESTRICTED STOCK UNITS (2013 Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  Awards prior to 2023 vest at the end of three years and those granted in 2023 vest at the end of one year.

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. In addition, beginning with the 2023 annual equity grants to non-employee directors, these directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the Director RSU table above, will vest in one year, and will thereafter become deferred stock units.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2022 to June 30, 2023 are presented in the following table:

2013 Plan — Director RSUs and DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	26,923	$132.38
Granted	6,555	$259.49
Vested and issued	(9,880)	$110.19	$2.7
Outstanding at June 30, 2023, including DSUs	23,598	$178.20	$7.3

During the three-month period ended March 31, 2023, we granted 421 DSUs and recorded director expense of $0.1 million related to the grants under the 2013 Plan. No additional shares will be granted under the 2013 Plan. At June 30, 2023 there were 421 Director DSUs outstanding with an average grant date fair value of $258.05 under the 2013 Plan.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2023 Omnibus Incentive Compensation Plan

On May 4, 2023, the MUSA 2023 Plan became effective upon the approval of the Company's stockholders. The MUSA 2023 Plan has been established to replace, on a prospective basis, the MUSA 2013 Plan and the 2013 Directors Plan, each of which expire on August 8, 2023. The MUSA 2023 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1,725,000 shares (subject to certain adjustments). As of June 30, 2023, other than the deferred stock units described below, no other grants have been made under the MUSA 2023 Plan.

DEFERRED STOCK UNITS — Non-employee directors can elect to receive their annual cash retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service.

Changes in restricted stock units outstanding for Company 2023 Plan during the period from December 31, 2022 to June 30, 2023 are presented in the following table:

2023 Plan — RSUs and Director DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	—	$—
Granted	366	$311.11
Vested and issued	—	$—	$—
Outstanding at June 30, 2023, including DSUs	366	$311.11	$0.1

During the three-month period ended June 30, 2023, we granted 366 DSUs and recorded director expense of $0.1 million related to the grants. At June 30, 2023, there were 366 Director DSUs vested and outstanding with an average grant date fair value of $311.11 under the MUSA 2023 Plan.

Share-based compensation for the six months ended June 30, 2023 and 2022, was $10.1 million and $7.0 million, respectively. There were $0.3 million in income tax benefits realized for the tax deductions from options exercised for the six months ended June 30, 2023 and there were $0.5 million for the six months ended June 30, 2022.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of June 30, 2023, all current commodity derivative activity is immaterial.

There were $1.0 million in cash deposits at June 30, 2023 and none at December 31, 2022 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2023 or December 31, 2022.

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net charge or benefit associated with the interest rate swap entered into to manage the variability in interest payments for the variable-rate debt in association with $150.0 million of our outstanding term loan dated August 27, 2019 until the debt was repaid on January 29, 2021. At that time the hedge was de-designated and therefore hedge accounting is no longer applicable and mark-to-market gains and losses are recognized in the period in which the change occurs in the Consolidated Statements of Income in interest expense. The current loan balance subject to the hedge is $52.5 million. The Company is reclassifying the accumulated other comprehensive loss on the previous interest rate swap, $2.4 million as of the de-designation date, into interest expense using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2023 and 2022, respectively. The remaining balance at June 30, 2023 was $0.2 million. Prior to the de-designation, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that expires December 31, 2026, and excludes excise tax. As of June 30, 2023, approximately $105.7 million remained under the 2021 authorization. In addition, on May 2, 2023, we announced that our Board of Directors authorized a new share repurchase authorization of up to $1.5 billion to begin upon completion of the current $1 billion authorization and to be executed by December 31, 2028. For the six months ended June 30, 2023, the Company repurchased 382,992 shares of common stock for an average price of $284.01 per share including brokerage fees and excise tax. For the six months ended June 30, 2022, 1,716,166 shares were repurchased for an average price of $207.10 per share.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$132.8	$183.3	$239.1	$335.7

Weighted average common shares outstanding (in thousands)	21,686	23,952	21,712	24,302

Earnings per common share	$6.12	$7.65	$11.01	$13.81

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$132.8	$183.3	$239.1	$335.7

Weighted average common shares outstanding (in thousands)	21,686	23,952	21,712	24,302
Common equivalent shares:
Dilutive share-based awards	365	389	380	406
Weighted average common shares outstanding - assuming dilution (in thousands)	22,051	24,341	22,092	24,708

Earnings per common share assuming dilution	$6.02	$7.53	$10.82	$13.59

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2023	2022	2023	2022
Stock Options	38,100	3,250	38,100	55,150
PSUs	12,785	17,043	12,785	17,043
Total anti-dilutive shares	50,885	20,293	50,885	72,193

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income tax payments, net of refunds, were $46.5 million and $87.4 million for the six-month periods ended June 30, 2023 and 2022, respectively. Interest paid, net of amounts capitalized, was $46.2 million and $39.5 million for the six-month periods ended June 30, 2023 and 2022, respectively.

CHANGES IN WORKING CAPITAL:

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Accounts receivable	$10.1	$(99.9)
Inventories	(30.7)	(21.8)
Prepaid expenses and other current assets	11.3	(7.4)
Accounts payable and accrued liabilities	(52.3)	175.9
Income taxes payable	—	1.0
Net (increase) decrease in noncash operating working capital	$(61.6)	$47.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended June 30, 2023. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 14 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The tables below exclude Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended June 30, 2023, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$5.9	$—	$5.9
U.S. Corporate bonds	—	5.6	—	5.6
Non U.S. Corporate bonds	—	1.5	—	1.5
Accounts receivable - trade
Interest rate swap derivative	—	—	0.5	0.5
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	5.9	—	5.9
Non U.S. Corporate bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	11.3	—	—	11.3

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(17.6)	—	—	(17.6)
	$(6.3)	$20.4	$1.1	$15.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$8.8	$—	$8.8
U.S. Corporate bonds	—	6.1	—	6.1
Non U.S. Corporate bonds	—	3.0	—	3.0
Accounts receivable - trade
Interest rate swap derivative	—	—	1.3	1.3
Marketable securities, non-current
U.S. Corporate bonds	—	4.4	—	4.4
Other assets
Deferred compensation plan assets	9.5	—	—	9.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(14.7)	—	—	(14.7)
	$(5.2)	$22.3	$1.3	$18.4

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2023 and December 31, 2022.

	At June 30, 2023		At December 31, 2022
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.1)	$(1,650.4)	$(1,673.3)	$(1,643.0)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at June 30, 2023, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2023. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2023, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $47.5 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2023, the Company had contingent liabilities of $8.7 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Lessee — We lease land for 419 stores, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees. Included in our leased land are 102 properties leased from Walmart which contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	June 30, 2023	December 31, 2022
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$448.2	$449.6
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $35.8 at June 30, 2023 and $30.5 at December 31, 2022	118.0	124.6
Total leased assets		$566.2	$574.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$20.9	$20.5
Finance	Current maturities of long-term debt	10.9	11.0
Noncurrent
Operating	Non-current operating lease liabilities	445.3	444.2
Finance	Long-term debt, including capitalized lease obligations	118.3	122.6
Total lease liabilities		$595.4	$598.3

Lease Cost:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	Classification	2023	2022	2023	2022
Operating lease cost	Store and other operating expenses	$13.2	$12.5	$26.6	$24.5
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.8	3.9	7.6	7.9
Interest on lease liabilities	Interest expense	2.2	2.3	4.6	4.6
Net lease costs		$19.2	$18.7	$38.8	$37.0

Cash flow information:

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$24.9	$22.3
Operating cash flows from finance leases	$4.6	$4.6
Financing cash flows from finance leases	$7.7	$5.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at June 30, 2023:

(Millions of dollars)	Operating leases	Finance leases
2023	$24.8	$9.7
2024	49.9	18.2
2025	49.4	17.1
2026	49.3	16.0
2027	48.5	15.5
After 2027	554.9	122.0
Total lease payments	776.8	198.5
less: interest	310.6	69.4
Present value of lease liabilities	$466.2	$129.1

Lease Term and Discount Rate:

Six Months Ended June 30,
2023
Weighted average remaining lease term (years)
Finance leases	12.6
Operating leases	15.4
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.5%

Note 16 — Business Segments

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

		Three Months Ended
		June 30, 2023		June 30, 2022
(Millions of dollars)	Total Assets at June 30, 2023	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$3,837.2	$5,585.4	$151.7	$6,766.7	$199.1
Corporate and other assets	367.6	—	(18.9)	—	(15.8)
Total	$4,204.8	$5,585.4	$132.8	$6,766.7	$183.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended
	June 30, 2023		June 30, 2022
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$10,662.5	$277.6	$11,885.0	$368.2
Corporate and other assets	0.1	(38.5)	0.1	(32.5)
Total	$10,662.6	$239.1	$11,885.1	$335.7

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

Management’s Discussion and Analysis is organized as follows:

•Executive Overview — This section provides an overview of our business and the results of operations and financial condition for the periods presented. It includes information on the basis of presentation with respect to the amounts presented in the Management’s Discussion and Analysis and a discussion of the trends affecting our business.

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2023 and 2022.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2023 and 2022. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies — This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

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

Our Business

The Company owns and operates a chain of retail stores marketing gasoline and other products under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek®. At June 30, 2023, we had a total of 1,725 Company stores in 27 states, of which 1,566 were Murphy branded and 159 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For Q2 2023, the QuickChek results covered the period April 1, 2023 to June 30, 2023, and the 2023 year-to-date period began
December 31, 2022. For Q2 2022, the QuickChek results covered the period April 2, 2022 to July 1, 2022, and the 2022 year-to-date period began January 1, 2022. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily, and are volatile. While we generally expect our total fuel and merchandise sales volumes to grow over time and the gross margins to remain strong in a normalized environment, these sales and gross margins can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that upset global supply and demand as well as the price of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers and potentially offset the potential loss of discretionary volumes. In Q2 2023, crude oil prices continued to remain relatively stable ranging from $67 per barrel to $83 per barrel with the average price in Q2 2023 being $74 per barrel, compared to an average price of $109 per barrel in Q2 2022. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q2 2023 was 29.5 cents per gallon ("cpg"), compared to 34.9 cpg in Q2 2022. Retail fuel margin dollars increased 4.3% in the current quarter while retail fuel volumes improved 2.3% when compared to Q2 of 2022.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.49 in Q2 2023 compared to $1.44 in Q2 2022. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of June 30, 2023, we had $1.3 billion of Senior Notes and a $392 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At June 30, 2023, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances that we will generate sufficient cash from operations or be able to draw on the credit facilities, or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and six months ended June 30, 2023, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2023.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 23 “Business Segments” in the audited combined financial statements for the year ended December 31, 2022 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2023.

Results of Operations

Consolidated Results

For the three months ended June 30, 2023, the Company reported net income of $132.8 million, or $6.02 per diluted share, on revenue of $5.6 billion. Net income was $183.3 million for the same period in 2022, or $7.53 per diluted share, on $6.8 billion of revenue.  The decrease in net income was primarily due to lower all-in fuel contribution, increases in general and administrative expenses, store operating expenses, interest expense, and depreciation and amortization expense, which were partially offset by higher overall merchandise contributions, lower payment fees, and lower income tax expense.

For the six months ended June 30, 2023, the Company reported net income of $239.1 million, or $10.82 per diluted share, on revenue of $10.7 billion. Net income for the same period in 2022 was $335.7 million, or $13.59 per diluted share, on $11.9 billion of revenue.  The decrease in net income is primarily due to lower all-in fuel contributions, increases in store operating expenses, general and administrative expenses, interest expense and depreciation and amortization expense, partially offset by higher merchandise contribution and lower income tax expense.

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Revenues for Q2 2023 decreased $1.2 billion, or 17.5%, compared to the same quarter in 2022.  The decrease in revenues was due to 23.8% lower retail fuel sales prices, partially offset by increased fuel sales volumes of 2.3%, and an increase in merchandise sales prices and units.

Total cost of sales in Q2 2023 decreased $1.1 billion, or 18.4% when compared to Q2 2022.  In the current-year quarter, the decrease was primarily due to lower fuel cost, partially offset by higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $4.5 million, or 1.8% in Q2 2023 from Q2 2022, primarily due to higher employee related expenses, store maintenance costs, and inventory shrink costs, partially offset by lower payment fees.

Selling, general and administrative ("SG&A") expenses for Q2 2023 increased $7.2 million, or 13.8%, from Q2 2022. The increase in SG&A costs is primarily due to higher employee costs, professional and technology fees from business improvement initiatives, partially offset by a decrease in employee incentive expenses.

Depreciation and amortization expense increased $3.1 million, or 5.7% from the same period of 2022, primarily due to higher depreciation on new larger store formats for Murphy USA stores.

The effective income tax rate was approximately 24.4% for Q2 of 2023 compared to approximately 24.0% in Q2 2022.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Year-to-date revenues for six months of 2023 decreased $1.2 billion, or 10.3%, compared to the same period in 2022.  The decrease in revenues was due to lower retail fuel sales prices and was partially offset by higher retail fuel sales volumes, increased merchandise sales, and higher RINs revenue.

Total cost of sales for six months 2023 decreased $1.1 billion, or 10.7%, compared to 2022.  In the current-year period, the lower costs were primarily due to lower wholesale fuel prices, partially offset by higher sales volumes, and higher merchandise costs.

Store and other operating expenses increased $20.1 million, or 4.2%, in the first six months of 2023, primarily due to higher employee related costs, increased store maintenance expenses and inventory shrink costs, partially offset by lower payment fees.

SG&A expenses for the first six months of 2023 increased $20.0 million, or 20.3%, compared to the first six months of 2022. The increase in SG&A costs is primarily due to an increase in employee related costs, professional and technology services for business improvement initiatives, and employee incentive expenses.

Depreciation and amortization expense increased $4.1 million, or 3.7%, year-to-date from the same period of 2022 primarily due to higher depreciation related to the newer larger store formats of Murphy USA stores.

The effective income tax rate was approximately 24.0% for the six months ended June 30, 2023 versus 24.0% for the same period of 2022.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Marketing	$151.7	$199.1	$277.6	$368.2
Corporate and other assets	(18.9)	(15.8)	(38.5)	(32.5)
Net Income	$132.8	$183.3	$239.1	$335.7

Marketing

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Marketing segment net income for the three months ended June 30, 2023 was lower compared to the same period in 2022 primarily due to:

•Lower all-in fuel contribution
•Higher SG&A expenses
•Higher store operating expenses

The items below partially offset the decrease in net income in the current period:

•Higher fuel volume
•Higher merchandise contribution
•Lower payment fees

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Marketing segment net income for the six months ended June 30, 2023 was lower compared to the same six-month period in 2022 primarily due to:
•Lower all-in fuel contribution
•Higher store operating expenses
•Higher SG&A expenses

The items below partially offset the decrease in net income in the six-month period:
•Higher merchandise contribution
•Higher fuel volume
•Lower payment fees

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2023	2022	2023	2022

Operating Revenues
Petroleum product sales	$4,450.6	$5,690.3	$8,444.8	$9,838.7
Merchandise sales	1,049.0	994.6	2,015.2	1,886.6
Other operating revenues	85.8	81.8	202.5	159.7
Total operating revenues	5,585.4	6,766.7	10,662.5	11,885.0
Operating expenses
Petroleum products cost of goods sold	4,170.0	5,347.8	7,950.6	9,204.0
Merchandise cost of goods sold	842.2	797.9	1,621.3	1,514.2
Store and other operating expenses	256.8	252.2	495.0	474.9
Depreciation and amortization	53.2	50.8	105.6	102.5
Selling, general and administrative	59.4	52.2	118.4	98.4
Accretion of asset retirement obligations	0.7	0.7	1.5	1.4
Total operating expenses	5,382.3	6,501.6	10,292.4	11,395.4

Gain (loss) on sale of assets	0.1	(0.7)	(0.1)	(0.7)
Income (loss) from operations	203.2	264.4	370.0	488.9

Other income (expense)
Interest expense	(2.2)	(2.3)	(4.5)	(4.5)
Total other income (expense)	$(2.2)	$(2.3)	$(4.5)	$(4.5)
Income (loss) before income taxes	$201.0	$262.1	$365.5	$484.4
Income tax expense (benefit)	49.3	63.0	87.9	116.2
Net income (loss) from operations	$151.7	$199.1	$277.6	$368.2

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2023	2022	2023	2022

Total tobacco sales revenue same store sales[1,2]	$128.5	$125.0	$124.0	$119.5
Total non-tobacco sales revenue same store sales[1,2]	76.2	73.6	73.0	66.7
Total merchandise sales revenue same store sales[1,2]	$204.7	$198.6	$197.0	$186.2
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,725	1,695	1,725	1,695
Total store months during the period	5,149	5,021	10,290	10,052

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

Fuel

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2023	2022	2023	2022
Total retail fuel contribution ($ Millions)	$334.7	$320.8	$599.4	$574.3
Total PS&W contribution ($ Millions)	(53.0)	22.8	(103.1)	62.3
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	84.1	79.3	199.4	156.0
Total fuel contribution ($ Millions)	$365.8	$422.9	$695.7	$792.6
Retail fuel volume - chain (Million gal)	1,238.8	1,211.3	2,380.5	2,299.6
Retail fuel volume - per store (K gal APSM)[1]	249.3	250.7	239.8	237.8
Retail fuel volume - per store (K gal SSS)[2]	245.2	247.9	236.2	235.3
Total fuel contribution (including retail, PS&W and RINs) (cpg)	29.5	34.9	29.2	34.5
Retail fuel margin (cpg)	27.0	26.5	25.2	25.0
PS&W including RINs contribution (cpg)	2.5	8.4	4.0	9.5
1APSM metric includes all stores open through the date of calculation
[2]2022 amounts not revised for 2023 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Petroleum product sales	$4,450.6	$5,690.3	$8,444.8	$9,838.7
Less Petroleum product cost of goods sold	(4,170.0)	(5,347.8)	(7,950.6)	(9,204.0)
Plus RINs and other (included in Other Operating Revenues line)	85.2	80.4	201.5	157.9
Total fuel contribution	$365.8	$422.9	$695.7	$792.6

Merchandise

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2023	2022	2023	2022
Total merchandise contribution ($ Millions)	$206.8	$196.7	$393.9	$372.4
Total merchandise sales ($ Millions)	$1,049.0	$994.6	$2,015.2	$1,886.6
Total merchandise sales ($K SSS)[1,2]	$204.7	$198.6	$197.0	$186.2
Merchandise unit margin (%)	19.7%	19.8%	19.6%	19.7%
Tobacco contribution ($K SSS)[1,2]	$18.2	$17.8	$17.8	$17.3
Non-tobacco contribution ($K SSS)[1,2]	$22.5	$21.6	$21.1	$18.9
Total merchandise contribution ($K SSS)[1,2]	$40.7	$39.4	$38.9	$36.2
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Net income in the Marketing segment for Q2 2023 decreased $47.4 million, to $151.7 million when compared to the Q2 2022 period. The decrease was due to lower total all-in fuel contribution and increases in SG&A expenses and store operating expenses, partially offset by higher merchandise contribution and lower income tax expense.

Total revenues for the Marketing segment decreased $1.2 billion to $5.6 billion in Q2 2023 compared to $6.8 billion in Q2 2022. The reduction in revenues was due to lower retail fuel prices that were partially offset by increases in the number of gallons sold and higher merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $594.2 million in Q2 2023 and $554.7 million in Q2 2022.

Retail fuel margin dollars increased 4.3% compared to the prior-year quarter on higher total fuel volumes of 2.3%, resulting in a retail fuel margin of 27.0 cpg for Q2 2023 compared to 26.5 cpg in Q2 2022. Total fuel sales volumes on a SSS basis decreased 1.8% to 245.2 thousand gallons per store in the 2023 period when compared to Q2 2022.

Total PS&W margin dollars, including RINs, decreased by $71.0 million from Q2 2022 results. The quarter-over-quarter decrease reflects lower income mainly related to timing and inventory pricing adjustments. The Q2 2023 quarter includes the sale of 56.6 million RINs at an average selling price of $1.49 per RIN while Q2 2022 had sales of 55.0 million RINs at an average price of $1.44 per RIN, resulting in an increase in RINs revenue of $4.8 million.

Total merchandise sales were $1.0 billion in both Q2 2023 and 2022. Total merchandise contribution in Q2 2023 improved 5.1% compared to Q2 2022 due to higher unit sales volumes and retail prices.  Total SSS merchandise contribution dollars grew 2.8%, which included an increase of 2.6% in tobacco products and a 2.9% increase in non-tobacco products.

Store and other operating expenses increased $4.6 million in Q2 2023 compared to Q2 2022, primarily due to employee related expenses, store maintenance costs, and inventory shrink costs partially offset by lower payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were higher by 3.9%, primarily due to increased employee related expenses, maintenance costs, and inventory shrink costs.

SG&A expenses increased $7.2 million in Q2 2023 compared to Q2 2022 due primarily to higher salaries and related benefits and professional and technology fees from business improvement initiatives, partially offset by lower employee incentive expenses.

Depreciation and amortization expense increased $2.4 million, or 4.7%, in Q2 2023 compared to Q2 2022 due to new larger store formats for Murphy USA stores.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Net income in the Marketing segment for the six months ended June 30, 2023 decreased $90.6 million compared to the six months ended June 30, 2022 period, due to lower all-in fuel contributions, increased store operating expenses, higher selling general and administrative costs and were partially offset by higher merchandise contributions and lower income tax expense.

Total revenues for the Marketing segment were approximately $10.7 billion for the six-month period ended June 30, 2023 compared to $11.9 billion for the same period ended June 30, 2022. The decrease in revenues were due to a 17.2% decrease in retail fuel sales prices, decreased total PS&W revenues, including RINs, and was partially offset by a 3.5% increase in number of gallons sold and a 6.8% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $1.1 billion in the six months ended June 30, 2023 and 2022.

Retail fuel margin dollars increased 4.4% in the six-month period ended June 30, 2023 compared to the prior- year six months on fuel volumes which increased 3.5% combined with a relatively flat margin rate of 25.2 cpg when compared to 25.0 cpg in the same period of 2022. Total fuel sales volumes on a SSS basis decreased 0.3% to 236.2 thousand gallons per store in 2023 compared to 2022.

Total PS&W margin dollars, including RINs, generated income of $96.3 million in the 2023 six-month period compared to income of $218.3 million in the first six months of 2022, a decrease of $122.0 million. The decrease was due to timing and inventory pricing adjustments, partially offset by higher RINs revenue. The six months ended June 30, 2023 includes the sales of 128.6 million RINs at an average selling price of $1.55 per RIN while the prior-year period had sales of 123.5 million RINs at an average price of $1.26 per RIN, resulting in an increase in RIN revenue of $43.4 million.

Total merchandise sales increased 6.8% to $2.0 billion in the six months ended June 30, 2023 compared to $1.9 billion in the first six months of 2022 due to higher sales volumes and prices across the chain in most categories. Year-to-date total merchandise contribution in 2023 increased 5.8% compared to the same period of 2022.  Total SSS merchandise contribution dollars grew 3.8% with an increase of 3.4% in tobacco products and 4.2% in non-tobacco products.

Store and other operating expenses increased $20.1 million in the current year compared to the same period of 2022, primarily due to employee related expenses, maintenance expenses and inventory shrink costs, partially offset by lower payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 4.7%, primarily due to employee related expenses, maintenance costs, and inventory shrink.

SG&A expenses increased $20.0 million in 2023 compared to 2022 due primarily to the increased salaries and benefits, professional and technology services for business improvement initiatives, and employee incentive expenses.

Depreciation and amortization expense increased $3.1 million, or 3.0%, in the first six months of 2023 due to new larger store formats for Murphy USA stores.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	(1.8)%	(0.6)%	(0.3)%	0.8%

Merchandise sales	2.7%	2.9%	4.3%	4.3%
Tobacco sales	3.0%	2.2%	4.1%	3.4%
Non-tobacco sales	2.2%	4.1%	4.6%	6.2%

Merchandise margin	2.8%	2.6%	3.8%	3.3%
Tobacco margin	2.6%	0.4%	3.4%	1.5%
Non-tobacco margin	2.9%	5.0%	4.2%	5.8%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

After-tax results for Corporate and other assets for Q2 2023 were a loss of $18.9 million compared to a loss of $15.8 million in Q2 2022. The increase in loss was primarily due to higher interest expense partially offset by higher nonoperating income and investment income.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

After-tax results for Corporate and other assets for the six months ended June 30, 2023 were a loss of $38.5 million compared to a loss of $32.5 million in the same period of 2022. The higher costs were primarily due to higher interest expense which was partially offset by higher interest income and nonoperating income in 2023 compared to 2022.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Net income	$132.8	$183.3	$239.1	$335.7

Income tax expense (benefit)	42.9	58.0	75.6	106.0
Interest expense, net of investment income	23.2	19.8	47.3	39.4
Depreciation and amortization	57.8	54.7	114.2	110.1
EBITDA	256.7	315.8	476.2	591.2

Accretion of asset retirement obligations	0.7	0.7	1.5	1.4
(Gain) loss on sale of assets	(0.1)	(1.9)	0.1	(1.9)
Acquisition and integration related costs	—	0.8	—	1.0
Other nonoperating (income) expense	(0.2)	1.2	(0.5)	1.9
Adjusted EBITDA	$257.1	$316.6	$477.3	$593.6

Capital Resources and Liquidity

Significant Sources of Capital

As of June 30, 2023, we had $92.9 million of cash and cash equivalents and $20.4 million of marketable securities. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at June 30, 2023, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $320.9 million for the six months ended June 30, 2023, and $516.5 million for the same period of 2022, a decrease of $195.6 million. The decrease for the current year is primarily related to the year-over-year changes in amounts from non-cash working capital of $109.4 million and the decrease in net income of $96.6 million compared to the same period in 2022. For the current year, operating cash required by changes in non-cash operating working capital of $61.6 million was due to a decrease in accounts payable and accrued liabilities of $52.3 million which was related to the timing of payments and an increase in inventory of $30.7 million due to higher merchandise prices and volumes. This was partially offset by a decrease in prepaid expenses of $11.3 million due primarily to the timing of payments for income taxes, software licenses, and maintenance agreements, and a decrease in accounts receivable of $10.1 million due to the timing of receipts combined with lower fuel prices.

Investing Activities

For the six months ended June 30, 2023, cash required by investing activities was $142.3 million compared to $137.4 million in 2022. The $4.9 million increase in investing cash requirements in 2023 compared to the prior year was primarily due to a decrease in the amount of proceeds from sales of corporate assets of $6.3 million, and was partially offset by net cash provided of $2.1 million from maturities of marketable securities net of new investments in marketable securities of which there were none in 2022.

Financing Activities

Financing activities in the six months ended June 30, 2023 required cash of $146.2 million compared to cash required of $395.1 million in the six months ended June 30, 2022, a decrease of $248.9 million. The first six months of 2023 included payments of $107.9 million for the repurchase of common shares, which was a decrease of $247.5 million from the repurchases of $355.4 million in the 2022 period. Amounts related to share-based compensation required $3.2 million less in cash during 2023 than in 2022. Dividend payments increased $1.7 million in 2023 versus amounts paid in the first six months of 2022.

Dividends

During the six months ended June 30, 2023, the Company paid cash dividend payments of $0.75 per common share, for a total of $16.3 million, compared to the period ended June 30, 2022, in which dividends of $0.60 per share were paid for total cash dividend payments of $14.6 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

Share Repurchase Program

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion. The authorization value excludes any excise tax that may be incurred. During the six months ended June 30, 2023 a total of 382,992 shares were repurchased for $108.8 million, including excise tax under the 2021 program. As of June 30, 2023, we had approximately $105.7 million remaining under the 2021 authorization.

On May 2, 2023, we announced that our Board of Directors approved a new share repurchase authorization of up to $1.5 billion to begin upon completion of the current 2021 authorization and to be executed by December 31, 2028. The new authorization reaffirms the Company's commitment to supplement organic growth initiatives with shareholder distributions, including our dividend growth plan, to maximize value creation over time. The entirety of this authorization is available as of June 30, 2023.

Debt

Our long-term debt at June 30, 2023 and December 31, 2022 was as set forth below:

(Millions of dollars)	June 30, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.4 at June 30, 2023 and $1.6 at December 31, 2022)	$298.6	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.9 at June 30, 2023 and $4.2 at December 31, 2022)	496.1	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.7 at June 30, 2023 and $5.1 at December 31, 2022)	495.3	494.9
Term loan due 2028 (effective interest rate of 6.94% at June 30, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.7 at June 30, 2023 and December 31, 2022, respectively)	391.3	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.7	2.3
Capitalized lease obligations, buildings, due through 2059	126.4	131.3
Less unamortized debt issuance costs	(8.2)	(9.1)
Total notes payable, net	1,802.2	1,806.9
Less current maturities	14.9	15.0
Total long-term debt, net of current	$1,787.3	$1,791.9

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

Revolving Credit Facility and Term Loan

Our credit agreement consists of both a cash flow revolving credit facility and a senior secured term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $392 million at June 30, 2023 and $394 million at December 31, 2022. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of June 30, 2023, we had no outstanding borrowings under the Revolving Facility and had $4.7 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the term secured overnight financing rate, plus the applicable Alternative Reference Rate Committee ("ARRC") recommended credit spread adjustment (the “Adjusted Term SOFR Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the "Prime Rate", (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted Term SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted Term SOFR Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

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

The Term Facility amortizes in quarterly installments which commenced on July 1, 2021, at a rate of 1.00% per annum. Murphy USA is also required to prepay the Term Facility with a portion of its excess cash flow, a portion of the net cash proceeds of certain asset sales, casualty events (subject to certain reinvestment rights) and net cash proceeds of issuances of indebtedness not permitted under the credit agreement. The Credit Agreement allows Murphy USA to prepay, in whole or in part, the Term Facility outstanding thereunder, together with any accrued and unpaid interest, with prior notice but without premium or penalty other than breakage and redeployment costs.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2023, our total leverage ratio was 1.66 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $112.2 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and six months ended June 30, 2023, and accounted for the vast majority of our total assets as of June 30, 2023. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.

The following table outlines our capital spending and investments by segment for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Marketing:
Company stores	$54.5	$69.2	$106.7	$121.2
Terminals	1.7	—	2.9	—
Maintenance capital	13.4	6.5	21.9	11.8
Corporate and other assets	15.4	2.7	26.9	14.5
Total	$85.0	$78.4	$158.4	$147.5

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2023 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $392 million and to our Revolving Facility which currently is undrawn. Both of these loans were historically tied to LIBOR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, we currently have an interest rate swap that hedges exposure to one-month LIBOR for $60.0 million of our outstanding term loan amount at June 30, 2023. A 10% increase or decrease in the underlying interest rate would have an immaterial impact on the financial statements of the Company at June 30, 2023.

For additional information about our use of derivative instruments, see Note 15 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2022 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of June 30, 2023.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2023, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended June 30, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2023 to April 30, 2023	—	$—	—	$200,000,175
May 1, 2023 to May 31, 2023	168,131	277.71	168,131	153,308,264
June 1, 2023 to June 30, 2023	166,013	286.53	166,013	105,741,112
Three Months Ended June 30, 2023	334,144	$282.09	334,144	$105,741,112

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on December 1, 2021 include authorization for the Company to acquire up to $1 billion of its common shares by December 31, 2026, and does not include excise on stock repurchases.

ITEM 5. OTHER INFORMATION
None.

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
and Duly Authorized Officer)
August 3, 2023

EXHIBIT INDEX
Exhibit Number	Description
10.1*	Form of 2023 Omnibus Incentive Plan Option Grant Agreement
10.2*	Form of 2023 Omnibus Incentive Plan Performance Share Agreement
10.3*	Form of 2023 Omnibus Incentive Plan RSU Agreement (Non-Employee Director Award)
10.4*	Form of 2023 Omnibus Incentive Plan RSU Agreement (Employees)
10.5*
Second Amendment Agreement, dated as of June 26, 2023, to the Credit Agreement dated as of January 29, 2021, as amended as of March 8, 2023, by and among Murphy USA, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent.

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