Form 10-Q
period 2023-09-30
Murphy USA Inc.
filed 2023-11-02
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2023 was 21,277,031.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$124.8	$60.5
Marketable securities, current	8.5	17.9
Accounts receivable—trade, less allowance for doubtful accounts of $1.5 and $0.3 at 2023 and 2022, respectively	344.2	281.7
Inventories, at lower of cost or market	335.4	319.1
Prepaid expenses and other current assets	27.4	47.6
Total current assets	840.3	726.8
Marketable securities, non-current	7.4	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,694.2 and $1,553.1 at 2023 and 2022, respectively	2,520.1	2,459.3
Operating lease right of use assets, net	451.9	449.6
Intangible assets, net of amortization	139.9	140.4
Goodwill	328.0	328.0
Other assets	17.7	14.7
Total assets	$4,305.3	$4,123.2

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.0	$15.0
Trade accounts payable and accrued liabilities	800.6	839.2
Income taxes payable	11.6	—
Total current liabilities	827.2	854.2

Long-term debt, including capitalized lease obligations	1,786.4	1,791.9
Deferred income taxes	327.7	327.4
Asset retirement obligations	44.0	43.3
Non-current operating lease liabilities	449.8	444.2
Deferred credits and other liabilities	26.1	21.5
Total liabilities	3,461.2	3,482.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2023 and 2022, respectively)	0.5	0.5
Treasury stock (25,490,133 and 25,017,324 shares held at 2023 and 2022, respectively)	(2,795.9)	(2,633.3)
Additional paid in capital (APIC)	502.7	518.9
Retained earnings	3,136.8	2,755.1
Accumulated other comprehensive income (loss) (AOCI)	—	(0.5)
Total stockholders' equity	844.1	640.7
Total liabilities and stockholders' equity	$4,305.3	$4,123.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Operating Revenues
Petroleum product sales[1]	$4,658.8	$5,078.6	$13,103.6	$14,917.3
Merchandise sales	1,055.6	1,027.2	3,070.8	2,913.8
Other operating revenues	83.5	88.9	286.1	248.7
Total operating revenues	5,797.9	6,194.7	16,460.5	18,079.8

Operating Expenses
Petroleum product cost of goods sold[1]	4,322.5	4,699.3	12,273.1	13,903.3
Merchandise cost of goods sold	843.8	821.5	2,465.1	2,335.7
Store and other operating expenses	265.6	254.5	760.6	729.4
Depreciation and amortization	57.5	54.4	171.7	164.5
Selling, general and administrative	60.0	52.4	178.4	150.8
Accretion of asset retirement obligations	0.7	0.6	2.2	2.0
Acquisition and integration related costs	—	0.4	—	1.4
Total operating expenses	5,550.1	5,883.1	15,851.1	17,287.1

Gain (loss) on sale of assets	(0.5)	0.3	(0.6)	2.2
Income (loss) from operations	247.3	311.9	608.8	794.9

Other income (expense)
Investment income	2.1	1.4	4.7	1.8
Interest expense	(24.6)	(21.8)	(74.5)	(61.6)
Other nonoperating income (expense)	(1.4)	(0.8)	(0.9)	(2.7)
Total other income (expense)	(23.9)	(21.2)	(70.7)	(62.5)
Income before income taxes	223.4	290.7	538.1	732.4
Income tax expense (benefit)	55.7	71.2	131.3	177.2
Net Income	$167.7	$219.5	$406.8	$555.2

Basic and Diluted Earnings Per Common Share
Basic	$7.83	$9.46	$18.80	$23.17
Diluted	$7.69	$9.28	$18.47	$22.76
Weighted-Average Common Shares Outstanding (in thousands):
Basic	21,401	23,206	21,635	23,963
Diluted	21,790	23,650	22,020	24,398
Supplemental information:
[1]Includes excise taxes of:	$582.1	$569.7	$1,721.0	$1,638.4

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$167.7	$219.5	$406.8	$555.2

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	0.1	0.2	0.6	0.7
	0.1	0.2	0.6	0.7
Deferred income tax (benefit) expense	—	0.1	0.1	0.2
Other comprehensive income (loss)	0.1	0.1	0.5	0.5
Comprehensive income	$167.8	$219.6	$407.3	$555.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$406.8	$555.2
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	171.7	164.5
Deferred and noncurrent income tax charges (benefits)	0.1	15.0
Accretion of asset retirement obligations	2.2	2.0
(Gains) losses from sale of assets	0.6	(2.2)
Net (increase) decrease in noncash operating working capital	(97.2)	18.8
Other operating activities - net	26.7	18.2
Net cash provided (required) by operating activities	510.9	771.5
Investing Activities
Property additions	(224.6)	(223.1)
Proceeds from sale of assets	2.3	8.5
Investment in marketable securities	(11.3)	—
Redemptions of marketable securities	18.0	—
Other investing activities - net	(1.4)	(0.6)
Net cash provided (required) by investing activities	(217.0)	(215.2)
Financing Activities
Purchase of treasury stock	(172.7)	(566.9)
Dividends paid	(24.7)	(22.1)
Borrowings of debt	8.0	—
Repayments of debt	(19.6)	(11.4)
Amounts related to share-based compensation	(20.6)	(19.6)
Net cash provided (required) by financing activities	(229.6)	(620.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64.3	(63.7)
Cash, cash equivalents, and restricted cash at beginning of period	60.5	256.4
Cash, cash equivalents, and restricted cash at end of period	$124.8	$192.7

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

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	106.3	—	106.3
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.37 per share)	—	—	—	—	(8.1)	—	(8.1)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(13.7)	—	—	—	(13.7)
Issuance of treasury stock	—	—	8.7	(8.7)	—	—	—
Amounts related to share-based compensation	—	—	—	(13.5)	—	—	(13.5)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of March 31, 2023	46,767,164	0.5	(2,638.3)	501.7	2,853.2	(0.3)	716.8
Net income	—	—	—	—	132.8	—	132.8
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.38 per share)	—	—	—	—	(8.2)	—	(8.2)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(95.1)	—	—	—	(95.1)
Issuance of treasury stock	—	—	0.3	(0.4)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(0.8)	—	—	(0.8)
Share-based compensation expense	—	—	—	5.2	—	—	5.2
Balance as of June 30, 2023	46,767,164	$0.5	$(2,733.1)	$505.8	$2,977.7	$(0.1)	$750.8
Net income	—	—	—	—	167.7	—	167.7
Amortization of unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.39 per share)	—	—	—	—	(8.4)	—	(8.4)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(65.3)	—	—	—	(65.3)
Issuance of treasury stock	—	—	2.5	(2.7)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(6.3)	—	—	(6.3)
Share-based compensation expense	—	—	—	5.7	—	—	5.7
Balance as of September 30, 2023	46,767,164	$0.5	$(2,795.9)	$502.7	$3,136.8	$—	$844.1

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "us", "our" or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At September 30, 2023, the Company had a total of 1,724 Company stores of which 1,568 were branded as Murphy and 156 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended September 30, 2023, the QuickChek results cover the period July 1, 2023 to September 29, 2023 and the 2023 year-to-date period began December 31, 2022. For the three month period ended September 30, 2022, the QuickChek results cover the period July 2, 2022 to September 30, 2022 and the 2022 year-to-date period began January 1, 2022. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

The following tables disaggregate our revenues by major source for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$4,134.8	$—	$4,134.8	$4,550.4	$—	$4,550.4
Petroleum product sales (at wholesale) [1]	524.0	—	524.0	528.2	—	528.2
Total petroleum product sales	4,658.8	—	4,658.8	5,078.6	—	5,078.6
Merchandise sales	1,055.6	—	1,055.6	1,027.2	—	1,027.2
Other operating revenues:
RINs	81.7	—	81.7	87.6	—	87.6
Other revenues [2]	1.7	0.1	1.8	1.0	0.3	1.3
Total revenues	$5,797.8	$0.1	$5,797.9	$6,194.4	$0.3	$6,194.7

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$11,693.7	—	$11,693.7	$13,361.7	$—	$13,361.7
Petroleum product sales (at wholesale) [1]	1,409.9	—	1,409.9	1,555.6	—	1,555.6
Total petroleum product sales	13,103.6	—	13,103.6	14,917.3	—	14,917.3
Merchandise sales	3,070.8	—	3,070.8	2,913.8	—	2,913.8
Other operating revenues:
RINs	281.2	—	281.2	243.6	—	243.6
Other revenues [2]	4.7	0.2	4.9	4.7	0.4	5.1
Total revenues	$16,460.3	$0.2	$16,460.5	$18,079.4	$0.4	$18,079.8
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

The Company offers loyalty programs through its Murphy USA, Murphy Express, and QuickChek branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy USA and Murphy Express stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy USA and Murphy Express, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at September 30, 2023 and December 31, 2022 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2023 and December 31, 2022, we had $215.8 million and $164.1 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2023	December 31, 2022
Petroleum products - FIFO basis	$430.5	$367.0
Store merchandise for resale - FIFO basis	203.6	192.1
Less LIFO reserve	(313.7)	(250.7)
Total petroleum products and store merchandise inventory	320.4	308.4
Materials and supplies	15.0	10.7
Total inventories	$335.4	$319.1

Murphy USA and Murphy Express branded petroleum products are valued using the last-in, first-out (LIFO) method and certain QuickChek store merchandise for resale is valued using the LIFO method. At September 30, 2023 and December 31, 2022, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $311.6 million and $249.1 million, respectively and for store merchandise for resale by $2.1 million and $1.6 million for September 30, 2023 and December 31, 2022, respectively.

Note 4 — Marketable Securities

The Company invests a portion of its excess operational cash in marketable securities. The goal of the Company's investment policy, in order of priority, are as follows: (1) preservation of principal, (2) maintaining a high degree of liquidity to meet cash flow requirements, and (3) deliver competitive returns subject to prevailing market conditions and the Company's stated objectives related to safety and liquidity. Nothing in the policy is intended to indicate that management must invest excess operational cash; it allows it to be subject to specific limitations.

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

The carrying values of marketable securities and the balance sheet location at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$5.9	$—	—	$5.9
U.S. Corporate bonds	2.5	—	—	2.5
Investment income receivable	0.1	—	—	0.1
	8.5	—	—	8.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities non-current
U.S. Corporate bonds	5.9	—	—	5.9
Non U.S. Corporate bonds	1.5	—	—	1.5
	7.4	—	—	7.4
Total marketable securities	$15.9	$—	$—	$15.9

	December 31, 2022
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$8.8	$—	$—	$8.8
U.S. Corporate bonds	6.0	—	—	6.0
Non U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	17.9	—	—	17.9
Marketable securities non-current
U.S. Corporate bonds	4.4	—	—	4.4
Total marketable securities	$22.3	$—	$—	$22.3

The amortized cost basis and fair value of the Company's available-for-sale marketable securities at September 30, 2023, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$15.8	$15.8
1 to 2 years	—	—
Total	$15.8	$15.8

There was no impairment on any available-for-sale marketable securities as of September 30, 2023 or December 31, 2022.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	September 30, 2023	December 31, 2022
Goodwill	$328.0	$328.0

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at September 30, 2023 and December 31, 2022 consisted of the following:

	Remaining Useful Life (in years)	September 30, 2023		December 31, 2022
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	31.9	$39.6	$31.9	$39.6	$32.7
Intangible lease liability	10.7	(9.1)	(7.4)	(9.1)	(7.9)
Total intangible assets subject to amortization		30.5	24.5	30.5	24.8
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Liquor licenses		—	—	0.2	0.2
Total intangible assets not subject to amortization		115.4	115.4	115.6	115.6
Intangible assets, net of amortization		$145.9	$139.9	$146.1	$140.4

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.3 at September 30, 2023 and $1.6 at December 31, 2022)	$298.7	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.7 at September 30, 2023 and $4.2 at December 31, 2022)	496.3	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.6 at September 30, 2023 and $5.1 at December 31, 2022)	495.4	494.9
Term loan due 2028 (effective interest rate of 7.22% at September 30, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.6 at September 30, 2023 and $0.7 at December 31, 2022)	390.4	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.9	2.3
Capitalized lease obligations, buildings, due through 2059	125.4	131.3
Less unamortized debt issuance costs	(7.7)	(9.1)
Total long-term debt	1,801.4	1,806.9
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,786.4	$1,791.9

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $391 million at September 30, 2023 and $394 million at December 31, 2022. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2023, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2023, our total leverage ratio was 1.75 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $116.1 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2023 and December 31, 2022 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2023	December 31, 2022
Balance at beginning of period	$43.3	$39.2
Accretion expense	2.2	2.7
Settlements of liabilities	(3.1)	(2.3)
Liabilities incurred	1.6	3.7
Balance at end of period	$44.0	$43.3

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine month periods ended September 30, 2023 and 2022, the Company’s approximate effective tax rates were as follows:

	2023	2022
Three months ended September 30,	24.9%	24.5%
Nine months ended September 30,	24.4%	24.2%

In the nine months ended September 30, 2023, the Company recognized approximately $2.5 million of excess tax benefits related to stock compensation for employees and $0.5 million in other discrete tax benefits. For the nine months ended September 30, 2022, the Company recognized approximately $2.5 million of excess tax benefits related to stock compensation for employees and $0.4 million in other discrete tax benefits.

As of September 30, 2023, the earliest year remaining open for Federal audits and/or settlement is 2019 and for state audits and/or settlement is 2018.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Changes in options outstanding for Company employees during the period from December 31, 2022 to September 30, 2023 are presented in the following table:

2013 Plan — Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2022	313,950	$112.06
Granted	38,100	$263.48
Exercised	(54,450)	$76.08
Outstanding at September 30, 2023	297,600	$138.02	4.1	$60.6

Exercisable at September 30, 2023	167,100	$97.47	3.1	$40.8

RESTRICTED STOCK UNITS (MUSA 2013 Plan) – The Committee has granted time-based restricted stock units (RSUs) as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2013 Plan, are valued at the grant date fair value, and vest over three years.

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2022 to September 30, 2023 are presented in the following table:

2013 Plan — Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	149,366	$125.51
Granted	34,600	$256.84
Vested and issued	(60,735)	$80.07	$16.0
Forfeited	(2,642)	$176.19
Outstanding at September 30, 2023	120,589	$198.08	$41.2

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2022 to September 30, 2023 are presented in the following table:

2013 Plan — Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	106,001	$160.03
Granted	62,275	$292.52
Vested and issued	(72,799)	$121.83	$19.0
Outstanding at September 30, 2023	95,477	$218.97	$32.6

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

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. In addition, beginning with the 2023 annual equity grants to non-employee directors, the directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the Director RSU table below, will vest in one year, and will thereafter become deferred stock units.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2022 to September 30, 2023 are presented in the following table:

2013 Plan — Director RSUs and DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	26,923	$132.38
Granted	6,584	$258.35
Vested and issued	(9,880)	$110.19	$2.7
Outstanding at September 30, 2023, including DSUs	23,627	$177.98	$8.1

During the three-month period ended March 31, 2023, we granted 421 DSUs and recorded director expense of $0.1 million related to the grants under the 2013 Plan. One DEU share was granted and vested on these DSUs during the third quarter period. At September 30, 2023 there were 422 Director DSUs outstanding with an average grant date fair value of $258.05 under the 2013 Plan.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2023 Omnibus Incentive Compensation Plan

On May 4, 2023, the MUSA 2023 Plan became effective upon the approval of the Company's stockholders. The MUSA 2023 Plan has been established to replace, on a prospective basis, the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1,725,000 shares (subject to certain adjustments). As of September 30, 2023, other than the deferred stock units described below, no other grants have been made under the MUSA 2023 Plan.

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

Changes in restricted stock units outstanding for Company 2023 Plan during the period from December 31, 2022 to September 30, 2023 are presented in the following table:

2023 Plan — RSUs and Director DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	—	$—
Granted	692	$325.32
Vested and issued	0	$—	$—
Outstanding at September 30, 2023, including DSUs	692	$325.32	$0.2

During the three-month period ended September 30, 2023, we granted 692 DSUs and recorded director expense of $0.2 million related to the grants. At September 30, 2023, there were 692 Director DSUs vested and outstanding with an average grant date fair value of $325.32 under the MUSA 2023 Plan.

Share-based compensation for the nine months ended September 30, 2023 and 2022, was $15.8 million and $11.7 million, respectively. There were $0.4 million in income tax benefits realized for the tax deductions from options exercised for the nine months ended September 30, 2023 and there were $1.1 million for the nine months ended September 30, 2022.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of September 30, 2023, all current commodity derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were $0.3 million in cash deposits at September 30, 2023 and none at December 31, 2022 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2023 or December 31, 2022.

Interest Rate Risks

An interest rate derivative that the Company used to effect the hedge entered into in August 2019 matured during the quarter ended September 30, 2023. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that expires December 31, 2026, and excludes excise tax. As of September 30, 2023, approximately $41.0 million remained under the 2021 authorization. In addition, on May 2, 2023, we announced that our Board of Directors approved a new share repurchase authorization of up to $1.5 billion to begin upon completion of the current $1 billion authorization and to be executed by December 31, 2028. For the nine months ended September 30, 2023, the Company repurchased 584,086 shares of common stock for an average price of $298.12 per share including brokerage fees and excise tax. For the nine months ended September 30, 2022, 2,482,804 shares were repurchased for an average price of $228.33 per share.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$167.7	$219.5	$406.8	$555.2

Weighted average common shares outstanding (in thousands)	21,401	23,206	21,635	23,963

Earnings per common share	$7.83	$9.46	$18.80	$23.17

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2023	2022	2023	2022
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$167.7	$219.5	$406.8	$555.2

Weighted average common shares outstanding (in thousands)	21,401	23,206	21,635	23,963
Common equivalent shares:
Dilutive share-based awards	389	444	385	435
Weighted average common shares outstanding - assuming dilution (in thousands)	21,790	23,650	22,020	24,398

Earnings per common share assuming dilution	$7.69	$9.28	$18.47	$22.76

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2023	2022	2023	2022
Stock Options	38,100	—	38,100	3,250
PSUs	—	—	12,800	1,353
Total anti-dilutive shares	38,100	—	50,900	4,603

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income tax payments, net of refunds, were $94.5 million and $141.5 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Interest paid, net of amounts capitalized, was $75.3 million and $66.2 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Accounts receivable	$(63.8)	$(60.3)
Inventories	(16.3)	11.8
Prepaid expenses and other current assets	21.0	(8.5)
Accounts payable and accrued liabilities	(49.7)	60.5
Income taxes payable	11.6	15.3
Net (increase) decrease in noncash operating working capital	$(97.2)	$18.8

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended September 30, 2023. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 14 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The tables below exclude Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended September 30, 2023, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$5.9	$—	$5.9
U.S. Corporate bonds	—	2.6	—	2.6
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.2	0.2
Marketable securities, non-current
U.S. Corporate bonds	—	5.9	—	5.9
Non U.S. Corporate bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	11.5	—	—	11.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(18.7)	—	—	(18.7)
	$(7.2)	$15.9	$0.2	$8.9

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2023 and December 31, 2022.

	At September 30, 2023		At December 31, 2022
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.1)	$(1,644.8)	$(1,673.3)	$(1,643.0)

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at September 30, 2023, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2023. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2023, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $49.6 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2023, the Company had contingent liabilities of $10.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of 2 year or less to 36 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right-of-use assets and liabilities.

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

Lessee — We lease land for 435 stores and store sites, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees. Included in our leased land are 102

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

properties leased from Walmart which contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	September 30, 2023	December 31, 2022
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$451.9	$449.6
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $38.9 at September 30, 2023 and $30.5 at December 31, 2022	116.3	124.6
Total leased assets		$568.2	$574.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$21.6	$20.5
Finance	Current maturities of long-term debt	11.0	11.0
Noncurrent
Operating	Non-current operating lease liabilities	449.8	444.2
Finance	Long-term debt, including capitalized lease obligations	117.3	122.6
Total lease liabilities		$599.7	$598.3

Lease Cost:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	Classification	2023	2022	2023	2022
Operating lease cost	Store and other operating expenses	$14.2	$13.6	$40.8	$38.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.8	4.0	11.4	11.9
Interest on lease liabilities	Interest expense	2.1	2.2	6.7	6.8
Net lease costs		$20.1	$19.8	$58.9	$56.8

Cash flow information:

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$37.6	$33.8
Operating cash flows from finance leases	$6.7	$6.8
Financing cash flows from finance leases	$8.6	$8.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at September 30, 2023:

(Millions of dollars)	Operating leases	Finance leases
2023	$12.9	$4.9
2024	52.2	18.8
2025	51.1	17.7
2026	50.4	16.5
2027	49.6	15.8
After 2027	568.4	122.2
Total lease payments	784.6	195.9
less: interest	313.2	67.6
Present value of lease liabilities	$471.4	$128.3

Lease Term and Discount Rate:

Nine Months Ended September 30,
2023
Weighted average remaining lease term (years)
Finance leases	12.4
Operating leases	15.2
Weighted average discount rate
Finance leases	6.7%
Operating leases	6.5%

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

		Three Months Ended
		September 30, 2023		September 30, 2022
(Millions of dollars)	Total Assets at September 30, 2023	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$4,042.0	$5,797.8	$187.2	$6,194.4	$236.8
Corporate and other assets	263.3	0.1	(19.5)	0.3	(17.3)
Total	$4,305.3	$5,797.9	$167.7	$6,194.7	$219.5

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended
	September 30, 2023		September 30, 2022
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$16,460.3	$464.8	$18,079.4	$605.0
Corporate and other assets	0.2	(58.0)	0.4	(49.8)
Total	$16,460.5	$406.8	$18,079.8	$555.2

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2023 and 2022.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2023 and 2022. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores marketing gasoline and other products under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek®. At September 30, 2023, we had a total of 1,724 Company stores in 27 states, of which 1,568 were Murphy branded and 156 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For Q3 2023, the QuickChek results cover the period July 1, 2023 to September 29, 2023, and the 2023 year-to-date period began
December 31, 2022. For Q3 2022, the QuickChek results cover the period July 2, 2022 to September 30, 2022, and the 2022 year-to-date period began January 1, 2022. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily, and are volatile. While we generally expect our volume and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply, demand, and prices of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around tobacco and e-cigarettes as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main sales products, gasoline and diesel, are greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers and potentially offset the potential loss of discretionary volumes. In Q3 2023, crude oil prices continued to be volatile and generally higher than the first six month of 2023, ranging from $70 per barrel to $94 per barrel with an average price in Q3 2023 of $82 per barrel, compared to a higher average price of $93 per barrel in Q3 2022. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results including Renewable Identification Numbers ("RINs")) for Q3 2023 was 34.5 cents per gallon ("cpg"), compared to 37.6 cpg in Q3 2022. Retail fuel margin dollars decreased 28.8% in the current quarter and retail fuel volumes were lower 2.5% when compared to Q3 of 2022, which benefited from a declining commodity price environment.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the net benefit we receive from RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received for ethanol RINs averaged $1.41 in Q3 2023 compared to $1.58 in Q3 2022. Our business model does not depend on our ability to generate revenues from RINs. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of September 30, 2023, we had $1.3 billion of Senior Notes and a $391 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At September 30, 2023, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances that we will generate sufficient cash from operations or be able to draw on the credit facilities, or obtain and draw upon other credit facilities. For additional information see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2023 to range from approximately $325 million to $375 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2023 primarily using operating cash flow but will supplement funding where necessary using borrowings available under cash flow revolving credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer activity and behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2023, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2023.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 23 “Business Segments” in the audited combined financial statements for the year ended December 31, 2022 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2023.

Results of Operations

Consolidated Results

For the three months ended September 30, 2023, the Company reported net income of $167.7 million, or $7.69 per diluted share, on revenue of $5.8 billion. Net income was $219.5 million for the same period in 2022, or $9.28 per diluted share, on $6.2 billion of revenue.  The decrease in net income was primarily due to lower all-in fuel contribution combined with increases in store operating expenses, general and administrative expenses, interest expense, and depreciation and amortization expense, which were partially offset by higher overall merchandise contributions, lower payment fees, and lower income tax expense.

For the nine months ended September 30, 2023, the Company reported net income of $406.8 million, or $18.47 per diluted share, on revenue of $16.5 billion. Net income for the same period in 2022 was $555.2 million, or $22.76 per diluted share, on $18.1 billion of revenue.  The decrease in net income is primarily due to lower all-in fuel contribution, and increases in store operating expenses, general and administrative expenses, interest expense and depreciation and amortization expense, which were partially offset by higher merchandise contribution, lower payment fees, and lower income tax expense.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Revenues for Q3 2023 decreased $0.4 billion, or 6.4%, compared to the same quarter in 2022.  The decrease in revenues was due to 7.1% lower retail fuel sales prices and 2.5% lower fuel sales volumes and was partially offset by an increase in merchandise sales prices and units.

Total cost of sales in Q3 2023 decreased $0.4 billion, or 6.4%, when compared to Q3 2022.  In the current-year quarter, the decrease was primarily due to lower fuel cost and lower fuel volumes sold and was partially offset by higher merchandise costs.

Store and other operating expenses increased $11.1 million, or 4.4%, in Q3 2023 from Q3 2022, primarily due to higher employee related expenses, store maintenance costs, and inventory shrink costs, partially offset by lower payment fees.

Selling, general and administrative ("SG&A") expenses for Q3 2023 increased $7.6 million, or 14.5%, from Q3 2022. The increase in SG&A costs is primarily due to higher employee and incentive costs and professional and technology fees from business improvement initiatives.

Depreciation and amortization expense increased $3.1 million in Q3, or 5.7%, when compared to the same period of 2022, primarily due to higher cost for the new larger store formats for Murphy USA stores and raze-and-rebuild activity in the period.

The effective income tax rate was approximately 24.9% for Q3 of 2023 compared to approximately 24.5% in Q3 2022.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Year-to-date revenues for nine months of 2023 decreased $1.6 billion, or 9.0%, compared to the same period in 2022.  The decrease in revenues was due to lower retail fuel sales and lower product supply and wholesale ("PS&W") revenues excluding RINs and was partially offset by higher retail fuel sales volumes, increased merchandise sales, and higher RINs revenue.

Year-to-date cost of sales decreased $1.5 billion, or 9.2%, compared to 2022.  In the current-year period, the lower costs were primarily due to lower wholesale fuel prices, partially offset by higher sales volumes, and higher merchandise costs.

Store and other operating expenses increased $31.2 million, or 4.3%, in the first nine months of 2023, primarily due to higher employee related costs, increased store maintenance expenses and inventory shrink costs, partially offset by lower payment fees.

SG&A expenses for the first nine months of 2023 increased $27.6 million, or 18.3%, compared to the first nine months of 2022. The increase in SG&A costs is primarily due to an increase in employee and incentive costs and professional and technology services for business improvement initiatives.

Depreciation and amortization expense increased $7.2 million, or 4.4%, year-to-date from the same period of 2022 primarily due to higher depreciation on the newer larger store formats of Murphy USA stores.

The effective income tax rate was approximately 24.4% for the nine months ended September 30, 2023 versus 24.2% for the same period of 2022.

Segment Results

A summary of the Company’s earnings by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Marketing	$187.2	$236.8	$464.8	$605.0
Corporate and other assets	(19.5)	(17.3)	(58.0)	(49.8)
Net Income	$167.7	$219.5	$406.8	$555.2

Marketing

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Marketing segment net income for the three months ended September 30, 2023 was lower compared to the same period in 2022 primarily due to:

•Lower all-in fuel contribution
•Lower fuel sales volumes

•Higher store and other operating expenses
•Higher SG&A expenses

The items below partially offset the decrease in net income in the current period:

•Higher merchandise contribution
•Lower payment fees

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Marketing segment net income for the nine months ended September 30, 2023 was lower compared to the same nine-month period in 2022 primarily due to:
•Lower all-in fuel contribution
•Higher store and other operating expenses
•Higher SG&A expenses

The items below partially offset the decrease in net income in the nine-month period:
•Higher merchandise contribution
•Higher fuel sales volumes
•Lower payment fees

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2023	2022	2023	2022
Operating Revenues
Petroleum product sales	$4,658.8	$5,078.6	$13,103.6	$14,917.3
Merchandise sales	1,055.6	1,027.2	3,070.8	2,913.8
Other operating revenues	83.4	88.6	285.9	248.3
Total operating revenues	5,797.8	6,194.4	16,460.3	18,079.4
Operating expenses
Petroleum products cost of goods sold	4,322.5	4,699.3	12,273.1	13,903.3
Merchandise cost of goods sold	843.8	821.5	2,465.1	2,335.7
Store and other operating expenses	265.5	254.5	760.5	729.4
Depreciation and amortization	53.3	50.4	158.9	152.9
Selling, general and administrative	60.0	52.4	178.4	150.8
Accretion of asset retirement obligations	0.7	0.6	2.2	2.0
Total operating expenses	5,545.8	5,878.7	15,838.2	17,274.1

Gain (loss) on sale of assets	(0.4)	0.1	(0.5)	(0.6)
Income (loss) from operations	251.6	315.8	621.6	804.7

Other income (expense)
Interest expense	(2.2)	(2.2)	(6.7)	(6.7)
Other nonoperating income (expense)	0.1	—	0.1	—
Total other income (expense)	$(2.1)	$(2.2)	$(6.6)	$(6.7)

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2023	2022	2023	2022
Income (loss) before income taxes	$249.5	$313.6	$615.0	$798.0
Income tax expense (benefit)	62.3	76.8	150.2	193.0
Net income (loss) from operations	$187.2	$236.8	$464.8	$605.0

Total tobacco sales revenue same store sales[1,2]	$132.1	$129.0	$126.6	$122.8
Total non-tobacco sales revenue same store sales[1,2]	74.7	75.1	73.5	69.5
Total merchandise sales revenue same store sales[1,2]	$206.8	$204.1	$200.1	$192.3
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,724	1,700	1,724	1,700
Total store months during the period	5,110	5,042	15,400	15,094

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

Fuel

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2023	2022	2023	2022
Total retail fuel contribution ($ Millions)	$348.6	$489.5	$948.0	$1,063.8
Total PS&W contribution ($ Millions)	(11.4)	(109.0)	(114.5)	(46.7)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	81.8	87.6	281.2	243.6
Total fuel contribution ($ Millions)	$419.0	$468.1	$1,114.7	$1,260.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2023	2022	2023	2022
Retail fuel volume - chain (Million gal)	1,214.9	1,245.6	3,595.4	3,545.2
Retail fuel volume - per store (K gal APSM)[1]	245.8	256.4	241.8	244.0
Retail fuel volume - per store (K gal SSS)[2]	241.7	251.8	237.7	240.7
Total fuel contribution (including retail, PS&W and RINs) (cpg)	34.5	37.6	31.0	35.6
Retail fuel margin (cpg)	28.7	39.3	26.4	30.0
PS&W including RINs contribution (cpg)	5.8	(1.7)	4.6	5.6
1APSM metric includes all stores open through the date of calculation
[2]2022 amounts not revised for 2023 raze-and-rebuild activity

The reconciliation of the components of total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Petroleum product sales	$4,658.8	$5,078.6	$13,103.6	$14,917.3
Less Petroleum product cost of goods sold	(4,322.5)	(4,699.3)	(12,273.1)	(13,903.3)
Plus RINs and other (included in Other Operating Revenues line)	82.7	88.8	284.2	246.7
Total fuel contribution	$419.0	$468.1	$1,114.7	$1,260.7

Merchandise

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2023	2022	2023	2022
Total merchandise contribution ($ Millions)	$211.8	$205.7	$605.7	$578.1
Total merchandise sales ($ Millions)	$1,055.6	$1,027.2	$3,070.8	$2,913.8
Total merchandise sales ($K SSS)[1,2]	$206.8	$204.1	$200.1	$192.3
Merchandise unit margin (%)	20.1%	20.0%	19.7%	19.8%
Tobacco contribution ($K SSS)[1,2]	$19.0	$18.5	$18.2	$17.8
Non-tobacco contribution ($K SSS)[1,2]	$22.9	$22.7	$21.6	$20.1
Total merchandise contribution ($K SSS)[1,2]	$41.9	$41.2	$39.8	$37.9
[1]2022 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Net income in the Marketing segment for Q3 2023 decreased $49.6 million, to $187.2 million when compared to the Q3 2022 period. The decrease was primarily due to lower total all-in fuel contribution and increases in store operating expenses and SG&A expenses partially offset by higher merchandise contribution and lower income tax expense.

Total revenues for the Marketing segment decreased $0.4 billion to $5.8 billion in Q3 2023 compared to $6.2 billion in Q3 2022. The reduction in revenues was due to lower fuel prices and slightly lower retail fuel volumes sold, partially offset by higher merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $582.1 million in Q3 2023 and $569.7 million in Q3 2022.

Retail fuel margin dollars decreased 28.8% as a result of a retail fuel margin of 28.7 cpg for Q3 2023 compared to 39.3 cpg in Q3 2022, which had benefited from a declining commodity price environment. In addition, Q3 2023 retail fuel volumes decreased 2.5%. Total fuel sales volumes on a SSS basis decreased 4.7% to 241.7 thousand gallons per store in the 2023 period when compared to Q3 2022.

Total PS&W margin dollars, including RINs, improved by $91.8 million from Q3 2022 results. The quarter-over-quarter increase reflects a higher contribution from inventory pricing adjustments partially offset by weaker spot-to-rack spreads. The Q3 2023 quarter included the sale of 58.0 million RINs at an average selling price of $1.41 per RIN while Q3 2022 had sales of 55.6 million RINs at an average price of $1.58 per RIN, resulting in a decrease in RINs revenue of $5.8 million.

Total merchandise sales were $1.1 billion in Q3 2023 and $1.0 billion in Q3 2022. Total merchandise contribution in Q3 2023 improved 3.0% compared to Q3 2022 due to higher unit sales volumes and retail prices.  Total SSS merchandise contribution dollars grew 1.2%, which included an increase of 3.1% in tobacco products and a 0.3% decrease in non-tobacco products.

Store and other operating expenses increased $11.0 million in Q3 2023 compared to Q3 2022, primarily due to employee related expenses, store maintenance costs, and inventory shrink costs partially offset by lower payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were higher by 5.8%, primarily due to increased employee related expenses, maintenance costs, and inventory shrink costs.

SG&A expenses increased $7.6 million in Q3 2023 compared to Q3 2022 due primarily to higher salaries and related benefits, professional and technology fees from business improvement initiatives, and employee incentive expenses.

Depreciation and amortization expense increased $2.9 million, or 5.8%, in Q3 2023 compared to Q3 2022 due to new larger store formats for Murphy USA stores and raze-and-rebuild activity in the quarter.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Net income in the Marketing segment for the nine months ended September 30, 2023 decreased $140.2 million compared to the nine months ended September 30, 2022 period, due to lower all-in fuel contributions, increased store operating expenses, higher selling general and administrative costs which were partially offset by higher merchandise contributions and lower income tax expense.

Total revenues for the Marketing segment were approximately $16.5 billion for the nine-month period ended September 30, 2023 compared to $18.1 billion for the same period ended September 30, 2022. The decrease in revenues were due to a 13.8% decrease in retail fuel sales prices, decreased total PS&W revenues, including RINs, and was partially offset by a 1.4% increase in number of gallons sold and a 5.4% increase in merchandise sales.  Revenues included excise taxes collected and remitted to government authorities of $1.7 billion in the nine months ended September 30, 2023 and $1.6 billion in 2022.

Retail fuel margin dollars decreased 10.9% in the nine-month period ended September 30, 2023 compared to the prior-year nine months on a margin rate of 26.4 cpg which was 12.0% lower than the margin rate of 30.0 cpg in the same period of 2022, this decrease was partially offset by total fuel volumes which increased 1.4%. Total fuel sales volumes on a SSS basis decreased 1.8% to 237.7 thousand gallons per store in 2023 compared to 2022.

Total PS&W margin dollars, including RINs, generated income of $166.7 million in the 2023 nine-month period compared to income of $196.9 million in the first nine months of 2022, a decrease of $30.2 million. The decrease was due to timing and inventory pricing adjustments, partially offset by higher RINs revenue. The nine months ended September 30, 2023 includes the sales of 186.6 million RINs at an average selling price of $1.51 per RIN while the prior-year period had sales of 179.1 million RINs at an average price of $1.36 per RIN, resulting in an increase in RIN revenue of $37.6 million.

Total merchandise sales increased 5.4% to $3.1 billion in the nine months ended September 30, 2023 compared to $2.9 billion in the first nine months of 2022 due to higher sales volumes and prices across the chain in most categories. Year-to-date total merchandise contribution in 2023 increased 4.8% compared to the same period of

2022.  Total SSS merchandise margin grew 2.9% with an increase of 3.3% in tobacco products and 2.6% in non-tobacco products.

Store and other operating expenses increased $31.1 million in the current year compared to the same period of 2022, primarily due to employee related expenses, maintenance expenses and inventory shrink costs, partially offset by lower payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 5.1%, primarily due to employee related expenses, maintenance costs, and inventory shrink.

SG&A expenses increased $27.6 million in 2023 compared to 2022 due primarily to the increased salaries and benefits, professional and technology services for business improvement initiatives, and employee incentive expenses.

Depreciation and amortization expense increased $6.0 million, or 3.9%, in the first nine months of 2023 due to new larger store formats for Murphy USA stores combine with raze-and-rebuild activities.

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Retail fuel volume per month	(4.7)%	(4.2)%	(1.8)%	(0.9)%

Merchandise sales	1.0%	1.4%	3.2%	3.3%
Tobacco sales	2.6%	2.1%	3.6%	2.9%
Non-tobacco sales	(1.6%)	0.4%	2.4%	4.1%

Merchandise margin	1.2%	1.6%	2.9%	2.7%
Tobacco margin	3.1%	1.7%	3.3%	1.6%
Non-tobacco margin	(0.3%)	1.9%	2.6%	4.3%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Corporate and Other Assets

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

After-tax results for Corporate and other assets for Q3 2023 were a loss of $19.5 million compared to a loss of $17.3 million in Q3 2022. The increase in loss was primarily due to higher interest expense and other nonoperating loss and was partially offset by higher investment income.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

After-tax results for Corporate and other assets for the nine months ended September 30, 2023 were a loss of $58.0 million compared to a loss of $49.8 million in the same period of 2022. The increase in loss was primarily due to higher interest and depreciation expense, a lower gain on sale of corporate assets, and was partially offset by higher investment and nonoperating income in 2023 compared to 2022.

Non-GAAP Measures

The following table sets forth the Company’s Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued

operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Net income	$167.7	$219.5	$406.8	$555.2

Income tax expense (benefit)	55.7	71.2	131.3	177.2
Interest expense, net of investment income	22.5	20.4	69.8	59.8
Depreciation and amortization	57.5	54.4	171.7	164.5
EBITDA	303.4	365.5	779.6	956.7

Accretion of asset retirement obligations	0.7	0.6	2.2	2.0
(Gain) loss on sale of assets	0.5	(0.3)	0.6	(2.2)
Acquisition and integration related costs	—	0.4	—	1.4
Other nonoperating (income) expense	1.4	0.8	0.9	2.7
Adjusted EBITDA	$306.0	$367.0	$783.3	$960.6

Capital Resources and Liquidity

Significant Sources of Capital

As of September 30, 2023, we had $124.8 million of cash and cash equivalents and $15.9 million of marketable securities. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at September 30, 2023, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein.
We believe our short-term and long-term liquidity is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $510.9 million for the nine months ended September 30, 2023, and $771.5 million for the same period of 2022, a decrease of $260.6 million. The decrease for the current year is primarily related to the year-over-year changes in amounts from non-cash working capital of $116.0 million and the decrease in net income of $148.4 million compared to the same period in 2022. For the current year, operating cash required by changes in non-cash operating working capital of $97.2 million was due to a decrease in accounts payable and accrued liabilities of $49.7 million which was related to the timing of payments, an increase in accounts receivable of $63.8 million due to the timing of receipts, and an increase in inventory of $16.3 million due to higher merchandise prices and volumes. The decline in net cash provided by operating activities was also partially offset by a decrease in prepaid expenses of $21.0 million due primarily to the timing of for software licenses and maintenance agreements, and an increase of $11.6 million in income taxes payable.

Investing Activities

For the nine months ended September 30, 2023, cash required by investing activities was $217.0 million compared to $215.2 million in 2022. The $1.8 million increase in investing cash requirements in 2023 compared to the prior year was primarily due to an increase of $1.5 million in capital expenditures due to the timing of projects and a decrease in the amount of proceeds from sales of corporate assets of $6.2 million, partially offset by net cash provided of $6.7 million from maturities of marketable securities net of new investments in marketable securities of which there were none in 2022.

Financing Activities

Financing activities in the nine months ended September 30, 2023 required cash of $229.6 million compared to cash of $620.0 million in the nine months ended September 30, 2022, a decrease of $390.4 million. The first nine months of 2023 included payments of $172.7 million for the repurchase of common shares, which was a decrease of $394.2 million compared to repurchases of $566.9 million in the 2022 period. Amounts related to share-based compensation required $1.0 million more in cash during 2023 than in 2022. Dividend payments increased $2.6 million in 2023 compared to amounts paid in the first nine months of 2022. During 2023 there was $8.0 million borrowed and $19.6 million in repayments of debt versus $11.4 million in debt repaid in 2022.

Dividends

During the nine months ended September 30, 2023, the Company paid cash dividend payments of $1.14 per common share, for a total of $24.7 million, compared to the period ended September 30, 2022, in which dividends of $0.92 per share were paid for total cash dividend payments of $22.1 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On October 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.41 per common share, or $1.64 per share on an annualized basis. The dividend is payable on December 1, 2023, to shareholders of record as of November 6, 2023.

Share Repurchase Program

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion. The authorization value excludes any excise tax that may be incurred. During the nine months ended September 30, 2023 a total of 584,086 shares were repurchased for $174.1 million, including excise tax under the 2021 program. As of September 30, 2023, we had approximately $41.0 million remaining under the 2021 authorization.

On May 2, 2023, we announced that our Board of Directors approved a new share repurchase authorization of up to $1.5 billion to begin upon completion of the current 2021 authorization and to be executed by December 31, 2028. The new authorization reaffirms the Company's commitment to supplement organic growth initiatives with shareholder distributions, including our dividend growth plan, to maximize value creation over time. The entirety of this authorization is available as of September 30, 2023.

Debt

Our long-term debt at September 30, 2023 and December 31, 2022 was as set forth below:

(Millions of dollars)	September 30, 2023	December 31, 2022
5.625% senior notes due 2027 (net of unamortized discount of $1.3 at September 30, 2023 and $1.6 at December 31, 2022)	$298.7	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.7 at September 30, 2023 and $4.2 at December 31, 2022)	496.3	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.6 at September 30, 2023 and $5.1 at December 31, 2022)	495.4	494.9
Term loan due 2028 (effective interest rate of 7.22% at September 30, 2023 and 5.95% at December 31, 2022 and net of unamortized discount of $0.6 at September 30, 2023 and $0.7 at December 31, 2022)	390.4	393.3
Capitalized lease obligations, autos and equipment, due through 2026	2.9	2.3
Capitalized lease obligations, buildings, due through 2059	125.4	131.3
Less unamortized debt issuance costs	(7.7)	(9.1)
Total notes payable, net	1,801.4	1,806.9
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,786.4	$1,791.9

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $391 million at September 30, 2023 and $394 million at December 31, 2022. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2023, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2023, our total leverage ratio was 1.75 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including the ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $116.1 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and nine months ended September 30, 2023, and accounted for the vast majority of our total assets as of September 30, 2023. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Marketing capital is also deployed to improve our existing stores as needed to ensure reliability and continued performance, which we refer to as sustaining capital.  We also invest capital in our Corporate and other assets segment.

The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Marketing:
Company stores	$53.8	$67.1	$160.5	$188.3
Terminals	1.0	—	3.9	—
Maintenance capital	12.6	10.5	34.5	22.3
Corporate and other assets	10.4	4.1	37.3	18.6
Total	$77.8	$81.7	$236.2	$229.2

We currently expect capital expenditures for the full year 2023 to range from approximately $325 million to $375 million, including $235 million to $265 million for retail growth, and $50 million to $60 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 19 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for more information.
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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2023 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $391 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to the Adjusted Term SOFR Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at September 30, 2023.

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, during the quarter ended September 30, 2023, an interest rate swap that hedged exposure to one-month LIBOR matured.

For additional information about our use of derivative instruments, see Note 15 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2022 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2023.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2023, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended September 30, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1,2]
July 1, 2023 to July 31, 2023	25,264	$308.44	25,264	$97,948,756
August 1, 2023 to August 31, 2023	60,250	315.34	60,250	78,949,442
September 1, 2023 to September 30, 2023	115,580	328.77	115,580	40,950,327
Three Months Ended September 30, 2023	201,094	$322.19	201,094	$40,950,327

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on December 1, 2021 include authorization for the Company to acquire up to $1 billion of its common shares by December 31, 2026, and does not include excise tax on stock repurchases.

2Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 include authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028, and does not include excise tax on stock repurchases. As of September 30, 2023, this authorization has not begun and is not included in the balance of the above table.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows.

On August 9, 2023, R. Madison Murphy, Chair of the Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 (c) of the Exchange Act. Mr. Murphy's plan is for the sale of up to 30,000 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2024.

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
November 2, 2023

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