Form 10-K
period 2023-12-31
Murphy USA Inc.
filed 2024-02-16
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis on incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2023), based on the closing price on that date of $311.11 was $6,675,692,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2024 was 20,806,624.

                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders will be incorporated by reference in Part III herein.

2

MURPHY USA INC.
TABLE OF CONTENTS – 2023 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Murphy USA Inc. ("Murphy USA", the "Company", "we", "us", or "our") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations. In addition, on January 29, 2021, the Company acquired Quick Chek Corporation ("QuickChek"), a privately held convenience store chain.
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a network of 1,733 (as of December 31, 2023) retail stores located in 27 states, of which, 1,577 were branded as Murphy stores and 156 were branded as QuickChek stores. The majority of our existing and new-to-industry ("NTI") retail gasoline stores operate under the brand names of Murphy USA and Murphy Express. Plans are under development to transition all Murphy Express branded stores to the Murphy USA brand name. These locations operate within close proximity to Walmart stores or within preferred markets across 25 states in the Southeast, Southwest, and Midwest areas of the United States. We also operate a combination of convenience stores and convenience stores with retail gasoline under the brand name of QuickChek, which are located in New Jersey and New York. In addition, we market fuel to unbranded wholesale customers through a mixture of Company owned and third-party product distribution terminals and pipeline positions. We are an independent publicly traded company, with low-price, high volume fuel retail outlets selling convenience merchandise through low-cost small store formats and kiosks, as well as larger format stores that have a broader range of merchandise and food and beverage offerings which are driven by key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 33 through 48, F-12, F-13, F-15, and F-38 through F-39 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,733 retail stores (as of December 31, 2023), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, mainly Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
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
Low cost retail operating model
We operate our Murphy USA and Murphy Express retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of raze-and-rebuild 1,400 square foot stores and NTI 2,800 square foot Murphy stores which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. Many of our Murphy stores require only one or two associates to be present during business hours and 75% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores of our Murphy USA and Express brands allow us to achieve lower overhead costs and on-site costs compared to competitors with a much larger store format. Our low cost operating model translates into a low cash fuel breakeven requirement that allows us to weather extended periods of low fuel margins and which has improved by more than 3 cents per gallon ("cpg") since our spin-off in 2013.
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
We have acquired through share repurchases approximately $3.0 billion of our common stock in a little more than ten years of operation. During the year 2023, we repurchased a total of 1,026,300 common shares for $333.2 million, for an average price of $324.62 per share. Repurchases in 2023 were made pursuant to our now completed $1 billion 2021 authorization and our $1.5 billion 2023 authorization. As of December 31, 2023, we had approximately $1.4 billion remaining under our 2023 authorization. Additionally, in order to provide a consistent and meaningful return of capital to shareholders independent of share repurchases, we raised our quarterly dividend four times during 2023 from $0.35 per share in Q4 2022 to $0.41 per share, or $1.64 per share on an annualized basis as of Q4 2023.
We have approximately 15,600 dedicated and hardworking employees as of December 31, 2023, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy

Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our evolving NTI real estate strategy to be a key driver of our organic growth over the next several years, which is demonstrated by the over 500 stores that have been added to Murphy USA since our 2013 spin-off from Murphy Oil Corporation. We expect to build at least 30 to 35 NTI locations and at least 35 raze-and-rebuilds in 2024 and are targeting at least 45 NTI and at least 35 raze-and-rebuilds per year in future periods, focusing on high-return locations either in high traffic areas, near Walmart Supercenters as a complement to higher performing existing stores in smaller markets, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller store size, we now expect to build more Murphy branded NTI stores that are 2,800 square feet or larger, as well as our NTI QuickChek branded locations in their existing footprint, which average between 5,000 to 7,000 square feet in size. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
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
•Significantly increased fuel capacity in the marketplace by the addition of NTI retail fuel and convenience stores, and
•High levels of consumer traffic around supermarkets and large format hypermarkets, supporting complementary demand at nearby and cross-promoted retail fuel stores.
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
Description of Our Business
We market fueling products and convenience merchandise through a network of Company retail stores. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals. During 2023, the Company sold approximately 4.8 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate our stores at December 31, 2023 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	81	Kentucky	48	New York	20
Arkansas	69	Louisiana	80	North Carolina	91
Colorado	37	Michigan	27	Ohio	44
Florida	142	Missouri	50	Oklahoma	55
Georgia	99	Mississippi	55	South Carolina	72
Iowa	22	Nebraska	5	Tennessee	93
Illinois	43	Nevada	4	Texas	365
Indiana	39	New Jersey	136	Utah	5
Kansas	7	New Mexico	21	Virginia	23
				Total	1,733

The following table provides a history of our store count during the three-year period ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
Start of period	1,712	1,679	1,503
Acquired	—	—	156
New construction	28	36	23
Closed or sold	(7)	(3)	(3)
End of period	1,733	1,712	1,679
The following table present the numbers of our owned and leased stores at December 31, 2023:

	Located on Owned land	Located on Leased Property[3,5]	Total Stores
Murphy branded[1]	1,293	185	1,478
Leased from Walmart[2]	—	99	99
QuickChek[3,4,5]	10	—	10
Stores with leased land	—	39	39
Stores with leased land and buildings	—	107	107
Total stores operated	1,303	430	1,733

[1]Leases for Murphy branded stores are operating leases
[2]This table excludes 3 locations that were disposed of in prior years but remain subleased from Walmart to the buyer
[3]Operating leases have an average remaining term, including renewals, of 26 years
[4]Leases for QuickChek land are operating leases and QuickChek store buildings are finance leases
[5]Finance leases have an average remaining term, including renewals, of 23 years
We have purchased from Walmart the properties underlying many of our stores, and each of these properties that were purchased from Walmart are subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart's right of first refusal or right of first offer. Also pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
For risks related to our agreements with Walmart, including the ECRs, see “Risk Factors—Risks Relating to Our Business—Walmart retains certain rights in its agreements with us, which may adversely impact our ability to conduct our business.”
For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental stores on Walmart property in the United States. The term of the leases is ten years at each store, with us holding four successive five-year extension options at each site. Approximately half of the leased sites have over 10 years of term remaining, including renewals, should the Company decide to exercise the renewal options. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased store or allowing a third party to operate a leased store without written consent from Walmart.
For more information about our operating leases, see Note 20 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2023.

We have numerous sources for our retail fuel supply, including nearly all of the major and large oil companies operating in the U.S. We purchase fuel from oil companies, independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. All fuel is delivered by the truckload as needed to replenish supply at our Company stores. Our retail inventories of fuel turn approximately once daily. By establishing motor fuel supply relationships with several alternate suppliers for most locations, we believe we are able to effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of motor fuel supply disruptions. At some locations, however, there are limited suppliers for fuel in that market and we may have only one supplier. Our refined products are distributed through a few product distribution terminals that are wholly owned and operated by us and from numerous terminals owned by others. About half of our wholly owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, tobacco products and non-food merchandise, as well as a greater food and beverage offering at our QuickChek locations. In 2023, we purchased more than 77% of our merchandise from a single vendor, Core-Mark, with whom we renewed a new five-year supply agreement in January 2021.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2023 are reported below.

	As of December 31,
	2023	2022	2021	2020	2019
Branded retail outlets:
Murphy USA® and Murphy Express	1,577	1,555	1,521	1,503	1,489
QuickChek®	156	157	158	—	—
Total	1,733	1,712	1,679	1,503	1,489
Retail marketing:
Total fuel contribution (cpg)[1]	31.4	34.3	26.3	25.2	16.1
Retail fuel margin per gallon (cpg)[1]	27.6	29.6	21.9	22.9	13.8
Gallons sold per store month (in thousands)	242.0	244.6	229.4	219.5	248.3
Merchandise sales revenue per store month (in thousands)	$199.1	$193.5	$186.7	$166.3	$148.7
Merchandise margin as a percentage of merchandise sales	19.7%	19.7%	19.1%	15.6%	16.0%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2023.
Competition
The U.S. petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as quick service restaurants, supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry.
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
Technology Systems
All of our Company stores use a standard hardware and software platform for point-of-sale (“POS”) that facilitates item level scanning of merchandise for sales and inventory, and the secure acceptance of all major payment methods – cash, check, credit, debit, fleet and mobile. In addition, our QuickChek stores have self-

service checkouts and support third-party delivery services. Our standard approach to large scale and geographically dispersed deployments reduces total technology cost of ownership for the POS and inherently makes the system easier to use, support, and replace. This POS technology strategy reflects close alignment with our growth plan.
We use a combination of software as a service, commercial off-the-shelf software, and custom software applications developed using modern industry standard tools and methodologies to manage and run our business. For our financial systems, we use enterprise class systems which provide significant flexibility in managing corporate and store operations, as well as scalability for growth.
We invest in disaster recovery, system backups, redundancy, firewall, remote access security and virus and spam protection to promote a high level of system security and availability. We have systems, business policies and processes around access controls, password expirations and file retention to promote a high level of control within our technology network. See Item 1C. "Cybersecurity" for additional information.
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at most of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $7.1 million in 2024.
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
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. Environmental Protection Agency

(“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) issued Corporate Average Fuel Economy ("CAFE") standards in 2012 that set fuel economy standards and regulated emissions of GHGs for fleets of 2017-2025 model year cars and light duty trucks. In 2016, the NHTSA finalized a rule imposing stricter penalties against those who exceed CAFE standards. In December 2021, the EPA finalized standards for 2023-2026 model years that are more stringent than those in prior standards from 2020. In March 2022 NHTSA finalized CAFE standards addressing the 2024-2026 model years that are more stringent than those in prior standards from 2020. In July 2023, NHTSA proposed CAFE standards for passenger cars and light trucks built in model years 2027-2032, and new fuel efficiency standards for heavy-duty pickup trucks and vans built in model years 2030-2035. The proposal would require an industry fleet-wide average of approximately 58 miles per gallon for passenger cars and light trucks in MY 2032, by increasing fuel economy by 2% year over year for passenger cars and by 4% year over year for light trucks. For heavy-duty pickup trucks and vans, the proposal would increase fuel efficiency by 10% year over year. The EPA and NHTSA also regulate GHG emission and fuel efficiency standards for medium and heavy-duty vehicles and in August 2016, jointly finalized "Phase 2" vehicle and engine performance standards covering model years 2021 through 2027, which apply to semi-trucks, large pick-up trucks and vans, and all types and sizes of buses and work trucks. In December 2022, the EPA finalized a rule that sets more stringent standards to reduce pollution from heavy duty vehicles and engines beginning with model year 2027; this was the first rulemaking under the EPA's Clean Trucks Plan, which is an EPA regulatory initiative to reduce GHG emissions and other harmful air pollutants from heavy-duty trucks via various rulemakings. On April 12, 2023, the EPA announced new, more ambitious proposed standards to further reduce air pollutant emissions from light-duty and medium-duty vehicles staring with model year 2027. These and any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
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
Human Capital
At Murphy USA, we know that the strength of our workforce is critical to our long-term success and we strive to build upon this through the foundation laid by our Principles. As of December 31, 2023, Murphy USA had approximately 15,600 employees, including 5,900 full-time employees, and 9,700 part-time employees working at our stores, support centers, and corporate headquarters.

Murphy USA is committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal year 2023 addressed, among other things, (i) Our Principles, (ii) Inclusion and Diversity, (iii) Talent Management, (iv) Total Rewards, and (v) Workforce Safety.

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
•We invest in established partnerships with HBCUs.
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

We have demonstrated a history of investing in our employees by offering competitive salaries and wages. We offer comprehensive benefit packages designed to support employees' overall well-being. We have benefit packages available at all levels of the organization. The benefits package offered to our full-time employees includes:
•Comprehensive health benefits (both in-person and telehealth), flex spending accounts & health savings accounts, prescription, dental, and vision benefits.
•Life insurance, accident and hospital indemnity insurance and critical illness insurance.
•Long-term disability and short-term disability, leave of absence benefits.
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
In the normal course of our business as a gasoline and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing and transmission of this information. A breakdown or a breach in our systems or in the systems of our third-party vendors that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part, or the part of our vendors, to comply with regulations relating to our obligation to protect such sensitive data or the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits and adversely affect our brand name.
Our operations present hazards and risks, which may not be fully covered by insurance, if insured.  If a significant accident or event occurs for which we are not adequately insured, our operations and financial results could be adversely affected.
The scope and nature of our operations are subject to a variety of operational hazards and risks, including explosions, fires, toxic emissions, and natural catastrophes that must be managed through continual oversight and control.  These and other risks are present throughout our operations.  As protection against these hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such risks. Uninsured losses and liabilities arising from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The long-term success of the QuickChek acquisition will depend on our ability to realize the forecasted benefits and cost savings from our acquisition of QuickChek. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and QuickChek have achieved to-date, or might have achieved separately.
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
Our net income is significantly affected by changes in the margins on retail and wholesale gasoline marketing operations. Oil and domestic wholesale gasoline markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations, have significantly affected and in the future could significantly affect oil supplies and wholesale gasoline costs. In addition, the supply of gasoline and our wholesale purchase costs can be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at oil refineries, sustained increase in global demand or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Our wholesale purchase costs could also be adversely affected by increasingly stringent regulations regarding the content and characteristics of fuel products. Significant increases and volatility in wholesale gasoline costs could result in lower gasoline gross margins per gallon. This volatility makes it extremely difficult to predict the effect that future wholesale cost fluctuations will have on our operating results and financial condition in future periods.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2024 and beyond.
Our ability to grow by at least 30 to 35 new stores and at least 35 raze-and-rebuild stores in 2024 and by at least 45 NTI stores and at least 35 raze-and-rebuild stores in future years relies on the continued growth of our project pipeline and the building material supply chain. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the purchase for those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline. Further, permitting delays due to local government agency ability to timely respond to our requests or construction delays from supply chain or labor constraints could also negatively impact our project pipeline.
We currently have one primary supplier for over 77% of our merchandise. A disruption in supply could have a material effect on our business.
In 2023, over 77% of our merchandise, including most tobacco products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In January 2021, we renewed and extended for another five years a supply contract with Core-Mark. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available or offer merchandise on similar commercial terms. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
At December 31, 2023, most of our Murphy branded stores were located in close proximity to Walmart Supercenter stores and we participate with the Walmart+ program. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.
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
The current level of revenue that is generated from RINs may be highly variable.
Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics. In 2023, the market price continued to fluctuate but was lower on average than the prior year. Variations in the market price of RINs can also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of the market prices of RINs. Although a decline in the market prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from this portion of other operating income.
Current litigation and future rule making could impact the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market—and then retire with the federal government RINs to satisfy their individual obligations. On June 21, 2023, the EPA announced a final rule to establish biofuel volume requirement and associated percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel for 2023-2025. The rule includes steady growth of biofuels for use in the United States' fuel supply for 2023, 2024, and 2025, however the projected growth of Renewable Diesel production could outstrip the statutory mandated biofuel blending requirements. As a result, the amount of renewable credits available could outpace the demand, resulting in lower prices.
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
We operate in the oil and gas industry and experience intense competition from other independent retail and wholesale gasoline marketing companies. The U.S. petroleum marketing business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on the basis of convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry. Such competition could adversely affect us, including our profitability, our ability to grow and our ability to manage our business.
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

Future tobacco legislation and/or regulation, potential court rulings affecting the tobacco industry, campaigns to discourage smoking, increases in tobacco taxes and wholesale cost increases of tobacco products could have a material adverse impact on our retail operating revenues and gross margin.
Sales of tobacco products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation and/or regulation, potential rulings in court cases impacting the tobacco industry, and national and local campaigns to discourage smoking in the United States, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes, vapor products, and new tobacco products could offset some of the recent gains we have experienced from selling these products.  Governing bodies continue to consider banning flavored tobacco products and have done so in some instances. If such efforts continue to be successful, it could have a further negative impact on our tobacco sales. These factors could materially and adversely affect our retail price of cigarettes, tobacco unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Currently, major cigarette manufacturers offer substantial rebates to retailers unless prohibited by state or local laws. We include these rebates as a component of our gross margin. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers would negatively affect gross margins. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross margin and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 19 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2023 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail stores.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2023.

Item 1C.  CYBERSECURITY

The Board of Directors (the Board) exercises cybersecurity oversight and control both directly and indirectly. The Board has designated the Audit Committee as the governing committee for the oversight of Murphy USA’s major information technology risk exposures, including those related to cybersecurity, data privacy and data security, and to oversee the steps management has taken to monitor and mitigate such risk exposures. The Audit Committee reviews cybersecurity risks through regular updates from management as needed with no fewer than two reports from management per year, and it monitors the status of ongoing projects to enhance existing information security controls and practices and mitigate the potential risk from evolving cybersecurity threats.
While the Audit Committee is responsible for evaluating cyber-risks and overseeing the management of these risks, the entire Board is briefed periodically and considers cyber-risk within the context of enterprise risk facing the organization. Our cyber risk management program is based on recognized best practices for cybersecurity and information technology including the National Institute of Standards and Technology (“NIST”) Cyber Security Framework (“CSF”) and Payment Card Industry Data Security Standard (“PCI DSS”).
We have implemented an information security program, which is overseen by our CIO and our Sr. Director, Security & Infrastructure, that consists of controls designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats. Both our CIO and our Sr. Director, Security & Infrastructure each have extensive experience assessing and managing cybersecurity programs and cybersecurity risk across a mix of public and large, private enterprises in the retail space. Our Sr. Director, Security & Infrastructure has over 25-years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Leaders and team members who support our information security program have relevant education and industry experience, including various cybersecurity industry certifications.
Together with a third-party, we operate a 24/7 Security Operations Center ("SOC") to monitor the cybersecurity environment and coordinate escalation and remediation of alerts. Any identified incidents are documented and reviewed in accordance with the Company's Incident Response Plan. This Plan lays out the criteria for classification of risk associated with identified issues based on the potential impact and likelihood of a material, adverse impact on the business, financial condition, results from operation, cash flows or reputation. IT leadership initially reviews these incidents, and this information is shared with our Cyber Disclosure Committee, as required. The Cyber Disclosure Committee is comprised of the Company's VP & General Counsel, the Senior Director, Security & Infrastructure, and the VP & Controller. The process requires that any incidents deemed to be potentially material under the Incident Response Plan are immediately escalated in accordance with the Plan to the CEO, other senior leaders of the organization, the Audit Committee Chair, and the full Board as appropriate to formalize the materiality assessment and apprise them of the situation.
We utilize a variety of methods performed both internally and by third-parties to assess the Company's cyber risk management program including penetration tests, risk assessments and evaluation against the NIST CSF. The effectiveness of controls and safeguards are evaluated on an on-going basis to address current and emerging cyber-risks. We engage an external auditor to conduct an annual payment card industry data security standard review of our security controls protecting payment information. Our Internal Audit function also regularly reviews various elements of our program utilizing third-party subject matter experts in IT and cyber issues to ensure we are complying with our internal controls and staying abreast of best practices in the industry. We incorporate many resources and tools on both an ad hoc and planned cadence to maintain readiness to withstand and respond to a cyber incident including incident response tabletop exercises, system recovery exercises, simulated phishing email exercises and security awareness training throughout the organization.
Murphy USA relies on numerous third-parties to deliver the goods and services offered to our customers. We maintain a third-party risk management program to evaluate, prioritize, mitigate and remediate risks associated with third-parties; however, we rely on those third-parties to implement security programs commensurate with their risk and we cannot ensure in all circumstances that their efforts will be successful. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks. For the 2023 period presented within this Annual Report, Murphy USA is not aware of any threats or cybersecurity incidents that have or are reasonably likely to materially affect our strategy, results of operations or financial condition.

Item 2.  PROPERTIES

See Item 1 "Description of the Business" and "Properties" for this information in this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which have arisen in the ordinary course of business.  See Note 19 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2023.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

Litigation
The City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.

SUPPLEMENTAL INFORMATION; Information About Our Executive Officers

The age at January 1, 2024, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2023, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 60; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 54; Executive Vice President, Fuels, Chief Financial Officer, and Treasurer since August 2013.  Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant (inactive) and a Certified Treasury Professional.
Robert J. Chumley – Age 59; Senior Vice President, Chief Digital Officer, since June 2022, and was Senior Vice President of Merchandising and Marketing from September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.
Renee M. Bacon – Age 54; Senior Vice President, Sales and Operations and Chief Merchandising Officer, since June 2022. Ms. Bacon joined Murphy USA in 2016 as Regional Vice president, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. She holds a Bachelor of Business Administration degree from the University of Texas--Austin. Ms. Bacon also holds a Master of Business Administration from the University of Houston and a Doctorate of Jurisprudence from the University of Tennessee.
Christopher A. Click – Age 51; Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a Master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A & M University.
Blake Segal – Age 43; Senior Vice President, QuickChek since September 2021. Mr. Segal joined the Company from Caesars Entertainment Inc., where he served as Senior Vice President of Operations. His previous roles within Caesars included Vice President of Operations and Vice President of Analytics. He also has experience as an independent advisor to Apollo Global Management's private equity unit and has served on the boards of Opportunity Village, Laughlin (NV) Tourism Commission and Mohave (AZ) Airport Authority. Mr. Segal holds a Bachelor of Science degree in Management from the A. B. Freeman School of Business at Tulane University.
Jennifer R. Bridges – Age 55; Senior Vice President, Asset Development since February 2022. Ms. Bridges joined the Company in 2017 as Vice President, Asset Development and was promoted to Senior Vice President, Asset Development in 2022. Her previous experience includes 14 years in planning, store development, and property management at 7-Eleven, including 5 years at Vice President. Prior to retail, she was a management consultant in the Energy practice of Booz Allen Hamilton. Ms. Bridges holds a Masters of

Public Affairs and a Masters of Business Administration, both from the University of Texas at Austin, and a Bachelor of Arts degree from Stanford University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,517 stockholders of record as of December 31, 2023.

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
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid dividends of $1.55 per share during 2023, $1.27 per share in 2022, $1.04 per share in 2021, and we expect to continue quarterly dividend payments in the future.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 9 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2023 for additional information.
On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion that we began to utilize upon the completion of our 2020 $500 million share repurchase authorization. The 2021 authorization was completed in October 2023. On May 2, 2023, the Board of Directors approved a new share repurchase authorization of up to $1.5 billion to be executed by December 31, 2028. The authorization value excludes any excise tax that may be incurred. Purchases may be affected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the year 2023, we repurchased a total of 1,026,300 common shares for $333.2 million, for an average price of $324.62 per share. Repurchases in 2023 were made pursuant to both the now completed 2021 authorization and our 2023 authorization. As of December 31, 2023, we had approximately $1.4 billion remaining under our 2023 authorization.

Below is detail of the company's common share repurchases during the fourth quarter of 2023.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs [1]
October 1, 2023 to October 31, 2023	116,743	$358.04	116,743	$1,499,151,826
November 1, 2023 to November 30, 2023	172,011	367.32	172,011	1,435,968,888
December 1, 2023 to December 31, 2023	153,460	361.40	153,460	1,380,508,754
Three Months Ended December 31, 2023	442,214	$362.81	442,214	$1,380,508,754

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 include authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028. During the fourth quarter of 2023, a total of 113,989 common shares were repurchased pursuant to the now completed 2021 authorization and 328,225 common shares were repurchased pursuant to the 2023 authorization.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 12 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	531,086	$139.07	3,154,683
Equity compensation plans not approved by security holders	—	—	—
Total	531,086	$139.07	3,154,683

(1)Amounts in this column include outstanding restricted stock units.
(2)Number of shares available for issuance as of December 31, 2023 includes 2,995,854 available shares under the 2013 Long-Term Incentive Plan plus 157,285 available shares under the 2013 Stock Plan for Non-Employee Directors plus 1,544 available shares under the 2023 Omnibus Incentive Compensation Plan.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2018 for the Company, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P Retail Select Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

500
400
300
200
100
Index (100 as of 12/31/2017)
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Murphy USA Inc.
S&P 500 Index
S&P Retail Select Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P Retail Select Index
December 31, 2018	$100	$100	$100
December 31, 2019	$153	$129	$112
December 31, 2020	$171	$150	$157
December 31, 2021	$260	$190	$223
December 31, 2022	$365	$153	$150
December 31, 2023	$465	$190	$180

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“Management’s Discussion and Analysis”) is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and the year-to-year comparison between 2023 and 2022. Discussions of 2021 items and the year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in the Form 10-K for the year ended December 31, 2022, filed on February 15, 2023.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, “our”, and "us" refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our business segments for the two years ended December 31, 2023.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the two years ended December 31, 2023. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies — This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek®. At December 31, 2023, we had a total of 1,733 Company stores in 27 states, of which 1,577 were Murphy branded and 156 were QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments. The financial information presented in this Management's Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries use a weekly retail calendar where each quarter typically has 13 weeks. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023. For 2022, the QuickChek results cover the period January 1, 2022 to December 30, 2022. For 2021, the QuickChek results cover the period January 29, 2021 (date of acquisition) to December 31, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily and are volatile. While we generally expect our volumes and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply, overall demand, and prices of crude oil, interruptions in our fuel and merchandise supply caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around tobacco and e-cigarettes as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. Crude oil prices in 2023 continued to be volatile during the year with prices ranging from $67 per barrel to $94 per barrel, with an average price of $78 per barrel, compared to prices in 2022 that ranged from $71 per barrel to $124 per barrel with an average of $95 per barrel. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results which include Renewable Identification Numbers ("RINs")) was 31.4 cpg in 2023, compared to 34.3 cpg in 2022.

Our revenues are impacted by our ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and biodiesel) to capture and subsequently sell RINs.  Under the Energy Policy Act of 2005, the Environmental Protection Agency ("EPA") is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can then be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. On June 21, 2023, EPA announced a final rule to establish biofuel volume requirements and associated percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel for 2023–2025. The rule includes steady growth of biofuels for use in the United States' fuel supply for 2023, 2024, and 2025, however the projected growth of Renewable Diesel production could outstrip the statutory mandated biofuel blending requirements. As a result, the amount of renewable credits available could outpace the demand, resulting in lower prices. Litigation and potentially changing political regimes could impact the RFS program as well as the successful completion or abandonment of planned renewable fuel production expansion. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $1.35 per RIN for the year 2023 compared to $1.42 per RIN in 2022 but exited the year around $0.80 per RIN. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement.  Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Income Statements.

As of December 31, 2023, we had $1.3 billion of Senior Notes and a $390 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At December 31, 2023, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future development) for the full year 2024 to range from approximately $400 million to $450 million depending on how many new stores are completed.  We intend to fund our capital program in 2024 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facility.

We believe that our business will continue to grow in the future as we expand additional capabilities such as food and beverage within our network. We maintain a pipeline of desirable future store locations for development. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.

Business Segments
The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2023. Our QuickChek subsidiaries use a weekly retail calendar where each quarter has 13 weeks. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023 and for 2022, the QuickChek results cover the period January 1, 2022 to December 30, 2022 and for 2021 covered the period January 29, 2021 (date of acquisition) to December 31, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Results of Operations

Consolidated Results

For the year ended December 31, 2023, the Company reported net income of $556.8 million, or $25.49 per diluted share, on revenue of $21.5 billion.  Net income was $672.9 million for 2022, or $28.10 per diluted share, on revenue of $23.4 billion.

A summary of the Company’s earnings by business segment follows:

	Year ended December 31,
(millions of dollars)	2023	2022	2021
Marketing	$630.9	$740.9	$472.8
Corporate and other assets	(74.1)	(68.0)	(75.9)
Net income	$556.8	$672.9	$396.9

Net income for 2023 decreased compared to 2022, primarily due to:
•Lower all-in fuel contribution;
•Higher store operating expenses, excluding payment fees;
•Higher interest expense;
•Higher depreciation and amortization expense;
•Higher selling, general and administrative ("SG&A") expenses

The items below partially offset the decrease in earnings in the current period:
•Higher merchandise contribution;
•Lower income tax expense;
•Lower payment fees

Financial Summary of 2023 Compared to 2022

Revenues for the year ended December 31, 2023 decreased $1.9 billion, or 8.2%, compared to 2022.  The decrease was due to lower average retail fuel prices which decreased 45 cpg, or 12.3%, lower PS&W revenues, which were partially offset by a 1.1% increase in retail fuel volumes sold and a 4.8% increase in merchandise sales revenues.
Cost of sales decreased $1.8 billion, or 8.7%, compared to 2022, due to the lower average cost of fuel, which decreased 11.1%, and was partially offset by the 1.1% increase in retail fuel volumes sold and a 4.8% increase in merchandise cost of goods sold.

Store and other operating expenses increased $38.3 million, or 3.9%, in 2023 due primarily to higher employee related costs, increased store maintenance expenses, higher inventory shrink, and were partially offset by lower payment fees.  On an average per store month ("APSM") basis, store operating expenses excluding credit card fees and rent increased 4.7% in 2023 when compared to 2022.

Depreciation and amortization expense in 2023 increased $8.3 million due primarily to the increased number of Murphy branded stores with larger formats.

Selling, general and administrative expenses for 2023 were higher by $8.0 million primarily due to increased employee related and incentive expenses, and expenses associated with professional and technology services for business improvement initiatives, which were partially offset by lower charitable contributions.

Interest expense in 2023 increased by $13.2 million compared to 2022 due to an increase in variable interest rates on the term loan during the year.

The effective income tax expense rate in 2023 was 24.2% compared to 23.9% for 2022.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2023 decreased $139.1 million, or 14.3%, from 2022 due primarily to lower all-in fuel contribution, higher store and other operating costs, increased selling, general and administrative costs, and depreciation, partially offset by higher merchandise contribution.

 The tables below show the results for the Marketing segment for the three years ended December 31, 2023, along with certain key metrics for the segment.

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2023	2022	2021
Operating revenues
Petroleum product sales	$17,104.4	$19,230.1	$13,410.8
Merchandise sales	4,089.3	3,903.2	3,677.7
Other operating revenue	335.2	312.1	271.4
Total operating revenues	21,528.9	23,445.4	17,359.9

(Millions of dollars, except revenue per store month (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2023	2022	2021
Operating expenses
Petroleum product cost of goods sold	15,929.7	17,910.1	12,535.5
Merchandise cost of goods sold	3,285.9	3,136.1	2,976.1
Store and other operating expenses	1,014.6	976.5	827.1
Depreciation and amortization	211.9	204.8	197.3
Selling, general and administrative	240.5	232.5	193.6
Accretion of asset retirement obligations	3.0	2.7	2.5
Total operating expenses	20,685.6	22,462.7	16,732.1

Gain (loss) on sale of assets	(0.7)	(0.7)	1.6
Income (loss) from operations	842.6	982.0	629.4
Other income (expense)
Interest expense	(8.9)	(9.0)	(8.1)
Other nonoperating income	0.2	—	—
Total other income (expense)	(8.7)	(9.0)	(8.1)

Income (loss) before income taxes	833.9	973.0	621.3
Income tax expense (benefit)	203.0	232.1	148.5
Net Income (loss) from operations	$630.9	$740.9	$472.8

Total tobacco sales revenue per same store sales[1,2]	$127.2	$123.3	$120.2
Total non-tobacco sales revenue per same store sales[1,2]	72.6	69.7	48.6
Total merchandise sales revenue per same store sales[1,2]	$199.8	$193.0	$168.8
[1]2022 and 2021 amounts not revised for 2023 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for Murphy Drive Reward ("MDR") redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,733	1,712	1,679
Total store months during the period	20,535	20,172	19,702

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2022, for the stores being compared in the 2023 versus 2022 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds and asset dispositions.

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2023	2022	2021
Total retail fuel contribution ($ Millions)	$1,324.0	$1,405.0	$951.3
Total PS&W contribution ($ Millions)	(144.9)	(80.8)	(72.3)
RINs and other (included in Other operating revenues on Consolidated Income Statement) ($ Millions)	328.6	305.8	265.3
Total fuel contribution ($ Millions)	$1,507.7	$1,630.0	$1,144.3
Retail fuel volume - chain (Million gal)	4,803.7	4,751.5	4,352.2
Retail fuel volume - per store (K gals APSM)[1]	242.0	244.6	229.4
Retail fuel volume - per store (K gal SSS)[2]	237.8	240.9	225.8
Total fuel contribution (cpg)	31.4	34.3	26.3
Retail fuel margin (cpg)	27.6	29.6	21.9
PS&W including RINs contribution (cpg)	3.8	4.7	4.4
1APSM metric includes all stores open through the date of calculation
[2]2022 and 2021 amounts not revised for 2023 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Income Statements is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2023	2022	2021
Petroleum product sales	$17,104.4	$19,230.1	$13,410.8
Less Petroleum product cost of goods sold	(15,929.7)	(17,910.1)	(12,535.5)
Plus RINs and other (included in Other Operating Revenues line)	333.0	310.0	269.0
Total fuel contribution	$1,507.7	$1,630.0	$1,144.3

Merchandise

	Twelve months ended December 31,
Key Operating Metrics	2023	2022	2021
Total merchandise contribution ($ Millions)	$803.4	$767.1	$701.6
Total merchandise sales ($ Millions)	$4,089.3	$3,903.2	$3,677.7
Total merchandise sales ($K SSS)[1,2]	$199.8	$193.0	$168.8
Merchandise unit margin (%)	19.7%	19.7%	19.1%
Tobacco contribution ($K SSS)[1,2]	$18.4	$17.7	$16.7
Non-tobacco contribution ($K SSS)[1,2]	$21.3	$20.2	$10.8
Total merchandise contribution ($K SSS)[1,2]	$39.7	$37.9	$27.5
[1]2022 and 2021 amounts not revised for 2023 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Same store sales information compared to APSM metrics:

	Variance from prior year periods

	December 31, 2023		December 31, 2022		December 31, 2021
	SSS[1]	APSM[2]	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	(1.8)%	(1.0)%	5.4%	6.6%	3.0%	4.5%

Merchandise sales	2.7%	2.9%	2.9%	3.7%	1.0%	12.2%
Tobacco sales	3.5%	2.9%	2.9%	2.3%	(0.4)%	(0.8)%
Non tobacco sales	1.4%	3.1%	3.1%	6.3%	4.5%	46.2%

Merchandise margin	3.0%	2.9%	5.1%	6.8%	3.5%	37.7%
Tobacco margin	4.3%	2.7%	5.5%	4.2%	2.3%	4.3%
Non tobacco margin	1.9%	3.8%	4.7%	9.6%	5.4%	89.2%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Financial Summary of 2023 Compared to 2022

The Marketing segment had total revenues of $21.5 billion in 2023 compared to $23.4 billion in 2022, a decrease of $1.9 billion, due primarily to a lower average retail fuel sales price, partially offset by increased retail fuel volumes sold and higher merchandise sales. Revenue amounts included excise taxes collected and remitted to government authorities of $2.3 billion in 2023 and $2.2 billion in 2022.
Total fuel contribution for the year ended December 31, 2023, was $1.5 billion, a decrease of $0.1 billion or 7.5%, compared to 2022. This reduction was due to lower retail fuel contribution, combined with lower contribution from PS&W margin, and was partially offset by slightly higher fuel volumes sold for the year. Retail fuel margin on a cpg basis decreased 6.8% in 2023 to 27.6 cpg, compared to 29.6 cpg in the prior year. Total retail fuel volumes increased 1.1%, while fuel sales on an SSS basis decreased 1.8%. Total product supply and wholesale contribution dollars decreased $41.3 million in the current year due to lower unbranded margins combined with timing and price-related impacts. During 2023, other operating revenue included the sale of 242.7 million RINs compared to the sale of 215.6 million in 2022.

Merchandise sales were up 4.8% in 2023 to $4.1 billion due to higher sales volumes and prices. Total merchandise contribution in 2023 increased $36.3 million, or 4.7%, to $803.4 million compared to $767.1 million in 2022. Merchandise unit margins were flat at 19.7% in both 2023 and 2022. On an SSS basis, total merchandise sales were up 2.7%, due to a 1.4% increase in non-tobacco sales and an increase of 3.5% in tobacco products.  Total margins on a SSS basis for 2023 improved 3.0%, tobacco margins were higher by 4.3%, and non-tobacco margins increased 1.9%, mainly from increased beverage and snack categories.

Store and other operating expenses increased $38.1 million in 2023 compared to 2022 levels, an increase of 3.9%. This increase in total dollars was due primarily to employee related expenses, maintenance expenses, inventory shrink, and licenses and permits, and was partially offset by lower payment fees. Excluding credit card fees and rent on an APSM basis, store and other operating expenses at the retail level were 4.7% higher in 2023 compared to 2022 levels.

Depreciation and amortization increased $7.1 million in 2023, an increase of 3.5%. This increase was due primarily to more stores with larger formats operating in the 2023 period.

Selling, general and administrative expenses ("SG&A") increased $8.0 million in 2023 compared to 2022, primarily due to higher employee related and incentive expenses and expenses associated with professional and technology fees from business improvement initiatives, which were partially offset by lower charitable contributions in the current year.

Corporate and Other Assets

Loss from continuing operations for Corporate and other assets in 2023 was $74.1 million, compared to a loss of $68.0 million in 2022. The $6.1 million increase from the previous year was mainly due to $13.7 million more in interest expense, $2.8 million less in gain on the sale of assets, and was partially offset by $4.2 million less in income tax benefits, a $3.9 million increase in investment income and a $2.2 million decrease in other nonoperating expenses.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2023.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021

Net income	$556.8	$672.9	$396.9
Income tax expense (benefit)	177.6	210.9	125.0
Interest expense, net of investment income	91.6	82.3	82.3
Depreciation and amortization	228.7	220.4	212.6
EBITDA	1,054.7	1,186.5	816.8
Accretion of asset retirement obligations	3.0	2.7	2.5
(Gain) loss on sale of assets	0.8	(2.1)	(1.5)
Acquisition and integration related costs	—	1.5	10.4
Other nonoperating (income) expense	—	2.3	(0.2)
Adjusted EBITDA	$1,058.5	$1,190.9	$828.0

Capital Resources and Liquidity

Significant Sources of Capital

As of December 31, 2023, we had $117.8 million of cash and cash equivalents and total marketable securities of $11.5 million.  Our cash management policy provides that cash balances in excess of a certain threshold are reinvested in certain types of low-risk investments.  We have a committed cash flow revolving credit facility (the "revolving facility") of $350 million, which was undrawn at December 31, 2023, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the revolving facility may be extended at our request and with the consent of the participating lenders.

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

Operating Activities

Net cash provided by operating activities was $784.0 million for the year ended December 31, 2023 and was $994.7 million in 2022, a decrease of $210.7 million, or 21.2% The decrease was mainly due to a decrease in net income of $116.1 million in 2023, a decrease in the amount of cash provided from changes in noncash working capital in 2023 of $86.9 million, and lower deferred and noncurrent tax changes of $29.5 million, partially offset by increased depreciation of $8.3 million and an increase of $10.6 million in cash provided by other operating activities. For the current year, operating cash required by changes in non-cash operating working capital of $42.1 million was due to an increase of $56.3 million in accounts receivable due to the timing of receipts, an increase of $22.1 million in inventories due to higher prices and volumes, a decrease of $12.0 million in accounts payable and accrued liabilities which was due to the timing of payments, and was partially offset by a decrease of $25.2 million in prepaid expenses and other current assets, of which $22.2 million was related to prepaid income taxes as well as an increase of $23.1 million in income taxes payable, due to the timing of payments. See also Note 16 "Other Financial Information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2023.

Investing Activities

For the year ended December 31, 2023, cash required by investing activities was $323.6 million compared to cash required by investing activities of $319.3 million in 2022. The increase in cash required by investing activities of $4.3 million compared to the previous year was primarily due to the increase in capital expenditures of $30.3 million, lower proceeds from the sale of assets of $6.4 million, and cash required for other investing activities which were higher by $1.0 million. The increase in cash required by investing activities was partially offset by the change in redemptions of marketable securities net of new investments of $33.4 million.

Financing Activities

Financing activities in the year ended December 31, 2023 required net cash of $403.1 million compared to net cash required of $871.3 million in 2022. The $468.2 million decrease in financing cash required was due to a decrease of $473.2 million in share repurchases, which was partially offset by an increase of $3.5 million in cash dividends paid, and an increase of $1.3 million in amounts related to share-based compensation. During 2023 there were net repayments of borrowings of $15.4 million compared to net repayments of $15.2 million in 2022.

Dividends

The Company paid dividends of $1.55 per common share during 2023 for total payments of $33.4 million, compared to $1.27 per common share, or $29.9 million in 2022. As part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On February 15, 2024, the Board of Directors declared a quarterly cash dividend of $0.42 per common share, or $1.68 per share on an annualized basis. The dividend is payable on March 7, 2024, to shareholders of record as of February 26, 2024.

Share Repurchase Program

On December 1, 2021, our Board of Directors approved a share repurchase authorization of up to $1 billion, that we began to utilize upon the completion of our 2020 $500 million share repurchase authorization. The 2021 authorization was completed in October 2023. On May 2, 2023, the Board of Directors approved a new share repurchase authorization of up to $1.5 billion to be executed by December 31, 2028. The authorization value excludes any excise tax that may be incurred. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the year 2023, we repurchased a total of 1,026,300 common shares for $336.2 million, at an average price of $327.55 per share, including any excise tax. Repurchases in 2023 were made pursuant to both the now completed 2021 authorization and our 2023 authorization. As of December 31, 2023, we had approximately $1.4 billion remaining under our 2023 authorization.
Debt

Our long-term debt at December 31, 2023 and 2022 was as set forth below:

	December 31,
(Millions of dollars)	2023	2022
5.625% senior notes due 2027 (net of unamortized discount of $1.3 at 2023 and $1.6 at 2022)	$298.7	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.6 at 2023 and $4.2 at 2022)	496.4	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.4 at 2023 and $5.1 at 2022)	495.6	494.9
Term loan due 2028 (effective interest rate of 7.23% at 2023 and 5.95% at 2022) net of unamortized discount of $0.6 at 2023 and $0.7 at 2022	389.4	393.3
Capitalized lease obligations, autos and equipment, due through 2027	3.1	2.3
Capitalized lease obligations, buildings, due through 2059	123.6	131.3
Unamortized debt issuance costs	(7.1)	(9.1)
Total long-term debt	1,799.7	1,806.9
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,784.7	$1,791.9

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

On September 13, 2019, MOUSA issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of December 31, 2023, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the term overnight financing rate, plus the applicable Alternative Reference Rate Committee ("ARRC") recommended credit spread adjustment (the “Adjusted Term SOFR Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate”, (b) the greater of federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted Term SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted Term SOFR Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2023, our total leverage ratio was 1.68 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $115.6 million, or 4.5% of consolidated net tangible assets over the life of the credit agreement.

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain 100% owned subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 9 "Long-Term Debt" in the accompanying consolidated financial statements for the three years ended December 31, 2023.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA. is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2023 and accounted for the vast majority of our total assets as of December 31, 2023. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2023.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,744.6	$15.0	$30.9	$698.7	$1,000.0
Operating lease obligations	794.3	53.1	104.1	101.3	535.8
Purchase obligations [2]	664.5	354.7	292.2	9.4	8.2
Asset retirement obligations	164.2	—	—	—	164.2
Other long-term obligations, including interest on long-term debt	460.9	81.4	160.3	131.7	87.5
Total	$3,828.5	$504.2	$587.5	$941.1	$1,795.7
[1]For additional information, see Note 9 “Long-Term Debt” in the accompanying audited consolidated financial statements.
[2]Primarily includes ongoing new retail store construction in progress at December 31, 2023, commitments to purchase land, take-or-pay supply contracts and other services. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2023.

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

The following table outlines our capital spending and investments by category for the three years ended December 31, 2023:

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Marketing:
Company stores	$232.0	$245.7	$221.2
Terminals	5.7	—	2.5
Sustaining capital	51.8	33.4	21.8
Corporate and other assets	54.6	26.7	32.0
Total	$344.1	$305.8	$277.5

We currently expect capital expenditures for the full year 2024 to range from approximately $400 million to $450 million, including $275 million to $315 million for retail growth, approximately $75 million to $80 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2023, included in this Annual Report on Form 10-K.

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
Our impairment evaluations are based on assumptions we deem to be reasonable. If the actual results of our retail stores are not consistent with the estimates and judgments, we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practical due to the significant number of assumptions involved in the estimates.

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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 11 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2023 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2023, 2022, or 2021. See also Note 10 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2023.
Business combinations
We account for business combinations using the purchase method of accounting. The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed at date of acquisition, with any excess recorded as goodwill. These fair value determinations require management to make estimates which are based on all available information and may involve the use of assumptions with respect to the timing and amount of future revenues and expenses, the weighted average cost of capital, and royalty rates associated with the transaction and the assets or liabilities acquired. This judgment and determination affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the Company's ability to realize projected synergies from the acquisition of QuickChek and successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as Russia's invasion of Ukraine and the conflicts in the Middle East, that impact the supply and demand and prices of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic, and the government reaction in response thereof; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 14 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2023 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
    We have exposure to interest rate risks related to volatility of our floating rate term loan with a balance as of December 31, 2023, of $390.0 million and to our cash flow revolver facility which currently is undrawn. Both of these loans are tied to SOFR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-39, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2023.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2023 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION
None

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Election of Directors” and “Committees”.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBIT and FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	39

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
10.10
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, on February 7, 2019 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.20 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019)†

10.11
Credit Agreement, dated as of January 29, 2021, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed February 1, 2021)

10.12
Form of Murphy USA 2013 Long-Term Incentive Plan Option Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.13
Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (February 2023 grants)(incorporated by reference to Exhibit 10.13 to Murphy USA's Inc's Annual Report on Form 10-K filed on February 15, 2023)†

10.14
Form of Murphy USA 2013 Long-Term Incentive Plan Performance Stock Unit Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.14 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.15	Form of Murphy USA 2013 Non-Employee Director Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.15 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†
10.16
Form of Murphy USA 2013 Non-Employee Director Cash Deferral Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.16 Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)

10.17	Murphy USA Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99 to Murphy USA Inc's Registration Statement on Form S-8 (File No. 333-271777) filed May 9, 2023†
10.18
First Amendment Agreement, dated as of March 8, 2023, to the Credit Agreement dated as of January 29, 2021, among Murphy USA Inc., Murphy Oil USA, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent (incorporated by reference to Exhibit 10.1 to Murphy USA Inc's Quarterly Report on Form 10-Q filed May 4, 2023)

10.19	Form of 2023 Omnibus Incentive Plan Option Grant Agreement (incorporated by reference to Exhibit 10.1 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)†
10.20	Form of 2023 Omnibus Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.2 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)†
10.21	Form of 2023 Omnibus Incentive Plan RSU Agreement (Non-Employee Director Award) (incorporated by reference to Exhibit 10.3 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)†

10.22	Form of 2023 Omnibus Incentive Plan RSU Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)†
10.23
Second Amendment Agreement, dated as of June 26, 2023, to the Credit Agreement dated as of January 29, 2021, as amended as of March 8, 2023, by and among Murphy USA, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent (incorporated by reference to Exhibit 10.5 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)

10.24*	Murphy USA Inc 2019 Annual Incentive Plan, as amended and restated, on November 30, 2023 and effective January 1, 2024†
21*	List of Subsidiaries of Murphy USA
22*	List of Subsidiary Guarantors and Issuers of Guaranteed Debt
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
97.1*	Murphy USA Inc 2023 Financial Restatement Compensation Recoupment Policy
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA, Inc.

By:	/s/ R. Andrew Clyde	Date:	February 15, 2024
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

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

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2023 was $2,571.8 million. Some retail sites may generate negative cash flow or experience events that indicate carrying values might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Dallas, Texas
February 15, 2024

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$117.8	$60.5
Marketable securities, current	7.1	17.9
Accounts receivable—trade, less allowance for doubtful accounts of $1.3 in 2023 and $0.3 in 2022, respectively	336.7	281.7
Inventories, at lower of cost or market	341.2	319.1
Prepaid expenses and other current assets	23.7	47.6
Total current assets	826.5	726.8
Marketable securities, non-current	4.4	4.4
Property, plant and equipment, at cost less accumulated depreciation
and amortization of $1,739.2 in 2023 and $1,553.1 in 2022, respectively	2,571.8	2,459.3
Operating lease right of use assets, net	452.1	449.6
Intangible assets, net of amortization	139.8	140.4
Goodwill	328.0	328.0
Other assets	17.5	14.7
Total assets	$4,340.1	$4,123.2
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.0	$15.0
Trade accounts payable and accrued liabilities	834.7	839.2
Income taxes payable	23.1	—
Total current liabilities	872.8	854.2
Long-term debt, including capitalized lease obligations	1,784.7	1,791.9
Deferred income taxes	329.5	327.4
Asset retirement obligations	46.1	43.3
Non-current operating lease liabilities	450.3	444.2
Deferred credits and other liabilities	27.8	21.5
Total liabilities	3,511.2	3,482.5
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares,
none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares,
46,767,164 shares issued at December 31, 2023 and 2022, respectively)	0.5	0.5
Treasury stock (25,929,836 and 25,017,324 shares held at
December 31, 2023 and 2022, respectively)	(2,957.8)	(2,633.3)
Additional paid in capital (APIC)	508.1	518.9
Retained earnings	3,278.1	2,755.1
Accumulated other comprehensive income (AOCI)	—	(0.5)
Total stockholders' equity	828.9	640.7
Total liabilities and stockholders' equity	$4,340.1	$4,123.2
See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Income Statements

	Years Ended December 31,
(Millions of dollars except per share amounts)	2023	2022	2021
Operating Revenues
Petroleum product sales [1]	$17,104.4	$19,230.1	$13,410.8
Merchandise sales	4,089.3	3,903.2	3,677.7
Other operating revenues	335.7	312.8	272.0
Total operating revenues	21,529.4	23,446.1	17,360.5
Operating Expenses
Petroleum product cost of goods sold [1]	15,929.7	17,910.1	12,535.5
Merchandise cost of goods sold	3,285.9	3,136.1	2,976.1
Store and other operating expenses	1,014.8	976.5	827.3
Depreciation and amortization	228.7	220.4	212.6
Selling, general and administrative	240.5	232.5	193.6
Accretion of asset retirement obligations	3.0	2.7	2.5
Acquisition related costs	—	1.5	10.4
Total operating expenses	20,702.6	22,479.8	16,758.0

Gain (loss) on sale of assets	(0.8)	2.1	1.5
Income (loss) from operations	826.0	968.4	604.0
Other income (expense)
Investment income	6.9	3.0	0.1
Interest expense	(98.5)	(85.3)	(82.4)
Other nonoperating income (expense)	—	(2.3)	0.2
Total other income (expense)	(91.6)	(84.6)	(82.1)
Income before income taxes	734.4	883.8	521.9
Income tax expense (benefit)	177.6	210.9	125.0
Net Income	$556.8	$672.9	$396.9
Basic and Diluted Earnings Per Common Share:
Basic	$25.91	$28.63	$15.14
Diluted	$25.49	$28.10	$14.92
Weighted-average shares outstanding (in thousands):
Basic	21,493	23,506	26,210
Diluted	21,843	23,950	26,604
Supplemental information:
[1] Includes excise taxes of:	$2,291.2	$2,180.2	$2,041.7

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Net income	$556.8	$672.9	$396.9

Other comprehensive income (loss), net of tax
Interest rate swap:
Realized gain (loss)	—	—	(0.1)
Unrealized gain (loss)	—	—	0.1
Marketable securities:
Unrealized gain (loss)	0.1	—	—
Reclassified to interest expense (interest rate swap):
Realized (gain) loss reclassified to interest expense	—	—	0.1
Amortization of unrealized gain to interest expense	0.6	0.9	0.9
	0.7	0.9	1.0
Deferred income tax expense (benefit)	0.2	0.2	0.3
Other comprehensive income (loss)	0.5	0.7	0.7
Comprehensive income	$557.3	$673.6	$397.6

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Operating Activities
Net income	$556.8	$672.9	$396.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	228.7	220.4	212.6
Deferred and noncurrent income tax charges (benefits)	2.0	31.5	19.0
Accretion of asset retirement obligations	3.0	2.7	2.5
Amortization of discount on marketable securities	(0.4)	(0.1)	—
(Gains) losses from sale of assets	0.8	(2.1)	(1.5)
Net (increases) decrease in noncash operating working capital	(42.1)	44.8	82.8
Other operating activities - net	35.2	24.6	25.1
Net cash provided (required) by operating activities	784.0	994.7	737.4
Investing Activities
Property additions	(335.6)	(305.3)	(274.7)
Payments for acquisition, net of cash acquired	—	—	(641.1)
Proceeds from sale of assets	2.4	8.8	3.4
Investment in marketable securities	(12.8)	(22.2)	—
Redemptions of marketable securities	24.0	—	—
Other investing activities - net	(1.6)	(0.6)	(1.8)
Net cash provided (required) by investing activities	(323.6)	(319.3)	(914.2)
Financing Activities
Purchase of treasury stock	(333.2)	(806.4)	(355.0)
Dividends paid	(33.4)	(29.9)	(27.3)
Borrowings of debt	8.0	5.0	892.8
Repayments of debt	(23.4)	(20.2)	(224.3)
Debt issuance costs	—	—	(9.9)
Amounts related to share-based compensation	(21.1)	(19.8)	(6.7)
Net cash provided (required) by financing activities	(403.1)	(871.3)	269.6
Net increase (decrease) in cash, cash equivalents and restricted cash	57.3	(195.9)	92.8
Cash, cash equivalents and restricted cash at January 1	60.5	256.4	163.6
Cash, cash equivalents and restricted cash at December 31	$117.8	$60.5	$256.4

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2020	46,767,164	$0.5	$(1,490.9)	$533.3	$1,743.1	$(1.9)	$784.1
Net income	—	—	—	—	396.9	—	396.9
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.04 per share)	—	—	—	—	(27.3)	—	(27.3)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(355.0)	—	—	—	(355.0)
Issuance of treasury stock	—	—	6.6	(6.5)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(6.7)	—	—	(6.7)
Share-based compensation expense	—	—	—	14.4	—	—	14.4
Balance as of December 31, 2021	46,767,164	0.5	(1,839.3)	534.8	2,112.4	(1.2)	807.2
Net income	—	—	—	—	672.9	—	672.9
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.27 per share)	—	—	—	—	(29.9)	—	(29.9)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(806.4)	—	—	—	(806.4)
Issuance of treasury stock	—	—	12.4	(12.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(19.8)	—	—	(19.8)
Share-based compensation expense	—	—	—	16.0	—	—	16.0
Balance as of December 31, 2022	46,767,164	0.5	(2,633.3)	518.9	2,755.1	(0.5)	640.7
Net income	—	—	—	—	556.8	—	556.8
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.5	0.5
Cash dividends declared, ($1.55 per share)	—	—	—	—	(33.4)	—	(33.4)
Dividend equivalent units accrued	—	—	—	0.4	(0.4)	—	—
Purchase of treasury stock	—	—	(336.2)	—	—	—	(336.2)
Issuance of treasury stock	—	—	11.7	(11.9)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(21.1)	—	—	(21.1)
Share-based compensation expense	—	—	—	21.8	—	—	21.8
Balance as of December 31, 2023	46,767,164	$0.5	$(2,957.8)	$508.1	$3,278.1	$—	$828.9

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

The business of Murphy USA Inc. and its subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  Murphy USA was incorporated in March 2013. The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA. On January 29, 2021, MUSA acquired 100% of Quick Chek Corporation ("QuickChek"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction.

Murphy USA markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the name of QuickChek®. At December 31, 2023, the Company had a total of 1,733 Company stores in 27 states, of which 1,577 were branded as Murphy and 156 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiaries use a weekly retail calendar where each quarter has 13 weeks. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023 and for 2022, the QuickChek results cover the period January 1, 2022 to December 30, 2022 and for 2021 covered the period January 29, 2021 (date of acquisition) to December 31, 2021. The difference in the timing of the period ends is immaterial to the overall consolidated results.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in operating revenues and operating expenses in the Consolidated Income Statements. Excise taxes on petroleum products collected and remitted were $2.3 billion in 2023, $2.2 billion in 2022, and $2.0 billion in 2021.

CASH EQUIVALENTS – Short-term investments, which include government securities, money market funds and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES – The Company considers highly liquid treasury notes, corporate debt securities, and other funds with original maturities of more than three months to be marketable securities. Securities with less than one year to maturity are included in short-term marketable securities, and all other securities are classified as long-term marketable securities. Marketable securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Marketable securities are classified as available-for-sale when the Company does not have the intent to hold securities to maturity to allow flexibility in response to liquidity needs and are carried at fair value. The Company records securities at fair value on its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). See Note 5 "Marketable Securities" and Note 17 "Assets and Liabilities Measured at Fair Value" for additional information on our policy and the fair value measurement of the Company's marketable securities.

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

INVENTORIES – Inventories of petroleum products are valued at the lower of cost, generally applied on a last-in, first-out (“LIFO”) basis, or market. Any increments to LIFO inventory volumes are valued based on the first purchase price for these volumes during the year. Merchandise inventories held for resale are generally valued at average cost. Materials and supplies are valued at the lower of average cost or net realizable value.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stores,

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvements to gasoline stores and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $2.4 million in 2023, $1.1 million in 2022 and $2.1 million in 2021.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of similar properties. At December 31, 2023 and 2022, the Company had no open LKE transactions with an intermediary.

GOODWILL AND INTANGIBLE ASSETS – Goodwill represents the excess of the aggregate of the consideration transferred over the net assets acquired and liabilities assumed and is tested annually for impairment, or more frequently if there are indicators of potential impairment. Acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, and are reviewed for impairment when events or circumstances indicate that the asset group to which the intangible assets belong might be impaired. The Company revises the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision. If the Company revises the useful life, the unamortized balance is amortized over the useful life on a prospective basis. See Note 7 "Goodwill and Intangible Assets" for additional information.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Marketing Segment
Petroleum product sales (at retail) [1]	$15,279.9	$17,198.9	$12,022.7
Petroleum product sales (at wholesale) [1]	1,824.5	2,031.2	1,388.1
Total petroleum product sales	17,104.4	19,230.1	13,410.8
Merchandise sales	4,089.3	3,903.2	3,677.7
Other operating revenues:
RINs	328.6	305.8	265.3
Other revenues [2]	6.6	6.3	6.1
Total marketing segment revenues	21,528.9	23,445.4	17,359.9
Corporate and Other Assets	0.5	0.7	0.6
Total revenues	$21,529.4	$23,446.1	$17,360.5

1 Includes excise and sales taxes that remain eligible for inclusion under Topic 606
2 Primarily includes collection allowance on excise and sales taxes combined with other miscellaneous items

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to merchandise sales revenue we must determine whether we are the principal or agent for some categories of merchandise such as scratch-off lottery tickets, lotto tickets, newspapers and other small categories of merchandise. For scratch-off lottery tickets, we have determined we are the principal in the majority of the jurisdictions and therefore we record those sales on a gross basis. We have some categories of merchandise (such as lotto tickets) where we are the agent and the revenues recorded for those transactions are our net commission only.

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheet. The deferred revenue balances at December 31, 2023 and 2022 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2023 and December 31, 2022, we had $178.2 million and $164.1 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2023	2022
Petroleum products - FIFO basis	$331.2	$367.0
Store merchandise for resale - FIFO basis	209.1	192.1
Less LIFO reserve	(212.1)	(250.7)
Total petroleum products and store merchandise inventory	328.2	308.4
Materials and supplies	13.0	10.7
Total inventories	$341.2	$319.1

At December 31, 2023 and 2022, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $209.7 million and $249.1 million, respectively, and store merchandise for resale by $2.4 million and $1.6 million, respectively.

Note 5 — Marketable Securities

The Company invests a portion of its excess operational cash in marketable securities. The goal of the Company's investment policy, in order of priority, are as follows: (1) preservation of principal, (2) maintaining a high degree of liquidity to meet cash flow requirements, and (3) deliver competitive returns subject to prevailing

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amortized cost and carrying value (fair value) of marketable securities and the balance sheet location at December 31, 2023 and December 31, 2022 consist of the following:

	December 31, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$3.0	—	—	$3.0
U.S. Corporate bonds	3.9	—	—	3.9
Investment income receivable	0.2	—	—	0.2
	7.1	—	—	7.1
Marketable securities non-current
U.S. Corporate bonds	2.9	—	—	2.9
Non U.S. Corporate bonds	1.5	—	—	1.5
	4.4	—	—	4.4
Total marketable securities	$11.5	$—	$—	$11.5

	December 31, 2022
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$8.8	—	—	$8.8
U.S. Corporate bonds	6.0	—	—	6.0
Non U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	17.9	—	—	17.9
Marketable securities non-current
U.S. Corporate bonds	4.4	—	—	4.4
Total marketable securities	$22.3	$—	$—	$22.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost basis and fair value of the Company's available-for-sale marketable securities at December 31, 2023, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$11.4	$11.4
1 to 2 years	—	—
Total	$11.4	$11.4

There was no impairment on any available-for-sale marketable securities as of December 31, 2023 or December 31, 2022.

Note 6 – Property, Plant and Equipment

		December 31, 2023		December 31, 2022
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$655.7	$655.7	$645.2	$645.2
Real estate finance leases	1 to 40 years	149.2	110.9	147.7	122.2
Pipeline and terminal facilities	16 to 25 years	93.8	49.9	83.7	42.5
Retail gasoline stores	3 to 50 years	3,136.3	1,623.7	2,897.7	1,536.4
Buildings	20 to 45 years	74.9	46.7	71.0	47.2
Other	3 to 20 years	201.1	84.9	167.1	65.8
		$4,311.0	$2,571.8	$4,012.4	$2,459.3

Depreciation expense of $227.7 million, $219.4 million and $211.6 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 7 – Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

	December 31,
(Millions of dollars)	2023	2022
Goodwill	$328.0	$328.0

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

Intangible assets subject to amortization at December 31, 2023 and 2022 consisted of the following:

	Remaining Useful Life (in years)	December 31, 2023		December 31, 2022
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	31.7	$39.6	$31.7	$39.6	$32.7
Intangible lease liability	10.4	(9.1)	(7.3)	(9.1)	(7.9)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Remaining Useful Life (in years)	December 31, 2023		December 31, 2022
(Millions of dollars)	Cost	Net	Cost	Net
Total intangible assets subject to amortization	30.5	24.4	30.5	24.8
Intangible assets not subject to amortization, indefinite lives:
Trade name	115.4	115.4	115.4	115.4
Liquor licenses	—	—	0.2	0.2
Total intangible assets not subject to amortization	115.4	115.4	115.6	115.6
Intangible assets, net of amortization	$145.9	$139.8	$146.1	$140.4

Note 8 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2023	2022
Trade accounts payable	$520.3	$547.6
Excise taxes/withholdings payable	108.5	93.2
Accrued insurance obligations	55.9	51.8
Accrued taxes other than income	43.4	44.6
Accrued compensation and benefits	50.1	46.6
Current operating lease liabilities	22.1	20.5
Other	34.4	34.9
Accounts payable and accrued liabilities	$834.7	$839.2

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2023	2022
5.625% senior notes due 2027 (net of unamortized discount of $1.3 at 2023 and $1.6 at 2022)	$298.7	$298.4
4.75% senior notes due 2029 (net of unamortized discount of $3.6 at 2023 and $4.2 at 2022)	496.4	495.8
3.75% senior notes due 2031 (net of unamortized discount of $4.4 at 2023 and $5.1 at 2022)	495.6	494.9
Term loan due 2028 (effective interest rate of 7.23% at 2023 and 5.95% at 2022) net of unamortized discount of $0.6 at 2023 and $0.7 at 2022	389.4	393.3
Capitalized lease obligations, autos and equipment, due through 2027	3.1	2.3
Capitalized lease obligations, buildings, due through 2059	123.6	131.3
Unamortized debt issuance costs	(7.1)	(9.1)
Total long-term debt	1,799.7	1,806.9
Less current maturities	15.0	15.0
Total long-term debt, net of current	$1,784.7	$1,791.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 13, 2019, MOUSA, issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's 100% owned subsidiaries that guarantee our Credit Facilities. The indenture governing the 2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $390 million at December 31, 2023 and $394 million at December 31, 2022. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of December 31, 2023, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2023, our total leverage ratio was 1.68 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate not to exceed the greater of $115.6 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party to the guarantee and collateral agreement in respect thereof.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at December 31, 2023 and 2022 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table:

	December 31,
(Millions of dollars)	2023	2022
Balance at beginning of period	$43.3	$39.2
Accretion expense	3.0	2.7
Settlement of liabilities	(3.1)	(2.3)
Liabilities incurred	2.9	3.7
Balance at end of period	$46.1	$43.3

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 11 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2023 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Income (loss) before income taxes	$734.4	$883.8	$521.9
Income tax expense (benefit)
Federal - Current	$141.5	$143.5	$86.2
Federal - Deferred	3.5	33.0	14.4
State - Current and deferred	32.6	34.4	24.4
Total	$177.6	$210.9	$125.0

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Income tax expense based on the U.S. statutory tax rate	$154.2	$185.6	$109.6
State income taxes, net of federal benefit	25.0	28.0	19.2
Federal credits	(2.6)	(2.9)	(2.2)
Other, net	1.0	0.2	(1.6)
Total	$177.6	$210.9	$125.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2023	2022
Deferred tax assets
Property costs and asset retirement obligations	$6.4	$5.9
Employee benefits	12.9	10.7
Operating leases liability	99.2	97.6
Other deferred tax assets	13.5	13.6
Total gross deferred tax assets	132.0	127.8
Deferred tax liabilities
Accumulated depreciation and amortization	(327.9)	(316.0)
State deferred taxes	(29.4)	(30.5)
Operating leases right of use assets	(94.9)	(94.4)
Other deferred tax liabilities	(9.3)	(14.3)
Total gross deferred tax liabilities	(461.5)	(455.2)
Net deferred tax liabilities	$(329.5)	$(327.4)

In management’s judgment, the deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or utilized by available tax planning strategies.

As of December 31, 2023, the earliest year remaining open for Federal audits and/or settlement is 2020 and for state audits and/or settlement is 2019. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2023 and 2022 is shown in the following table:

	Year Ended December 31,
(Millions of dollars)	2023	2022
Balance at January 1	$0.6	$0.5
Additions for tax positions related to prior years	—	0.2
Expiration of statutes of limitation	(0.1)	(0.1)
Balance at December 31	$0.5	$0.6

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2023, 2022 and 2021 included immaterial amounts of interest and penalties, associated with uncertain tax positions.  Of these amounts shown in the table, $0.4 million and $0.5 million represent the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate for the years ended December 31, 2023 and 2022, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the next twelve months, the Company does not expect a material change to the liability for uncertain taxes. Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Income Statement during 2024.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2023, 2022 and 2021 were $2.9 million, $2.9 million and $4.9 million, respectively.

Note 12 — Incentive Plans

2013 Long-Term Incentive Plan

Effective August 30, 2013, certain of our employees began to participate in the Murphy USA 2013 Long-Term Incentive Plan, which was subsequently amended and restated effective as of February 8, 2017 (the “MUSA 2013 Plan”). The MUSA 2013 Plan authorized the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), dividend equivalent units, cash awards, and performance awards to our employees. No more than 5.5 million shares of common stock were to be delivered under the MUSA 2013 Plan and no more than 1.0 million shares of common stock were to be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year was $5.0 million.

During the period from August 30, 2013 to December 31, 2023, the Company granted a total of 2,995,854 awards from the MUSA 2013 Plan which leaves 2,504,146 remaining shares (after consideration of the amendments made to the MUSA 2013 Plan in February 2014 by the Board of Directors).  Any remaining shares to be granted under this plan will be in the form of dividend equivalent units on outstanding nonvested shares until the time when all shares are completely vested. At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.
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
Most of the nonqualified stock options granted in 2023 to certain employees by the Committee were granted in February 2023.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2023	2022	2021
Fair value per option grant	$88.53	$51.46	$32.00
Assumptions
Dividend yield	0.5%	0.6%	0.8%
Expected volatility	33.1%	32.2%	32.3%
Risk-free interest rate	3.8%	1.8%	0.4%
Expected life (years)	4.9	4.7	4.6
Stock price at valuation date	$263.48	$181.18	$126.00

Changes in options outstanding for Company employees during the period from December 31, 2022 to December 31, 2023 are presented in the following table:

2013 Plan — Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2022	313,950	112.06
Granted	38,100	263.48
Exercised	(61,000)	77.72
Outstanding at December 31, 2023	291,050	$139.07	3.9	$63.3

Exercisable at December 31, 2023	160,550	$97.72	2.9	$41.6

Additional information about stock options outstanding at December 31, 2023 is shown below:

			Options Outstanding		Options Exercisable
Range of Exercise Prices per Option			No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$0.00	to	$99.99	68,900	2.0	68,900	2.0
$100.00	to	$149.99	128,900	3.7	91,650	3.5
$150.00	to	$249.99	55,150	5.1	—	—
$250.00	to	$300.00	38,100	6.1	—	—
			291,050	3.9	160,550	2.9

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted stock units outstanding for Company employees during the period from December 31, 2022 to December 31, 2023 are presented in the following table:

2013 Plan — Employee RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	149,366	$125.51
Granted	34,935	$260.96
Vested and issued	(60,888)	$80.23	$16.1
Forfeited	(4,157)	$183.17
Outstanding at December 31, 2023	119,256	$186.47	$42.5

PERFORMANCE-BASED RESTRICTED STOCK UNITS (MUSA 2013 Plan) – In February 2023, the Committee awarded performance-based restricted stock units (performance units) to certain employees.  Half of the performance units vest based on a three-year return on average capital employed (ROACE) calculation and the other half vest based on a three-year total shareholder return (TSR) calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.  For the TSR portion of the awards, the fair value was determined to be $330.18 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $263.48 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in performance-based restricted stock units outstanding for Company employees during the period from December 31, 2022 to December 31, 2023 are presented in the following table:

2013 Plan — Employee PSU's	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	106,001	$160.03
Granted	62,380	$296.83
Vested and issued	(72,799)	$121.83	$19.0
Outstanding at December 31, 2023	95,582	$212.38	$34.1

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the Directors Plan may be in the form of restricted stock, restricted stock units, dividend equivalent units, stock options, or a combination thereof.  An aggregate of 500,000 shares of common stock shall be available for issuance of grants under the Directors Plan.  Since 2013, 157,285 time-based restricted stock units have been granted under the terms of the Directors Plan which leaves 342,715 shares available to be granted in the future.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity grants to non-employee directors, the directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the Director RSU table below, will vest in one year, and will thereafter become deferred stock units.

Changes in restricted stock units outstanding for Company non-employee directors during the period from December 31, 2022 to December 31, 2023 are presented in the following table:

2013 Plan — Director RSUs and DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	26,923	$132.38
Granted	6,611	$258.35
Vested and issued	(9,880)	$110.19	$2.7
Outstanding at December 31, 2023, including DSUs	23,654	$180.97	$8.4

During the three-month period ended March 31, 2023, we granted 421 DSUs and recorded director expense of $0.1 million related to the grants under the 2013 Plan. Two DEU shares were granted and vested on these DSUs during the year. At December 31, 2023 there were 423 Director DSUs outstanding with an average grant date fair value of $258.35 under the 2013 Plan.

2023 Omnibus Incentive Compensation Plan

On May 4, 2023, the MUSA 2023 Plan became effective upon the approval of the Company's stockholders. The MUSA 2023 Plan has been established to replace, on a prospective basis, the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1,725,000 shares (subject to certain adjustments). During the period from May 4, 2023 to December 31, 2023, the Company granted a total of 1,544 awards from the MUSA 2023 Plan which leaves 1,723,456 remaining shares. At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

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

Changes in restricted stock units outstanding for Company 2023 Plan during the period from December 31, 2022 to December 31, 2023 are presented in the following table:

2023 Plan — RSUs and Director DSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2022	—	$—
Granted	1,544	$335.69
Outstanding at December 31, 2023, including DSUs	1,544	$335.69	$0.6

During the period ended December 31, 2023, we granted 1,003 DSUs and recorded director expense of $0.3 million related to the grants. At December 31, 2023, there were 1,004 Director DSUs vested and outstanding with an average grant date fair value of $335.18 under the MUSA 2023 Plan.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the financial statements by the Company with respect to all share-based plans are shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Compensation charged against income before income tax benefit	$21.8	$16.0	$14.4
Related income tax benefit recognized in income	$4.6	$3.4	$3.0

As of December 31, 2023, there was $25.9 million in compensation costs to be expensed over approximately the next 1.7 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.8 million, $1.0 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 13 — Employee and Retiree Benefit Plans

THRIFT PLAN – Employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions for Murphy USA eligible employees at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis for Murphy USA employees.  Eligible employees receive a stated percentage of their base and incentive pay of which can range from 3% to 9% based on participant's age, years of service, date of hire, subsidiary organization, or role. The Company maintained the thrift plan of QuickChek on acquisition and matched 100% of the first 3% and 50% of the next 2% contributed by eligible employees in 2021 and 2022. Beginning in 2023, the QuickChek Corporation 401(k) Retirement and Savings Plan and the Murphy Profit Sharing Plan were merged into the Murphy USA Savings Plan. The Company’s combined expenses related to these plans were $23.8 million in 2023, $17.3 million in 2022 and $16.9 million in 2021. In addition, prior to 2023, eligible part-time employees participated in a noncontributory profit sharing plan in which the Company could make discretionary employer contributions. The Company's expenses related to this plan were $1.6 million in 2022 and $1.1 million in 2021.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan for Murphy USA employees, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly compensated individuals. The liability balances, net of associated assets, were $7.6 million and $5.5 million, at December 31, 2023 and 2022, respectfully.

Note 14 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occur. As of December 31, 2023, all current commodity derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were $1.0 million in cash deposits at December 31, 2023 and none at December 31, 2022 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at December 31, 2023 and 2022.

Interest Rate Risks

An interest rate derivative that the Company used to effect the hedge entered into in August 2019 matured during the year 2023. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.6 million, $0.9 million and $0.9 million for the three years ended December 31, 2023, 2022 and 2021, respectively.

Note 15 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, the Board of Directors approved a share repurchase authorization of up to $1 billion to begin upon completion of the $500 million authorization made in October 2020. The 2021 authorization was completed in October 2023. On May 2, 2023, the Board of Directors approved a new share repurchase authorization of up to $1.5 billion to be executed by December 31, 2028.

During the year 2023, the total number of share repurchases were 1,026,300 common shares for $336.2 million, at an average price of $327.55 per share, including excise tax accrued. The 2023 shares repurchased included 328,225 common shares for $120.7 million, at an average price of $367.66 per share, including excise tax accrued, under the 2023 $1.5 billion authorization, leaving approximately $1.4 billion remaining available, as of December 31, 2023, and included 698,075 common shares repurchased for $215.5 million, at an average price of $308.69 per share, including excise tax accrued, which completed the December 2021 $1 billion authorization.

During the years 2022 and 2021, the total number of share repurchases were 3,328,795 common shares for $806.4 million, at an average price of $242.24 per share and 2,398,477 common shares for $355.0 million, at an average price of $148.00 per share, respectively.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2023	2022	2021
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$556.8	$672.9	$396.9

Weighted average common shares outstanding (in thousands)	21,493	23,506	26,210
Earnings per common share	$25.91	$28.63	$15.14

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(Millions of dollars except share and per share amounts)	2023	2022	2021
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$556.8	$672.9	$396.9
Weighted average common shares outstanding (in thousands)	21,493	23,506	26,210
Common equivalent shares:
Share-based awards	350	444	394
Weighted average common shares outstanding - assuming dilution (in thousands)	21,843	23,950	26,604
Earnings per common share assuming dilution	$25.49	$28.10	$14.92

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2023	2022	2021
Stock options	34,133	—	80,500
Restricted share units	44	—	1,562
Total anti-dilutive shares	34,177	—	82,062

Note 16 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (received), net of refunds, were $128.0 million, $199.7 million and $120.4 million for the three years ended December 31, 2023, 2022 and 2021, respectively. Interest paid, net of amounts capitalized, was $92.3 million, $81.6 million and $70.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

CHANGES IN WORKING CAPITAL -

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Accounts receivable	$(56.3)	$(84.7)	$(18.9)
Inventories	(22.1)	(26.9)	11.1
Prepaid expenses and other current assets	25.2	(23.7)	(3.6)
Accounts payable and accrued liabilities	(12.0)	180.1	102.9
Income taxes payable	23.1	—	(8.7)
Net decrease (increase) in noncash operating working capital	$(42.1)	$44.8	$82.8

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 5 "Marketable Securities" in these consolidated financial statements for the period ended December 31, 2023. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in these consolidated financial statements for the period ended December 31, 2023.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 14 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended December 31, 2023, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis, as of December 31, 2023 and 2022:

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$3.0	$—	$3.0
U.S. Corporate bonds	—	4.1	—	4.1
Prepaid expenses and other current assets
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	2.9	—	2.9
Non U.S. Government bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	12.5	—	—	12.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(20.2)	—	—	(20.2)
	$(7.7)	$11.5	$0.6	$4.4

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current:
U.S. Government bonds	$—	$8.8	$—	$8.8
U.S. Corporate bonds	—	6.1	—	6.1
Non U.S. Government bonds	—	3.0	—	3.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Accounts receivable - trade:
Interest rate swap derivative	—	—	1.3	1.3
Marketable securities, non-current
U.S. Corporate bonds	—	4.4	—	4.4
Other assets
Deferred compensation plan assets	9.5	—	—	9.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(14.7)	—	—	(14.7)
	$(5.2)	$22.3	$1.3	$18.4

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Carrying	Level 2	Carrying	Level 2
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,673.0)	$(1,662.9)	$(1,673.3)	$(1,643.0)

Note 18 – Commitments

The Company leases land, gasoline stores, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $53.1 million in 2024, $52.4 million in 2025, $51.7 million in 2026, $50.9 million in 2027, and $50.4 million in 2028.

Rental expense for noncancellable operating leases, including contingent payments when applicable, was $60.7 million in 2023, $57.6 million in 2022 and $48.7 million in 2021.

Commitments for capital expenditures were approximately $301.9 million at December 31, 2023, including $265.0 million approved for potential construction of future stores (including land) at year-end, along with $16.7 million for improvements of existing stores, to be financed with our operating cash flow and/or incurrence of indebtedness.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has certain take-or-pay contracts primarily to supply terminals with a noncancellable remaining term of 6.8 years. At December 31, 2023, our minimum annual payments under our take-or-pay contracts are estimated to be $8.3 million in 2024 and $8.3 million in 2025, $6.8 million in 2026, $4.7 million in 2027, and $4.7 million in 2028.

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. In connection with these activities, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company’s control. Under existing laws, the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination. Certain of these contaminated properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any related liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, Murphy Oil retained certain liabilities related to environmental matters. Murphy Oil also obtained insurance covering certain levels of environmental exposures. With respect to the previously owned refinery properties, Murphy Oil retained those liabilities in the Separation and Distribution agreement that was entered into related to the separation on August 30, 2013.  With respect to any remaining potential liabilities, based on information currently available to the Company, the Company believes costs related to these properties will not have a material adverse effect on Murphy USA’s net income, financial position or liquidity in a future period.

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from these other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at December 31, 2023, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. EPA currently considers the Company a PRP at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2023. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean-up this

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2023, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $47.3 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2023, the Company had contingent liabilities of $10.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lessee — We lease land for 445 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2023	December 31, 2022
Assets
Operating (Right-of-use)	Operating lease right of use assets, net	$452.1	$449.6
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $42.6 in 2023 and $30.5 in 2022	113.8	124.6
Total leased assets		$565.9	$574.2

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$22.1	$20.5
Finance	Current maturities of long-term debt	11.0	11.0
Noncurrent
Operating	Non-current operating lease liabilities	450.3	444.2
Finance	Long-term debt, including capitalized lease obligations	115.7	122.6
Total lease liabilities		$599.1	$598.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost:		Year Ended December 31,
(Millions of dollars)	Classification	2023	2022	2021
Operating lease cost	Store and other operating expenses	$55.1	$52.2	$43.1
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	15.0	15.9	14.8
Interest on lease liabilities	Interest expense	8.9	9.1	8.2
Net lease costs		$79.0	$77.2	$66.1

Cash Flow Information:	Year Ended December 31,
(Millions of dollars)	2023	2022	2021
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$50.6	$45.6	$38.8
Operating cash flows required by finance leases	$8.9	$9.1	$8.2
Financing cash flows required by finance leases	$11.4	$11.2	$9.8

Maturity of Lease Liabilities:
(Millions of dollars)	Operating leases	Finance leases
2024	$53.1	$19.1
2025	52.4	18.0
2026	51.7	16.8
2027	50.9	16.0
2028	50.4	15.5
After 2028	535.8	106.9
Total lease payments	794.3	192.3
less: interest	321.9	65.6
Present value of lease liabilities	$472.4	$126.7

Lease Term and Discount Rate:	Year Ended December 31,
2023
Weighted average remaining lease term	In Years
Finance leases	12.2
Operating leases	15.1
Weighted average discount rate
Finance leases	6.8%
Operating leases	6.6%

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Recent Accounting and Reporting Rules

In December 2023, the FASB issued ASU 2023-06, "Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which incorporates into the FASB Codification several disclosure and presentation requirements in SEC Regulations S-X and S-K that overlap with US GAAP. While the ASU is not expected to significantly affect entities currently subject to the corresponding SEC requirements, certain disclosures currently presented outside the financial statements under Regulation S-K may need to be relocated into the financial statements. If the SEC does not remove the existing disclosure requirements from Regulations S-X or S-K by June 30, 2027, the corresponding pending content will be removed from the Codification and will not become effective for any entities. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures." The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities and clarifies that single reportable segment entities must apply Topic 280 in its entirety. The amendments in this Update are effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statement. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." This ASU intends to enhance income tax disclosures, under Topic 740, to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this Update are effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

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

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2023
Segment income (loss)	$630.9	$(74.1)	$556.8
Revenues from external customers	$21,528.9	$0.5	$21,529.4
Investment income	$—	$6.9	$6.9
Interest expense	$(8.9)	$(89.6)	$(98.5)
Income tax expense (benefit)	$203.0	$(25.4)	$177.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Significant noncash charges (credits)
Depreciation and amortization	$211.9	$16.8	$228.7
Accretion of asset retirement obligations	$3.0	$—	$3.0
Deferred and noncurrent income taxes (benefits)	$(4.5)	$6.5	$2.0
Additions to property, plant and equipment	$289.5	$54.6	$344.1
Total assets at year-end	$4,061.7	$278.4	$4,340.1

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2022
Segment income (loss)	$740.9	$(68.0)	$672.9
Revenues from external customers	$23,445.4	$0.7	$23,446.1
Investment income	$—	$3.0	$3.0
Interest expense	$(9.0)	$(76.3)	$(85.3)
Income tax expense (benefit)	$232.1	$(21.2)	$210.9
Significant noncash charges (credits)
Depreciation and amortization	$204.8	$15.6	$220.4
Accretion of asset retirement obligations	$2.7	$—	$2.7
Deferred and noncurrent income taxes (benefits)	$35.0	$(3.5)	$31.5
Additions to property, plant and equipment	$279.1	$26.7	$305.8
Total assets at year-end	$3,794.0	$329.2	$4,123.2

Segment Information		Corporate and Other Assets
(Millions of dollars)	Marketing		Consolidated
Year ended December 31, 2021
Segment income (loss)	$472.8	$(75.9)	$396.9
Revenues from external customers	$17,359.9	$0.6	$17,360.5
Investment income	$—	$0.1	$0.1
Interest expense	$(8.1)	$(74.3)	$(82.4)
Income tax expense (benefit)	$148.5	$(23.5)	$125.0
Significant noncash charges (credits)
Depreciation and amortization	$197.3	$15.3	$212.6
Accretion of asset retirement obligations	$2.5	$—	$2.5
Deferred and noncurrent income taxes (benefits)	$22.6	$(3.6)	$19.0
Additions to property, plant and equipment	$245.5	$32.0	$277.5
Total assets at year-end	$3,569.4	$478.8	$4,048.2

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2023
Deducted from assets accounts
Allowance for doubtful accounts	$0.3	1.0	—	$1.3

2022
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	0.2	—	$0.3

2021
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	—	—	$0.1