Form 10-Q
period 2024-03-31
Murphy USA Inc.
filed 2024-05-09
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2024 was 20,717,691.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$56.7	$117.8
Marketable securities, current	6.1	7.1
Accounts receivable—trade, less allowance for doubtful accounts of $1.3 at 2024 and 2023, respectively	380.5	336.7
Inventories, at lower of cost or market	292.7	341.2
Prepaid expenses and other current assets	31.7	23.7
Total current assets	767.7	826.5
Marketable securities, non-current	4.5	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,784.2 and $1,739.2 at 2024 and 2023, respectively	2,593.7	2,571.8
Operating lease right of use assets, net	452.8	452.1
Intangible assets, net of amortization	139.7	139.8
Goodwill	328.0	328.0
Other assets	20.6	17.5
Total assets	$4,307.0	$4,340.1

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.3	$15.0
Trade accounts payable and accrued liabilities	830.0	834.7
Income taxes payable	39.4	23.1
Total current liabilities	884.7	872.8

Long-term debt, including capitalized lease obligations	1,783.1	1,784.7
Deferred income taxes	329.0	329.5
Asset retirement obligations	45.8	46.1
Non-current operating lease liabilities	452.1	450.3
Deferred credits and other liabilities	30.7	27.8
Total liabilities	3,525.4	3,511.2
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2024 and 2023, respectively)	0.5	0.5
Treasury stock (26,049,473 and 25,929,836 shares held at 2024 and 2023, respectively)	(3,033.7)	(2,957.8)
Additional paid in capital (APIC)	479.6	508.1
Retained earnings	3,335.2	3,278.1
Total stockholders' equity	781.6	828.9
Total liabilities and stockholders' equity	$4,307.0	$4,340.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2024	2023
Operating Revenues
Petroleum product sales[1]	$3,811.7	$3,994.2
Merchandise sales	1,000.7	966.2
Other operating revenues	31.3	116.8
Total operating revenues	4,843.7	5,077.2

Operating Expenses
Petroleum product cost of goods sold[1]	3,556.1	3,780.6
Merchandise cost of goods sold	809.1	779.1
Store and other operating expenses	252.1	238.3
Depreciation and amortization	58.7	56.4
Selling, general and administrative	62.1	59.0
Accretion of asset retirement obligations	0.8	0.8
Total operating expenses	4,738.9	4,914.2

Gain (loss) on sale of assets	0.4	(0.2)
Income (loss) from operations	105.2	162.8

Other income (expense)
Investment income	1.2	0.8
Interest expense	(24.9)	(24.9)
Other nonoperating income (expense)	0.4	0.3
Total other income (expense)	(23.3)	(23.8)
Income before income taxes	81.9	139.0
Income tax expense (benefit)	15.9	32.7
Net Income	$66.0	$106.3

Basic and Diluted Earnings Per Common Share
Basic	$3.17	$4.89
Diluted	$3.12	$4.80
Weighted-Average Common Shares Outstanding (in thousands):
Basic	20,814	21,739
Diluted	21,162	22,133
Supplemental information:
[1]Includes excise taxes of:	$558.8	$544.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
Net income	$66.0	$106.3

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	—	0.2
Other comprehensive income (loss)	—	0.2
Comprehensive income	$66.0	$106.5

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$66.0	$106.3
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	58.7	56.4
Deferred and noncurrent income tax charges (benefits)	(0.5)	6.6
Accretion of asset retirement obligations	0.8	0.8
Amortization of discount on marketable securities	(0.1)	—
(Gains) losses from sale of assets	(0.4)	0.2
Net (increase) decrease in noncash operating working capital	4.2	(30.4)
Other operating activities - net	7.3	9.8
Net cash provided (required) by operating activities	136.0	149.7
Investing Activities
Property additions	(76.2)	(72.7)
Proceeds from sale of assets	1.0	—
Redemptions of marketable securities	1.0	4.5
Other investing activities - net	(0.7)	(0.8)
Net cash provided (required) by investing activities	(74.9)	(69.0)
Financing Activities
Purchase of treasury stock	(86.4)	(13.7)
Dividends paid	(8.8)	(8.1)
Borrowings of debt	—	8.0
Repayments of debt	(3.9)	(11.8)
Amounts related to share-based compensation	(23.1)	(13.5)
Net cash provided (required) by financing activities	(122.2)	(39.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(61.1)	41.6
Cash, cash equivalents, and restricted cash at beginning of period	117.8	60.5
Cash, cash equivalents, and restricted cash at end of period	$56.7	$102.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	106.3	—	106.3
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.37 per share)	—	—	—	—	(8.1)	—	(8.1)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(13.7)	—	—	—	(13.7)
Issuance of treasury stock	—	—	8.7	(8.7)	—	—	—
Amounts related to share-based compensation	—	—	—	(13.5)	—	—	(13.5)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of March 31, 2023	46,767,164	$0.5	$(2,638.3)	$501.7	$2,853.2	$(0.3)	$716.8

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2023	46,767,164	$0.5	$(2,957.8)	$508.1	$3,278.1	$—	$828.9
Net income	—	—	—	—	66.0	—	66.0
Cash dividends declared ($0.42 per share)	—	—	—	—	(8.8)	—	(8.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(86.9)	—	—	—	(86.9)
Issuance of treasury stock	—	—	11.0	(11.1)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(23.1)	—	—	(23.1)
Share-based compensation expense	—	—	—	5.6	—	—	5.6
Balance as of March 31, 2024	46,767,164	$0.5	$(3,033.7)	$479.6	$3,335.2	$—	$781.6

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us" or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At March 31, 2024, the Company had a total of 1,733 Company stores of which 1,579 were branded as Murphy and 154 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended March 31, 2024, the QuickChek results cover the period December 30, 2023 to March 29, 2024 and for the three month period ended March 31, 2023, the QuickChek results cover the period December 31, 2022 to March 31, 2023. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2023, 2022 and 2021, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 16, 2024.

Recently Issued Accounting Standards—

In December 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures." The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities and clarifies that single reportable segment entities must apply Topic 280 in its entirety. The amendments in this Update for annual disclosures were effective for the Company on January 1, 2024, and the interim disclosures will be effective for the year beginning January 1, 2025, with early adoption permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statement. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following tables disaggregate our revenues by major source for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,427.6	—	$3,427.6	$3,586.1	$—	$3,586.1
Petroleum product sales (at wholesale) [1]	384.1	—	384.1	408.1	—	408.1
Total petroleum product sales	3,811.7	—	3,811.7	3,994.2	—	3,994.2
Merchandise sales	1,000.7	—	1,000.7	966.2		966.2
Other operating revenues:
RINs	29.4	—	29.4	115.3		115.3
Other revenues [2]	1.8	0.1	1.9	1.4	0.1	1.5
Total revenues	$4,843.6	$0.1	$4,843.7	$5,077.1	$0.1	$5,077.2

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at March 31, 2024 and December 31, 2023 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2024 and December 31, 2023, we had $240.0 million and $178.2 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2024	December 31, 2023
Petroleum products - FIFO basis	$356.8	$331.2
Store merchandise for resale - FIFO basis	198.0	209.1
Less LIFO reserve	(274.3)	(212.1)
Total petroleum products and store merchandise inventory	280.5	328.2
Materials and supplies	12.2	13.0
Total inventories	$292.7	$341.2

At March 31, 2024 and December 31, 2023, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $271.6 million and $209.7 million, respectively and store merchandise for resale by $2.7 million and $2.4 million, respectively.

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

The amortized cost and carrying value (fair value) of marketable securities and the balance sheet location at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$3.0	$—	—	$3.0
U.S. Corporate bonds	3.0	—	—	3.0
Investment income receivable	0.1	—	—	0.1
	6.1	—	—	6.1
Marketable securities non-current
U.S. Corporate bonds	3.0	—	—	3.0
Non U.S. Corporate bonds	1.5	—	—	1.5
	4.5	—	—	4.5
Total marketable securities	$10.6	$—	$—	$10.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$3.0	$—	$—	$3.0
U.S. Corporate bonds	3.9	—	—	3.9
Investment income receivable	0.2	—	—	0.2
	7.1	—	—	7.1
Marketable securities non-current
U.S. Corporate bonds	2.9	—	—	2.9
Non U.S. Corporate bonds	1.5	—	—	1.5
	4.4	—	—	4.4
Total marketable securities	$11.5	$—	$—	$11.5

The amortized cost basis and fair value of the Company's available-for-sale marketable securities, excluding Investment income receivable, at March 31, 2024, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$10.5	$10.5

There was no impairment on any available-for-sale marketable securities as of March 31, 2024 or December 31, 2023.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	March 31, 2024	December 31, 2023
Goodwill	$328.0	$328.0

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to amortization includes pipeline space, which is being amortized over a 40-year life, and the intangible lease liability acquired from QuickChek that is being amortized over the remaining life of the underlying leases.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at March 31, 2024 and December 31, 2023 consisted of the following:

	Remaining Useful Life (in years)	March 31, 2024		December 31, 2023
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	31.4	$39.6	$31.4	$39.6	$31.7
Intangible lease liability	10.2	(9.1)	(7.1)	(9.1)	(7.3)
Total intangible assets subject to amortization		30.5	24.3	30.5	24.4
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.7	$145.9	$139.8

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2024	December 31, 2023
5.625% senior notes due 2027 (net of unamortized discount of $1.2 at March 31, 2024 and $1.3 at December 31, 2023)	$298.8	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.4 at March 31, 2024 and $3.6 at December 31, 2023)	496.6	496.4
3.75% senior notes due 2031 (net of unamortized discount of $4.3 at March 31, 2024 and $4.4 at December 31, 2023)	495.7	495.6
Term loan due 2028 (effective interest rate of 7.21% at March 31, 2024 and 7.23% at December 31, 2023 and net of unamortized discount of $0.5 at March 31, 2024 and $0.6 at December 31, 2023)	388.5	389.4
Capitalized lease obligations, autos and equipment, due through 2026	3.7	3.1
Capitalized lease obligations, buildings, due through 2059	121.8	123.6
Unamortized debt issuance costs	(6.7)	(7.1)
Total long-term debt	1,798.4	1,799.7
Less current maturities	15.3	15.0
Total long-term debt, net of current	$1,783.1	$1,784.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2029 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 Senior Notes.

On January 29, 2021, MOUSA, issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 and 2029 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $389 million at March 31, 2024 and $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2024, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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
(unaudited)

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2024, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $113.6 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2024 and December 31, 2023 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2024	December 31, 2023
Balance at beginning of period	$46.1	$43.3
Accretion expense	0.8	3.0
Settlements of liabilities	(1.3)	(3.1)
Liabilities incurred	0.2	2.9
Balance at end of period	$45.8	$46.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three months ended March 31, 2024 and 2023, the Company’s approximate effective tax rates were as follows:

	2024	2023
Three Months Ended March 31,	19.4%	23.5%

In the three months ended March 31, 2024, the Company recognized approximately $4.2 million of excess tax benefits related to stock compensation for employees and $0.1 million in other discrete tax benefits. For the three months ended March 31, 2023, the Company recognized approximately $2.1 million of excess tax benefits related to stock compensation for employees and $0.2 million in other discrete tax benefits.

As of March 31, 2024, the earliest year remaining open for Federal audits and/or settlement is 2020 and for state audits and/or settlement is 2019.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

Note 9 — Incentive Plans

Equity Awards

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

On May 4, 2023, the 2023 Omnibus Incentive Compensation Plan (the "MUSA 2023 Plan") was approved by the Company's shareholders and became effective for all future grants for both employees and directors. The MUSA 2023 Plan replaced the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1.725 million shares (subject to certain adjustments).

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Beginning with its initial quarterly dividend in December 2020, the Company issued dividend equivalent units ("DEUs") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEUs mirror the underlying awards and will only vest if the related award vests. DEUs issued are included with grants in each respective table as applicable.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value ("FMV") on the date of the grant and fixes the option term at no more than 7 years from such date. Most of the nonqualified stock options granted in 2024 to certain employees by the Committee were granted in February 2024.  The Black-Scholes valuation for these awards was $133.91 per option.

Assumptions used to value awards:
Dividend yield	0.42%
Expected volatility	32.9%
Risk-free interest rate	4.3%
Expected life (years)	4.8
Stock price at valuation date	$391.54

Changes in options outstanding for Company employees during the period from December 31, 2023 to March 31, 2024 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2023	291,050	$139.07
Granted	33,010	$393.03
Exercised	(19,100)	$92.53
Outstanding at March 31, 2024	304,960	$169.48	4.1	$76.2

Exercisable at March 31, 2024	205,825	$114.62	3.2	$62.7

RESTRICTED STOCK UNITS – The Committee has granted time-based restricted stock units ("RSUs") as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2023 Plan, are valued at the grant date fair value, and vest over three years. The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors, these awards vest at the end of one year. For annual equity grants to non-employee directors, the directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the RSU table below, will vest in one year, and will thereafter become deferred stock units.

Changes in RSUs outstanding during the period from December 31, 2023 to March 31, 2024 are presented in the following table:

RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	120,800	$188.37
Granted	15,345	$392.96
Vested and issued	(47,305)	$133.44	$19.2
Forfeited	(1,349)	$221.17
Outstanding at March 31, 2024	87,491	$253.19	$36.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the period ended March 31, 2024, we granted 206 DSUs and recorded director expense of $0.1 million related to the grants. At March 31, 2024, there were 1,209 Director DSUs vested and outstanding with an average grant date fair value of $349.46 under the MUSA 2023 Plan.

PERFORMANCE-BASED RESTRICTED STOCK UNITS – The Committee has granted performance-based restricted stock units (performance units or "PSUs") to its executives and certain other employees.  In February 2024, the Committee awarded PSUs to certain employees.  Half of the PSUs vest based on a three-year return on average capital employed ("ROACE") calculation and the other half vest based on a three-year total shareholder return ("TSR") calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.   For the TSR portion of the awards, the fair value was determined to be $569.58 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $391.54 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in PSUs outstanding for Company employees during the period from December 31, 2023 to March 31, 2024 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	95,582	$212.38
Granted	60,431	$482.74
Vested and issued	(76,672)	$148.38	$30.0
Outstanding at March 31, 2024	79,341	$318.45	$33.3

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “2013 Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.  Awards under the 2013 Directors Plan may be in the form of restricted stock, restricted stock units, dividend equivalent units, stock options, or a combination thereof.  An aggregate of 0.5 million shares of common stock was reserved for issuance of grants under the Directors Plan.

RESTRICTED STOCK UNITS (2013 Directors Plan) – The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors.  Awards prior to 2023 vest at the end of three years and those granted in 2023 vested at the end of one year.

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2023 to March 31, 2024 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	23,654	$180.97
Granted	10	$411.81
Vested and issued	(13,461)	$170.52	$5.3
Outstanding at March 31, 2024	10,203	$194.78	$4.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). Each DSU represents the right to receive one share of common stock following the completion of a director's service. Two DEU shares were granted and vested on the DSUs during the quarter. At March 31, 2024 there were 425 Director DSUs outstanding with an average grant date fair value of $258.35 under the 2013 Plan.

Share-based compensation for the three months ended March 31, 2024 and 2023, was $5.6 million and $4.9 million, respectively. There were $0.5 million in income tax benefits realized for the tax deductions from options exercised for the three months ended March 31, 2024 and there were $0.1 million for the three months ended March 31, 2023.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of March 31, 2024, all current commodity derivative activity is immaterial.

There were $0.1 million in cash deposits at March 31, 2024 and $1.0 million at December 31, 2023 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2024 or December 31, 2023.

Interest Rate Risks

An interest rate derivative that the Company used to effect the hedge entered into in August 2019 matured during the quarter ended September 30, 2023. The amount of pre-tax gains in accumulated other comprehensive loss that was reclassified into interest expense was $0.2 million for the three months ended March 31, 2023.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion that expires December 31, 2028, and excludes excise tax. As of March 31, 2024, approximately $1.3 billion remained under the 2023 authorization. For the three months ended March 31, 2024, the Company repurchased 216,036 shares of common stock for an average price of $402.14 per share including brokerage fees and excise tax. For

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the three months ended March 31, 2023, 48,848 shares were repurchased for an average price of $279.67 per share and were under the 2021 repurchase authorization.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2024	2023
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$66.0	$106.3

Weighted average common shares outstanding (in thousands)	20,814	21,739

Earnings per common share	$3.17	$4.89

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2024	2023
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$66.0	$106.3

Weighted average common shares outstanding (in thousands)	20,814	21,739
Common equivalent shares:
Dilutive share-based awards	348	394
Weighted average common shares outstanding - assuming dilution (in thousands)	21,162	22,133

Earnings per common share assuming dilution	$3.12	$4.80

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended March 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2024	2023
Stock Options	16,597	38,100
RSUs	151	—
PSUs	5,689	12,767
Total anti-dilutive shares	22,437	50,867

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes received were $0.1 million and $0.3 million for the three-month periods ended March 31, 2024 and 2023, respectively. Interest paid, net of amounts capitalized, was $30.4 million and $29.2 million for the three-month periods ended March 31, 2024 and 2023, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Accounts receivable	$(45.7)	$16.5
Inventories	48.6	15.5
Prepaid expenses and other current assets	(5.7)	20.4
Accounts payable and accrued liabilities	(9.3)	(85.9)
Income taxes payable	16.3	3.1
Net (increase) decrease in noncash operating working capital	$4.2	$(30.4)

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended March 31, 2024. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values and the value of the Interest rate swap derivative was derived by using level 3 inputs. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended March 31, 2024, for more information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$3.0	$—	$3.0
U.S. Corporate bonds	—	3.1	—	3.1
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	3.0	—	3.0
Non U.S. Corporate bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	13.9	—	—	13.9

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(23.0)	—	—	(23.0)
	$(9.1)	$10.6	$0.6	$2.1

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$3.0	$—	$3.0
U.S. Corporate bonds	—	4.1	—	4.1
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	2.9	—	2.9
Non U.S. Government bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	12.5	—	—	12.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(20.2)	—	—	(20.2)
	$(7.7)	$11.5	$0.6	$4.4

Fair value of financial instruments not recognized at fair value
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table below excludes Cash and cash equivalents, Accounts receivable-trade, and Trade accounts payable and accrued liabilities, all of which had fair values approximating carrying

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

amounts. The fair value of Current and Long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2024 and December 31, 2023.

	At March 31, 2024		At December 31, 2023
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,672.9)	$(1,663.6)	$(1,673.0)	$(1,662.9)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at March 31, 2024, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2024. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2024, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $47.9 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

The Company has obtained insurance coverage as appropriate for the business in which it is engaged but may incur losses that are not covered by insurance or reserves, in whole or in part, and such losses could adversely affect our results of operations and financial position.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2024, the Company had contingent liabilities of $10.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Lessee — We lease land for 451 stores and store sites, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees. Included in our leased land are 102 properties leased from Walmart which contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2024	December 31, 2023
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$452.8	$452.1
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $46.1 at March 31, 2024 and $42.6 at December 31, 2023	111.9	113.8
Total leased assets		$564.7	$565.9

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$22.2	$22.1
Finance	Current maturities of long-term debt	11.3	11.0
Noncurrent
Operating	Non-current operating lease liabilities	452.1	450.3
Finance	Long-term debt, including capitalized lease obligations	114.2	115.7
Total lease liabilities		$599.8	$599.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:		Three Months Ended March 31,
(Millions of dollars)	Classification	2024	2023
Operating lease cost	Store and other operating expenses	$14.1	$13.4
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.7	3.8
Interest on lease liabilities	Interest expense	2.1	2.4
Net lease costs		$19.9	$19.6

Cash Flow Information:	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$13.1	$12.3
Operating cash flows from finance leases	$2.1	$2.4
Financing cash flows from finance leases	$2.9	$2.8

Maturity of Lease Liabilities at March 31, 2024:
(Millions of dollars)	Operating leases	Finance leases
2024	$40.1	$14.6
2025	53.2	18.5
2026	52.5	17.4
2027	51.7	16.3
2028	51.2	15.6
After 2028	550.0	106.9
Total lease payments	798.7	189.3
less: interest	324.4	63.8
Present value of lease liabilities	$474.3	$125.5

Lease Term and Discount Rate:	Three Months Ended March 31,
2024
Weighted average remaining lease term (years)
Finance leases	12.0
Operating leases	15.0
Weighted average discount rate
Finance leases	6.8%
Operating leases	6.6%

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 16 — Business Segments

Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by this group. As such, they are all treated as one segment for reporting purposes as they sell the same products and have similar economic characteristics. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable segment include Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker.

		Three Months Ended
		March 31, 2024		March 31, 2023
(Millions of dollars)	Total Assets at March 31, 2024	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$4,106.9	$4,843.6	$85.5	$5,077.1	$125.9
Corporate and other assets	200.1	0.1	(19.5)	0.1	(19.6)
Total	$4,307.0	$4,843.7	$66.0	$5,077.2	$106.3

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2024 and 2023.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2024 and 2023. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek®. At March 31, 2024, we had a total of 1,733 Company stores in 27 states, of which 1,579 were Murphy branded and 154 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries use a weekly retail calendar where each quarter typically has 13 weeks. For Q1 2024, the QuickChek results cover the period December 30, 2023 to March 29, 2024. For Q1 2023, the QuickChek
results cover the period December 31, 2022 to March 31, 2023. The difference in the timing of the period ends is immaterial to the overall consolidated results.

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

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased and increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q1 2024, crude oil prices were relatively stable with prices ranging from $71 per barrel to $84 per barrel with an average price in Q1 2024 of $78 per barrel, compared to a average price of $76 per barrel in Q1 2023. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results which include Renewable Identification Numbers ("RINs")) was 24.8 cents per gallon ("cpg") in Q1 2024, compared to 28.9 cpg in Q1 2023. Retail fuel margin dollars decreased 5.6% in the current quarter while retail fuel volumes improved 1.0% when compared to Q1 2023.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the revenue received for RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $0.57 per RIN in Q1 2024 compared to $1.60 per RIN in Q1 2023. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2024, we had $1.3 billion of Senior Notes and a $389 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At March 31, 2024, we had additional available capacity under the committed $350 million cash flow revolving credit facility, with none drawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2024 to range from approximately $400 million to $450 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2024 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facilities.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2024, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2024.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2023 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2024.

Results of Operations

Consolidated Results

For the three months ended March 31, 2024, the Company reported net income of $66.0 million, or $3.12 per diluted share, on revenue of $4.8 billion.  Net income was $106.3 million for the same period in 2023, or $4.80 per diluted share, on $5.1 billion of revenue.  The decrease in net income was primarily due to lower total fuel contribution combined with increases in store operating expenses, general and administrative expenses, and depreciation and amortization expense, which were partially offset by higher fuel sales volumes, higher overall merchandise contributions, and lower income tax expense.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Revenues for Q1 2024 decreased $0.3 billion, or 4.6%, compared to the same quarter in 2023.  The decrease in revenues was due to 5.4% lower retail fuel sales prices and PS&W revenues which were partially offset by 1.0% higher fuel sales volumes and an increase in merchandise sales prices and units.

Total cost of sales in Q1 2024 decreased $0.2 billion, or 4.3%, when compared to Q1 2023.  In the current-year quarter, the decrease was primarily due to lower fuel cost and was partially offset by higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $13.8 million, or 5.8%, in Q1 2024 from Q1 2023, primarily due to higher employee related expenses and maintenance costs at existing stores combined with net new store operating expenses.

Selling, general and administrative ("SG&A") expenses for Q1 2024 increased $3.1 million, or 5.3%, from Q1 2023. The increase in SG&A costs is primarily due to higher employee costs incurred in Q1 2024.

Depreciation and amortization expense increased $2.3 million in Q1, or 4.1%, when compared to the same period of 2023, primarily due to higher cost for the new larger store formats for Murphy USA stores and raze-and-rebuild activity in the period.

The effective income tax rate was approximately 19.4% for Q1 2024 compared to approximately 23.5% in Q1 2023. The Q1 2024 effective tax rate is lower due primarily to excess tax benefits on equity awards that vested during the quarter.

Segment Results

A summary of the Company’s net income by business segment follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Marketing	$85.5	$125.9
Corporate and other assets	(19.5)	(19.6)
Net Income	$66.0	$106.3

Marketing

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Marketing segment net income for the three months ended March 31, 2024 was lower compared to the same period in 2023 primarily due to:
•Lower total fuel contribution
•Higher store and other operating expenses
•Higher SG&A expenses

The items below partially offset the decrease in net income in the current period:
•Higher fuel sales volumes
•Higher merchandise contribution

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2024	2023

Operating Revenues
Petroleum product sales	$3,811.7	$3,994.2
Merchandise sales	1,000.7	966.2
Other operating revenues	31.2	116.7
Total operating revenues	4,843.6	5,077.1

Operating expenses
Petroleum products cost of goods sold	3,556.1	3,780.6
Merchandise cost of goods sold	809.1	779.1
Store and other operating expenses	252.1	238.2
Depreciation and amortization	54.9	52.4
Selling, general and administrative	62.1	59.0
Accretion of asset retirement obligations	0.8	0.8
Total operating expenses	4,735.1	4,910.1

Gain (loss) on sale of assets	(0.1)	(0.2)
Income (loss) from operations	108.4	166.8

Other income (expense)
Interest expense	(2.1)	(2.3)
Total other income (expense)	$(2.1)	$(2.3)

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2024	2023
Income (loss) before income taxes	$106.3	$164.5
Income tax expense (benefit)	20.8	38.6
Net income (loss) from operations	$85.5	$125.9

Total tobacco sales revenue same store sales[1,2]	$126.2	$119.6
Total non-tobacco sales revenue same store sales[1,2]	68.8	69.6
Total merchandise sales revenue same store sales[1,2]	$195.0	$189.2
[1]2023 amounts not revised for 2024 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,733	1,720
Total store months during the period	5,164	5,141

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2023 for the stores being compared in the 2024 versus 2023 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period same store sales volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2024	2023
Total retail fuel contribution ($ Millions)	$250.0	$264.7
Total PS&W contribution ($ Millions)	6.7	(50.1)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	29.4	115.3
Total fuel contribution ($ Millions)	$286.1	$329.9
Retail fuel volume - chain (Million gal)	1,153.1	1,141.8
Retail fuel volume - per store (K gal APSM)[1]	230.1	230.2
Retail fuel volume - per store (K gal SSS)[2]	227.3	227.8
Total fuel contribution (cpg)	24.8	28.9
Retail fuel margin (cpg)	21.7	23.2
PS&W including RINs contribution (cpg)	3.1	5.7
1APSM metric includes all stores open through the date of calculation
[2]2023 amounts not revised for 2024 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Petroleum product sales	$3,811.7	$3,994.2
Less Petroleum product cost of goods sold	(3,556.1)	(3,780.6)
Plus RINs and other (included in Other Operating Revenues line)	30.5	116.3
Total fuel contribution	$286.1	$329.9

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2024	2023
Total merchandise contribution ($ Millions)	$191.6	$187.1
Total merchandise sales ($ Millions)	$1,000.7	$966.2
Total merchandise sales ($K SSS)[1,2]	$195.0	$189.2
Merchandise unit margin (%)	19.2%	19.4%
Tobacco contribution ($K SSS)[1,2]	$18.3	$17.5
Non-tobacco contribution ($K SSS)[1,2]	$19.5	$19.5
Total merchandise contribution ($K SSS)[1,2]	$37.8	$37.0
[1]2023 amounts not revised for 2024 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Same store sales information compared to APSM metrics

	Variance from prior year
	Three months ended
	March 31, 2024
	SSS[1]	APSM[2]
Fuel gallons per month	(0.9)%	(0.1)%

Merchandise sales	3.2%	3.1%
Tobacco sales	6.6%	5.5%
Non-tobacco sales	(2.4%)	(0.9%)

Merchandise margin	2.2%	2.0%
Tobacco margin	6.2%	4.1%
Non-tobacco margin	(1.3%)	0.2%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Net income in the Marketing segment for Q1 2024 decreased $40.4 million, to $85.5 million when compared to the Q1 2023 period. The decrease was primarily due to lower total fuel contribution and increases in store operating expenses and SG&A expenses partially offset by higher fuel sales volumes and higher merchandise contribution.

Total fuel contribution for Q1 2024, was $286.1 million, a decrease of $43.8 million or 13.3%, compared to Q1 2023. This reduction was due to lower retail fuel contribution, combined with lower contribution from PS&W margins, and was partially offset by slightly higher fuel volumes sold in the period when compared to Q1 of 2023. Retail fuel margins on a cpg basis decreased 6.5% in Q1 2024 to 21.7 cpg, compared to 23.2 cpg in the prior year period. Total retail fuel volumes increased 1.0%, while fuel sales volumes on an SSS basis decreased 0.9% to 227.3 thousand gallons per store in Q1 2024 when compared to Q1 2023. Total product supply and wholesale contribution dollars, including RINs, decreased $29.1 million in Q1 2024 when compared to Q1 2023, primarily due to timing of transactions during the quarter and lower RIN sales volume, partially offset by the favorable impact of a rising price environment.

Total merchandise sales were $1.0 billion in both Q1 2024 and 2023. Total merchandise contribution in Q1 2024 improved 2.4% compared to Q1 2023 due to higher unit sales volumes and retail prices, up 0.5% and 1.9%, respectively. Total SSS merchandise contribution dollars grew 2.2%, which included an increase of 6.2% in tobacco products and a 1.3% decrease in non-tobacco products.

Store and other operating expenses increased $13.9 million in Q1 2024 compared to Q1 2023, primarily due to higher employee related expenses and maintenance costs at existing stores combined with net new store operating expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were 6.8% higher, primarily attributable to increased employee related expenses, maintenance, and property taxes.

SG&A expenses increased $3.1 million in Q1 2024 compared to Q1 2023, due primarily to higher salaries and related benefits, partially offset by lower professional fees.

Depreciation and amortization expense increased $2.5 million, or 4.8%, in Q1 2024 compared to Q1 2023 due to new larger store formats for Murphy USA stores and raze-and-rebuild activity in the quarter.

Corporate and Other Assets

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Loss from continuing operations for Corporate and other assets for Q1 2024 was $19.5 million, compared to a loss of $19.6 million in Q1 2023. Investment income in the current year quarter was $0.4 million higher but was offset by $0.5 million of slightly higher interest expense.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net income	$66.0	$106.3

Income tax expense (benefit)	15.9	32.7
Interest expense, net of investment income	23.7	24.1
Depreciation and amortization	58.7	56.4
EBITDA	164.3	219.5

Accretion of asset retirement obligations	0.8	0.8
(Gain) loss on sale of assets	(0.4)	0.2
Other nonoperating (income) expense	(0.4)	(0.3)
Adjusted EBITDA	$164.3	$220.2

Capital Resources and Liquidity

Significant Sources of Capital

As of March 31, 2024, we had $56.7 million of cash and cash equivalents and total marketable securities of $10.6 million. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "revolving facility”) of $350 million, which was undrawn at March 31, 2024, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the revolving facility may be extended at our request and with the consent of the participating lenders.

We believe our existing cash on hand and future borrowing capacity of our existing facilities is adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, execution of announced share repurchase programs, potential dividend payments, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Operating Activities

Net cash provided by operating activities was $136.0 million for the three months ended March 31, 2024 and was $149.7 million for the same period of 2023, a decrease of $13.7 million, or 9.2%. The decrease for the three months ended March 31, 2024 is mainly due to a decrease in net income of $40.3 million, an increase in the amount of cash provided from changes in noncash working capital of $34.6 million, and lower deferred and noncurrent tax changes of $7.1 million partially offset by increased depreciation of $2.3 million compared to the same period in 2023.

For the three months ended March 31, 2024, operating cash provided by changes in non-cash operating working capital of $4.2 million was due to a decrease in inventory of $48.6 million due to higher merchandise prices and volumes, an increase of $16.3 million in income taxes payable due in part to phase-out of federal bonus depreciation resulting in higher current tax expense, and was partially offset by an increase in accounts receivable of $45.7 million due to the timing of receipts, a decrease in accounts payable and accrued liabilities of $9.3 million which was related to the timing of payments, and an increase in prepaid expenses of $5.7 million.

Investing Activities

For the three months ended March 31, 2024, cash required by investing activities was $74.9 million compared to $69.0 million in 2023. The $5.9 million increase in cash required by investing activities in 2024 compared to the prior year was primarily due to an increase of $3.5 million in capital expenditures due to the timing of projects and a reduction of $3.5 million in the amount of maturities of marketable securities, partially offset by net cash provided of $1.0 million from proceeds from the sale of assets.

Financing Activities

Financing activities in the three months ended March 31, 2024 required cash of $122.2 million compared to cash of $39.1 million in the three months ended March 31, 2023, an increase of $83.1 million. The first three months of 2024 included payments of $86.4 million for the repurchase of common shares, which was an increase of $72.7 million compared to repurchases of $13.7 million in the 2023 period. Amounts related to share-based compensation required $9.6 million more in cash during 2024 than in 2023. Dividend payments increased $0.7 million in 2024 compared to amounts paid in the first three months of 2023. Net repayments of debt required $3.9 million in 2024 compared to $3.8 million in 2023.

Dividends

During the three months ended March 31, 2024, the Company paid cash dividend payments of $0.42 per common share, for a total of $8.8 million, compared to the period ended March 31, 2023, in which dividends of $0.37 per common share were paid for total cash dividend payments of $8.1 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On May 9, 2024, the Board of Directors declared a quarterly cash dividend of $0.44 per common share, or $1.76 per share on an annualized basis. The dividend is payable on June 3, 2024, to shareholders of record as of May 20, 2024.

Share Repurchase Program

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred. During the three months ended March 31, 2024, a total of 216,036 shares were repurchased for $86.9 million, including excise tax under the 2023 program. As of March 31, 2024, we had approximately $1.3 billion remaining under the 2023 authorization.

Debt

Our long-term debt at March 31, 2024 and December 31, 2023 was as set forth below:

(Millions of dollars)	March 31, 2024	December 31, 2023
5.625% senior notes due 2027 (net of unamortized discount of $1.2 at March 31, 2024 and $1.3 at December 31, 2023)	$298.8	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.4 at March 31, 2024 and $3.6 at December 31, 2023)	496.6	496.4
3.75% senior notes due 2031 (net of unamortized discount of $4.3 at March 31, 2024 and $4.4 at December 31, 2023)	495.7	495.6
Term loan due 2028 (effective interest rate of 7.21% at March 31, 2024 and 7.23% at December 31, 2023 and net of unamortized discount of $0.5 at March 31, 2024 and $0.6 at December 31, 2023)	388.5	389.4
Capitalized lease obligations, autos and equipment, due through 2026	3.7	3.1
Capitalized lease obligations, buildings, due through 2059	121.8	123.6
Less unamortized debt issuance costs	(6.7)	(7.1)
Total notes payable, net	1,798.4	1,799.7
Less current maturities	15.3	15.0
Total long-term debt, net of current	$1,783.1	$1,784.7

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

On January 29, 2021, MOUSA, issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2027 Senior Notes and the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2027 and 2029 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $389 million at March 31, 2024 and $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2024, we had no outstanding borrowings under the Revolving Facility and had $6.2 million in outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At March 31, 2024, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $113.6 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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
Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 6 "Long Term Debt" in the accompanying consolidated financial statements.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three months ended March 31, 2024, and accounted for the vast majority of our total assets as of March 31, 2024. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.
Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company stores.  Our Marketing capital is also deployed to improve our existing stores, which we refer to as maintenance capital.  We use maintenance capital in this business as needed to ensure reliability and continued performance of our stores.  We also invest in our Corporate and other assets segment which is primarily technology related.

The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Marketing:
Company stores	$61.6	$52.2
Terminals	0.9	1.2
Maintenance capital	8.7	8.5
Corporate and other assets	11.0	11.5
Total	$82.2	$73.4

We currently expect capital expenditures for the full year 2024 to range from approximately $400 million to $450 million, including $275 million to $315 million for retail growth, approximately $75 million to $80 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for more information.
Critical Accounting Policies
There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2023.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to successfully expand our food and beverage offerings; our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as Russia's invasion of Ukraine and the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future tobacco or e-cigarette legislation and any other efforts that make purchasing tobacco products more costly or difficult could hurt our revenues and impact gross margins; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent annual Report on Form 10-K and quarterly report on Form 10-Q, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2024 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $389 million and to our Revolving Facility which currently is undrawn. Both of these loans are tied to the Adjusted Term SOFR Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at March 31, 2024.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2023 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2024.

Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2024, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  We have not identified any additional risk factors not previously disclosed in the Form 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2024 to January 31, 2024	30,473	$353.41	30,473	$1,369,739,218
February 1, 2024 to February 29, 2024	34,619	379.62	34,619	1,356,597,234
March 1, 2024 to March 31, 2024	150,944	413.97	150,944	1,294,111,467
Three Months Ended March 31, 2024	216,036	$399.92	216,036	$1,294,111,467

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

MURPHY USA INC.
(Registrant)

By	/s/ Donald R. Smith Jr
Donald R. Smith Jr., Vice President,
Chief Accounting Officer and Treasurer

May 9, 2024

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