Form 10-Q
period 2024-09-30
Murphy USA Inc.
filed 2024-10-31
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2024 was 20,249,099.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52.5	$117.8
Marketable securities, current	1.5	7.1
Accounts receivable—trade, less allowance for doubtful accounts of $0.6 and $1.3 at 2024 and 2023, respectively	262.6	336.7
Inventories, at lower of cost or market	341.2	341.2
Prepaid expenses and other current assets	31.3	23.7
Total current assets	689.1	826.5
Marketable securities, non-current	—	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,868.7 and $1,739.2 at 2024 and 2023, respectively	2,739.9	2,571.8
Operating lease right of use assets, net	484.8	452.1
Intangible assets, net of amortization	139.6	139.8
Goodwill	328.0	328.0
Other assets	21.0	17.5
Total assets	$4,402.4	$4,340.1

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.7	$15.0
Trade accounts payable and accrued liabilities	780.3	834.7
Income taxes payable	62.8	23.1
Total current liabilities	858.8	872.8

Long-term debt, including capitalized lease obligations	1,820.0	1,784.7
Deferred income taxes	325.5	329.5
Asset retirement obligations	47.4	46.1
Non-current operating lease liabilities	487.7	450.3
Deferred credits and other liabilities	32.9	27.8
Total liabilities	3,572.3	3,511.2
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2024 and 2023, respectively)	0.5	0.5
Treasury stock (26,518,065 and 25,929,836 shares held at 2024 and 2023, respectively)	(3,265.9)	(2,957.8)
Additional paid in capital (APIC)	484.7	508.1
Retained earnings	3,610.8	3,278.1
Total stockholders' equity	830.1	828.9
Total liabilities and stockholders' equity	$4,402.4	$4,340.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2024	2023	2024	2023
Operating Revenues
Petroleum product sales[1]	$4,121.4	$4,658.8	$12,273.6	$13,103.6
Merchandise sales	1,082.4	1,055.6	3,163.5	3,070.8
Other operating revenues	34.7	83.5	96.8	286.1
Total operating revenues	5,238.5	5,797.9	15,533.9	16,460.5

Operating Expenses
Petroleum product cost of goods sold[1]	3,751.2	4,322.5	11,287.5	12,273.1
Merchandise cost of goods sold	865.6	843.8	2,538.6	2,465.1
Store and other operating expenses	276.1	265.6	798.1	760.6
Depreciation and amortization	62.8	57.5	180.8	171.7
Selling, general and administrative	60.0	60.0	181.2	178.4
Accretion of asset retirement obligations	0.8	0.7	2.4	2.2
Total operating expenses	5,016.5	5,550.1	14,988.6	15,851.1

Gain (loss) on sale of assets	(0.4)	(0.5)	(1.4)	(0.6)
Income (loss) from operations	221.6	247.3	543.9	608.8

Other income (expense)
Investment income	1.0	2.1	3.1	4.7
Interest expense	(24.4)	(24.6)	(74.2)	(74.5)
Other nonoperating income (expense)	0.5	(1.4)	1.0	(0.9)
Total other income (expense)	(22.9)	(23.9)	(70.1)	(70.7)

Income before income taxes	198.7	223.4	473.8	538.1
Income tax expense (benefit)	49.5	55.7	113.8	131.3
Net Income	$149.2	$167.7	$360.0	$406.8

Basic and Diluted Earnings Per Common Share:
Basic	$7.30	$7.83	$17.43	$18.80
Diluted	$7.20	$7.69	$17.17	$18.47
Weighted-Average Common Shares Outstanding (in thousands):
Basic	20,440	21,401	20,659	21,635
Diluted	20,735	21,790	20,969	22,020
Supplemental information:
[1] Includes excise taxes of:	$601.1	$582.1	$1,757.4	$1,721.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$149.2	$167.7	$360.0	$406.8

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	—	0.1	—	0.6
	—	0.1	—	0.6
Deferred income tax (benefit) expense	—	—	—	0.1
Other comprehensive income (loss)	—	0.1	—	0.5
Comprehensive income	$149.2	$167.8	$360.0	$407.3

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$360.0	$406.8
Adjustments to reconcile net income (loss) to net cash provided by (required by) operating activities
Depreciation and amortization	180.8	171.7
Deferred and noncurrent income tax charges (benefits)	(4.0)	0.1
Accretion of asset retirement obligations	2.4	2.2
Amortization of discount on marketable securities	(0.1)	—
(Gains) losses from sale of assets	1.4	0.6
Net (increase) decrease in noncash operating working capital	32.0	(97.2)
Other operating activities - net	26.4	26.7
Net cash provided (required) by operating activities	598.9	510.9
Investing Activities
Property additions	(331.1)	(224.6)
Proceeds from sale of assets	1.9	2.3
Investment in marketable securities	—	(11.3)
Redemptions of marketable securities	10.0	18.0
Other investing activities - net	(1.7)	(1.4)
Net cash provided (required) by investing activities	(320.9)	(217.0)
Financing Activities
Purchase of treasury stock	(317.7)	(172.7)
Dividends paid	(27.1)	(24.7)
Borrowings of debt	345.0	8.0
Repayments of debt	(315.7)	(19.6)
Amounts related to share-based compensation	(27.8)	(20.6)
Net cash provided (required) by financing activities	(343.3)	(229.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(65.3)	64.3
Cash, cash equivalents, and restricted cash at beginning of period	117.8	60.5
Cash, cash equivalents, and restricted cash at end of period	$52.5	$124.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	106.3	—	106.3
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.37 per share)	—	—	—	—	(8.1)	—	(8.1)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(13.7)	—	—	—	(13.7)
Issuance of treasury stock	—	—	8.7	(8.7)	—	—	—
Amounts related to share-based compensation	—	—	—	(13.5)	—	—	(13.5)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of March 31, 2023	46,767,164	0.5	(2,638.3)	501.7	2,853.2	(0.3)	716.8
Net income	—	—	—	—	132.8	—	132.8
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.2	0.2
Cash dividends declared ($0.38 per share)	—	—	—	—	(8.2)	—	(8.2)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(95.1)	—	—	—	(95.1)
Issuance of treasury stock	—	—	0.3	(0.4)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(0.8)	—	—	(0.8)
Share-based compensation expense	—	—	—	5.2	—	—	5.2
Balance as of June 30, 2023	46,767,164	0.5	(2,733.1)	505.8	2,977.7	(0.1)	750.8
Net income	—	—	—	—	167.7	—	167.7
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.1	0.1
Cash dividends declared ($0.39 per share)	—	—	—	—	(8.4)	—	(8.4)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(65.3)	—	—	—	(65.3)
Issuance of treasury stock	—	—	2.5	(2.7)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(6.3)	—	—	(6.3)
Share-based compensation expense	—	—	—	5.7	—	—	5.7
Balance as of September 30, 2023	46,767,164	$0.5	$(2,795.9)	$502.7	$3,136.8	$—	$844.1

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2023	46,767,164	$0.5	$(2,957.8)	$508.1	$3,278.1	$—	$828.9
Net income	—	—	—	—	66.0	—	66.0
Cash dividends declared ($0.42 per share)	—	—	—	—	(8.8)	—	(8.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(86.9)	—	—	—	(86.9)
Issuance of treasury stock	—	—	11.0	(11.1)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(23.1)	—	—	(23.1)
Share-based compensation expense	—	—	—	5.6	—	—	5.6
Balance as of March 31, 2024	46,767,164	0.5	(3,033.7)	479.6	3,335.2	—	781.6
Net income	—	—	—	—	144.8	—	144.8
Cash dividends declared ($0.44 per share)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	(107.1)	—	—	—	(107.1)
Issuance of treasury stock	—	—	1.4	(1.3)	—	—	0.1
Amounts related to share-based compensation	—	—	—	(4.1)	—	—	(4.1)
Share-based compensation expense	—	—	—	5.1	—	—	5.1
Balance as of June 30, 2024	46,767,164	0.5	(3,139.4)	479.3	3,470.9	—	811.3
Net income	—	—	—	—	149.2	—	149.2
Cash dividends declared ($0.45 per share)	—	—	—	—	(9.2)	—	(9.2)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(126.4)	—	—	—	(126.4)
Issuance of treasury stock	—	—	(0.1)	(0.1)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(0.6)	—	—	(0.6)
Share-based compensation expense	—	—	—	6.0	—	—	6.0
Balance as of September 30, 2024	46,767,164	$0.5	$(3,265.9)	$484.7	$3,610.8	$—	$830.1

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us" or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At September 30, 2024, the Company had a total of 1,740 Company stores of which 1,586 were branded as Murphy and 154 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended September 30, 2024, the QuickChek results covered the period June 29, 2024 to September 27, 2024, and the 2024 year-to-date period began December 30, 2023. For the three month period ended September 30, 2023, the QuickChek results covered the period July 1, 2023 to September 29, 2023, and the 2023 year-to-date period began December 31, 2022. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

The following tables disaggregate our revenues by major source for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,758.1	$—	$3,758.1	$4,134.8	$—	$4,134.8
Petroleum product sales (at wholesale) [1]	363.3	—	363.3	524.0	—	524.0
Total petroleum product sales	4,121.4	—	4,121.4	4,658.8	—	4,658.8
Merchandise sales	1,082.4	—	1,082.4	1,055.6	—	1,055.6
Other operating revenues:
RINs	32.7	—	32.7	81.7	—	81.7
Other revenues [2]	1.9	0.1	2.0	1.7	0.1	1.8
Total revenues	$5,238.4	$0.1	$5,238.5	$5,797.8	$0.1	$5,797.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$11,115.8	$—	$11,115.8	$11,693.7	$—	$11,693.7
Petroleum product sales (at wholesale) [1]	1,157.8	—	1,157.8	1,409.9	—	1,409.9
Total petroleum product sales	12,273.6	—	12,273.6	13,103.6	—	13,103.6
Merchandise sales	3,163.5	—	3,163.5	3,070.8	—	3,070.8
Other operating revenues:
RINs	91.0	—	91.0	281.2	—	281.2
Other revenues [2]	5.6	0.2	5.8	4.7	0.2	4.9
Total revenues	$15,533.7	$0.2	$15,533.9	$16,460.3	$0.2	$16,460.5

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at September 30, 2024 and December 31, 2023 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2024 and December 31, 2023, we had $116.6 million and $178.2 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2024	December 31, 2023
Petroleum products - FIFO basis	$315.8	$331.2
Store merchandise for resale - FIFO basis	216.4	209.1
Less LIFO reserve	(204.8)	(212.1)
Total petroleum products and store merchandise inventory	327.4	328.2
Materials and supplies	13.8	13.0
Total inventories	$341.2	$341.2

At September 30, 2024 and December 31, 2023, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $201.7 million and $209.7 million, respectively and store merchandise for resale by $3.1 million and $2.4 million, respectively.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

classification of its marketable securities based on its investment strategy at the time of purchase. All marketable securities in the periods presented have been classified as available-for-sale.

The amortized cost and carrying value (fair value) of marketable securities and the balance sheet location at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Corporate bonds	$1.5	—	—	$1.5
Total marketable securities	$1.5	$—	$—	$1.5

	December 31, 2023
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities current
U.S. Government bonds	$3.0	$—	$—	$3.0
U.S. Corporate bonds	3.9	—	—	3.9
Investment income receivable	0.2	—	—	0.2
	7.1	—	—	7.1
Marketable securities non-current
U.S. Corporate bonds	2.9	—	—	2.9
Non U.S. Corporate bonds	1.5	—	—	1.5
	4.4	—	—	4.4
Total marketable securities	$11.5	$—	$—	$11.5

The amortized cost basis and fair value of the Company's available-for-sale marketable securities, excluding Investment income receivable, at September 30, 2024, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$1.5	$1.5

There was no impairment on any available-for-sale marketable securities as of September 30, 2024 or December 31, 2023.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	September 30, 2024	December 31, 2023
Goodwill	$328.0	$328.0

We amortize intangible assets subject to amortization on a straight-line basis based on the period for which the economic benefits of the asset or liability are expected to be realized. The intangible assets subject to

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

amortization includes pipeline space, which is being amortized over a 40-year life, and the intangible lease liability acquired from QuickChek that is being amortized over the remaining life of the underlying leases.
Intangible assets subject to amortization at September 30, 2024 and December 31, 2023 consisted of the following:

	Remaining Useful Life (in years)	September 30, 2024		December 31, 2023
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	30.9	$39.6	$30.9	$39.6	$31.7
Intangible lease liability	9.7	(9.1)	(6.7)	(9.1)	(7.3)
Total intangible assets subject to amortization		30.5	24.2	30.5	24.4
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.6	$145.9	$139.8

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2024	December 31, 2023
5.625% senior notes due 2027 (net of unamortized discount of $1.0 at September 30, 2024 and $1.3 at December 31, 2023)	$299.0	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.1 at September 30, 2024 and $3.6 at December 31, 2023)	496.9	496.4
3.75% senior notes due 2031 (net of unamortized discount of $4.0 at September 30, 2024 and $4.4 at December 31, 2023)	496.0	495.6
Term loan due 2028 (effective interest rate of 7.09% at September 30, 2024 and 7.23% at December 31, 2023) net of unamortized discount of $0.5 at September 30, 2024 and $0.6 at December 31, 2023	386.5	389.4
Revolving credit facility, due 2026 (weighted average interest rate of 8.75% at September 30, 2024)	41.0	—
Capitalized lease obligations, autos and equipment, due through 2026	3.4	3.1
Capitalized lease obligations, buildings, due through 2059	118.6	123.6
Unamortized debt issuance costs	(5.7)	(7.1)
Total long-term debt	1,835.7	1,799.7
Less current maturities	15.7	15.0
Total long-term debt, net of current	$1,820.0	$1,784.7

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $387 million at September 30, 2024 and $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2024, we had $41.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2024, our total leverage ratio was 1.79 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $117.6 million or 4.50% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2024 and December 31, 2023 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2024	December 31, 2023
Balance at beginning of period	$46.1	$43.3
Accretion expense	2.4	3.0
Settlements of liabilities	(2.9)	(3.1)
Liabilities incurred	1.8	2.9
Balance at end of period	$47.4	$46.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine months ended September 30, 2024 and 2023, the Company’s approximate effective tax rates were as follows:

	2024	2023
Three Months Ended September 30,	24.9%	24.9%
Nine Months Ended September 30,	24.0%	24.4%

In the nine months ended September 30, 2024, the Company recognized approximately $4.7 million of excess tax benefits related to stock compensation for employees and $0.3 million in other discrete tax benefits. For the nine months ended September 30, 2023, the Company recognized approximately $2.5 million of excess tax benefits related to stock compensation for employees and $0.5 million in other discrete tax benefits.

As of September 30, 2024, the earliest year remaining open for Federal audits and/or settlement is 2020 and for state audits and/or settlement is 2019.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

On May 4, 2023, the 2023 Omnibus Incentive Compensation Plan (the "MUSA 2023 Plan") was approved by the Company's shareholders and became effective for all future grants for both employees and directors. The MUSA 2023 Plan replaced the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1.725 million shares (subject to certain adjustments).

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

Changes in options outstanding for Company employees during the period from December 31, 2023 to September 30, 2024 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2023	291,050	$139.07
Granted	33,010	$393.03
Exercised	(46,210)	$87.28
Forfeited	(2,350)	$219.10
Outstanding at September 30, 2024	275,500	$177.51	3.7	$86.9

Exercisable at September 30, 2024	179,965	$120.04	2.8	$67.1

RESTRICTED STOCK UNITS – The Committee has granted time-based RSUs as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2023 Plan, are valued at the grant date fair value, and vest over three years. The Committee has also granted time based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors, which vest at the end of one year. For annual equity grants to non-employee directors, the directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the RSU table below, will vest in one year, and will thereafter become deferred stock units.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in RSUs outstanding during the period from December 31, 2023 to September 30, 2024 are presented in the following table:

RSUs	Number of units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	120,800	$188.37
Granted	34,394	$405.36
Vested and issued	(49,936)	$138.18	$20.4
Forfeited	(6,587)	$246.09
Outstanding at September 30, 2024	98,671	$285.18	$48.6

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the nine-month period ended September 30, 2024, we granted 565 DSUs and recorded director expense of $0.3 million related to the grants. At September 30, 2024, there were 1,568 Director DSUs vested and outstanding with an average grant date fair value of $379.46 per unit under the MUSA 2023 Plan.

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

Changes in PSUs outstanding for Company employees during the period from December 31, 2023 to September 30, 2024 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	95,582	$212.38
Granted	60,578	$482.74
Vested and issued	(76,672)	$148.38	$30.0
Forfeited	(2,170)	$261.35
Outstanding at September 30, 2024	77,318	$320.05	$38.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Board of Directors.  Awards prior to 2023 vest at the end of three years and those granted in 2023 vested at the end of one year.

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2023 to September 30, 2024 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	23,654	$180.97
Granted	27	$456.60
Vested and issued	(14,255)	$170.82	$5.6
Outstanding at September 30, 2024	9,426	$196.38	$4.6

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. At September 30, 2024 there were 425 Director DSUs outstanding with an average grant date fair value of $258.35 per unit under the 2013 Plan.

Share-based compensation for the nine months ended September 30, 2024 and 2023, was $16.7 million and $15.8 million, respectively. There were $0.9 million in income tax benefits realized for the tax deductions from options exercised for the nine months ended September 30, 2024 and there were $0.4 million for the nine months ended September 30, 2023.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of September 30, 2024, all current commodity derivative activity is immaterial.

There were $0.4 million cash deposits at September 30, 2024 and $1.0 million at December 31, 2023 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2024 or December 31, 2023.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion that expires December 31, 2028, and excludes excise tax. As of September 30, 2024, approximately $1.1 billion remained under the 2023 authorization. For the nine months ended September 30, 2024, the Company repurchased 698,855 shares of common stock for an average price of $458.46 per share including brokerage fees and excise tax. For the nine months ended September 30, 2023, 584,086 shares were repurchased for an average price of $298.12 per share and were under the 2021 repurchase authorization.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2024	2023	2024	2023
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$149.2	$167.7	$360.0	$406.8

Weighted average common shares outstanding (in thousands)	20,440	21,401	20,659	21,635

Earnings per common share	$7.30	$7.83	$17.43	$18.80

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$149.2	$167.7	$360.0	$406.8

Weighted average common shares outstanding (in thousands)	20,440	21,401	20,659	21,635
Common equivalent shares:
Dilutive share-based awards	295	389	310	385
Weighted average common shares outstanding - assuming dilution (in thousands)	20,735	21,790	20,969	22,020

Earnings per common share assuming dilution	$7.20	$7.69	$17.17	$18.47

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2024	2023	2024	2023
Stock Options	33,010	38,100	27,559	38,100
RSUs	10	—	3	—
PSUs	551	—	419	12,800
Total anti-dilutive shares	33,571	38,100	27,981	50,900

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes tax payments, net of refunds, were $77.9 million and $94.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Interest paid, net of amounts capitalized, was $77.6 million and $75.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Accounts receivable	$71.4	$(63.8)
Inventories	0.1	(16.3)
Prepaid expenses and other current assets	(3.9)	21.0
Accounts payable and accrued liabilities	(75.3)	(49.7)
Income taxes payable	39.7	11.6
Net (increase) decrease in noncash operating working capital	$32.0	$(97.2)

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended September 30, 2024. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended September 30, 2024, for more information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Corporate bonds	$—	$1.5	$—	$1.5
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.4	0.4
Other assets
Deferred compensation plan assets	15.5	—	—	15.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.6)	—	—	(26.6)
	$(11.1)	$1.5	$0.4	$(9.2)

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$3.0	$—	$3.0
U.S. Corporate bonds	—	4.1	—	4.1
Prepaid expenses and other current assets:
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	2.9	—	2.9
Non U.S. Corporate bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	12.5	—	—	12.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(20.2)	—	—	(20.2)
	$(7.7)	$11.5	$0.6	$4.4

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2024 and December 31, 2023.

	At September 30, 2024		At December 31, 2023
	Carrying		Carrying
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,713.7)	$(1,716.4)	$(1,673.0)	$(1,662.9)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at September 30, 2024, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2024. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a self-insured retention of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2024, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $50.3 million will be sufficient to cover the related liability for all insurance claims and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2024, the Company had contingent liabilities of $8.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Lessee — We lease land for 446 stores and store sites, one terminal, a hangar and various equipment. Our lease agreements do not contain any material residual value guarantees. Included in our leased land are 102 properties leased from Walmart which contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	September 30, 2024	December 31, 2023
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$484.8	$452.1
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $53.0 at September 30, 2024 and $42.6 at December 31, 2023	106.8	113.8
Total leased assets		$591.6	$565.9

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$22.2	$22.1
Finance	Current maturities of long-term debt	11.7	11.0
Noncurrent
Operating	Non-current operating lease liabilities	487.7	450.3
Finance	Long-term debt, including capitalized lease obligations	110.3	115.7
Total lease liabilities		$631.9	$599.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	Classification	2024	2023	2024	2023
Operating lease cost	Store and other operating expenses	$15.2	$14.2	$43.8	$40.8
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.6	3.8	10.9	11.4
Interest on lease liabilities	Interest expense	2.1	2.1	6.3	6.7
Net lease costs		$20.9	$20.1	$61.0	$58.9

Cash Flow Information:	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Cash paid for amounts included in the measurement of liabilities
Operating cash flows from operating leases	$36.8	$37.6
Operating cash flows from finance leases	$6.3	$6.7
Financing cash flows from finance leases	$8.7	$8.6

Maturity of Lease Liabilities at September 30, 2024:
(Millions of dollars)	Operating leases	Finance leases
2024	$13.8	$5.0
2025	58.1	19.1
2026	57.7	18.0
2027	56.9	16.8
2028	56.4	16.0
After 2028	636.6	107.1
Total lease payments	879.5	182.0
Less: interest	369.6	60.0
Present value of lease liabilities	$509.9	$122.0

Lease Term and Discount Rate:	Nine Months Ended September 30,
2024
Weighted average remaining lease term (years)
Finance leases	11.6
Operating leases	15.1
Weighted average discount rate
Finance leases	6.8%
Operating leases	6.9%

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

		Three Months Ended
		September 30, 2024		September 30, 2023
(Millions of dollars)	Total Assets at September 30, 2024	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Marketing	$4,211.4	$5,238.4	$168.0	$5,797.8	$187.2
Corporate and other assets	191.0	0.1	(18.8)	0.1	(19.5)
Total	$4,402.4	$5,238.5	$149.2	$5,797.9	$167.7

	Nine Months Ended
	September 30, 2024		September 30, 2023
	External Revenues	Income (Loss)	External Revenues	Income (Loss)
(Millions of dollars)
Marketing	$15,533.7	$417.3	$16,460.3	$464.8
Corporate and other assets	0.2	(57.3)	0.2	(58.0)
Total	$15,533.9	$360.0	$16,460.5	$406.8

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2024 and 2023.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2024 and 2023. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the brand name of QuickChek® and comprises our Northeast region. At September 30, 2024, we had a total of 1,740 Company stores in 27 states, of which 1,586 were Murphy branded and 154 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments.  The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries use a weekly retail calendar where each quarter typically has 13 weeks. For Q3 2024, the QuickChek results cover the period June 29, 2024 to September 27, 2024, and the 2024 year-to-date period began December 30, 2023. For Q3 2023, the QuickChek results cover the period July 1, 2023 to September 29, 2023, and the 2023 year-to-date period began December 31, 2022. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily, and are volatile. While we generally expect our volume and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply, overall demand and prices of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around nicotine products and e-cigarettes as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q3 2024, crude oil prices were more volatile than Q2 2024 with prices ranging from $67 per barrel to $85 per barrel with an average price of $76 per barrel in Q3 2024, compared to a average price of $82 per barrel in Q3 2023. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results which include Renewable Identification Numbers ("RINs")) was 32.6 cents per gallon ("cpg") in Q3 2024, compared to 34.5 cpg in Q3 2023. Retail fuel margin dollars increased 13.5% in the current quarter and retail fuel volumes increased 2.0% when compared to Q3 2023.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain amount of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the revenue received for RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $0.60 per RIN in Q3 2024 compared to $1.41 per RIN in Q3 2023. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of September 30, 2024, we had $1.3 billion of Senior Notes and a $387 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. We had additional available capacity under the committed $350 million cash flow revolving credit facility, which had $41.0 million of outstanding borrowings as of September 30, 2024. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2024 to range from approximately $500 million to $525 million depending on how many new stores are completed.  We intend to fund the remainder of our capital program in 2024 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facilities.

We believe that our business will continue to grow in the future as we maintain a pipeline of desirable future store locations for development. The pace of this growth is continually monitored by our management, and these plans can be altered based on operating cash flows generated and the availability of debt facilities. In addition, the Company looks to expand additional capabilities such as food and beverage within our network.

We currently estimate our ongoing effective tax rate to be between 24% and 26% for the remainder of the year.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2024, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2024.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2023 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024.

Results of Operations

Consolidated Results

For the three months ended September 30, 2024, the Company reported net income of $149.2 million, or $7.20 per diluted share, on revenue of $5.2 billion.  Net income was $167.7 million for the same period in 2023, or $7.69 per diluted share, on $5.8 billion of revenue.  The decrease in net income was primarily due to lower total fuel contribution with increases in store operating expenses and depreciation and amortization expense, which were partially offset by higher retail fuel sales volumes, higher overall merchandise contributions and lower income tax expense.

For the nine months ended September 30, 2024, the Company reported net income of $360.0 million, or $17.17 per diluted share, on revenue of $15.5 billion.  Net income for the same period in 2023 was $406.8 million, or $18.47 per diluted share, on $16.5 billion of revenue.  The decrease in net income is primarily due to lower total fuel contribution combined with increases in store operating expenses, depreciation and amortization expenses, and general and administrative expenses, which were partially offset by higher overall merchandise contributions, higher fuel sales volumes and lower income tax expense.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Revenues for Q3 2024 decreased $0.6 billion, or 9.6%, compared to the same quarter in 2023.  The decrease in revenues was due to 10.9% lower retail fuel sales prices and lower PS&W revenues, which were partially offset by an increase of 2.0% in fuel sales volumes and a 2.5% increase in merchandise sales revenue.

Cost of sales in Q3 2024 decreased $0.5 billion, or 10.6%, when compared to Q3 2023.  In the current-year quarter, the decrease was primarily due to lower fuel cost and was partially offset by higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $10.5 million, or 4.0%, in Q3 2024 from Q3 2023, primarily due to higher employee related expenses and maintenance costs at existing stores combined with increases from net new store operating expenses, partially offset by a reduction in payment fees.

Selling, general and administrative ("SG&A") expenses for Q3 2024 were relatively flat when compared to Q3 2023. Increases in the current-year quarter in wages, employee related costs and professional and technology services for business improvement initiatives were offset by a reduction in incentive costs in the current quarter.

Depreciation and amortization expense increased $5.3 million in Q3, or 9.2%, when compared to the same period of 2023, primarily due to the increased number of Murphy branded stores with larger formats and raze-and-rebuild activity in the quarter.

The effective income tax rate was approximately 24.9% for both Q3 2024 and Q3 2023.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Year-to-date revenues decreased $0.9 billion, or 5.6%, compared to the same period in 2023.  The decrease in revenues was due to 5.8% lower retail fuel sales prices and lower PS&W revenues, which was partially offset by a 3.0% increase in merchandise sales revenue and a 0.8% increase in retail fuel sales volumes.

Year-to-date cost of sales decreased $0.9 billion, or 6.2%, compared to the same period in 2023.  In the current-year period, the lower costs were primarily due to lower fuel cost, partially offset by higher fuel volumes sold and higher merchandise costs.

Year-to-date store and other operating expenses increased $37.5 million, or 4.9%, compared to the same period in 2023, primarily due to higher employee related expenses and maintenance costs at existing stores combined with increases in net new store operating expenses, partially offset by slightly lower payment fees.

SG&A expenses for the first nine months of 2024 increased $2.8 million, or 1.6%, compared to the first nine months of 2023. The increase in SG&A costs is primarily due to higher wages, employee related costs, and professional and technology services for business improvement initiatives, which were partially offset by a reduction in incentive cost, versus the same period of 2023.

Depreciation and amortization expense increased $9.1 million, or 5.3%, year-to-date from the same period of 2023 primarily due to the increased number of Murphy branded stores with larger formats and raze-and-rebuild activity during the period.

The effective income tax rate was approximately 24.0% for the nine months ended September 30, 2024 versus approximately 24.4% for the same period of 2023.

Segment Results

A summary of the Company’s net income by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Marketing	$168.0	$187.2	$417.3	$464.8
Corporate and other assets	(18.8)	(19.5)	(57.3)	(58.0)
Net Income	$149.2	$167.7	$360.0	$406.8

Marketing

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Marketing segment net income for the three months ended September 30, 2024 was lower compared to the same period in 2023 primarily due to:
•Lower total fuel contribution
•Higher store and other operating expenses
•Higher depreciation and amortization expenses

The items below partially offset the decrease in net income in the current period:
•Higher fuel sales volumes
•Higher merchandise contribution
•Lower income tax expense

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Marketing segment net income for the nine months ended September 30, 2024 was lower compared to the same nine-month period in 2023 primarily due to:
•Lower total fuel contribution
•Higher store and other operating expenses
•Higher depreciation and amortization expenses
•Higher SG&A expenses

The items below partially offset the decrease in net income in the nine-month period:
•Higher merchandise contribution
•Higher fuel sales volumes
•Lower income tax expense

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2024	2023	2024	2023

Operating Revenues
Petroleum product sales	$4,121.4	$4,658.8	$12,273.6	$13,103.6
Merchandise sales	1,082.4	1,055.6	3,163.5	3,070.8
Other operating revenues	34.6	83.4	96.6	285.9
Total operating revenues	5,238.4	5,797.8	15,533.7	16,460.3

Operating expenses
Petroleum products cost of goods sold	3,751.2	4,322.5	11,287.5	12,273.1
Merchandise cost of goods sold	865.6	843.8	2,538.6	2,465.1
Store and other operating expenses	276.1	265.5	798.0	760.5
Depreciation and amortization	58.5	53.3	169.1	158.9
Selling, general and administrative	60.0	60.0	181.2	178.4
Accretion of asset retirement obligations	0.8	0.7	2.4	2.2
Total operating expenses	5,012.2	5,545.8	14,976.8	15,838.2

Gain (loss) on sale of assets	(0.3)	(0.4)	(1.4)	(0.5)
Income (loss) from operations	225.9	251.6	555.5	621.6

Other income (expense)
Interest expense	(2.0)	(2.2)	(6.2)	(6.7)
Other nonoperating income (expense)	—	0.1	—	0.1
Total other income (expense)	(2.0)	(2.1)	(6.2)	(6.6)

Income (loss) before income taxes	223.9	249.5	549.3	615.0
Income tax expense (benefit)	55.9	62.3	132.0	150.2
Net income (loss) from operations	$168.0	$187.2	$417.3	$464.8

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2024	2023	2024	2023
Total nicotine sales revenue same store sales[1,2]	$135.8	$132.1	$132.3	$126.6
Total non-nicotine sales revenue same store sales[1,2]	75.6	74.7	73.8	73.5
Total merchandise sales revenue same store sales[1,2]	$211.4	$206.8	$206.1	$200.1
[1]2023 amounts not revised for 2024 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,740	1,724	1,740	1,724
Total store months during the period	5,138	5,110	15,435	15,400

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

Fuel

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2024	2023	2024	2023
Total retail fuel contribution ($ Millions)	$395.7	$348.6	$1,010.9	$948.0
Total PS&W contribution ($ Millions)	(24.2)	(11.4)	(21.3)	(114.5)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	32.7	81.8	91.0	281.2
Total fuel contribution ($ Millions)	$404.2	$419.0	$1,080.6	$1,114.7
Retail fuel volume - chain (Million gal)	1,239.3	1,214.9	3,624.0	3,595.4
Retail fuel volume - per store (K gal APSM)[1]	248.4	245.8	241.9	241.8
Retail fuel volume - per store (K gal SSS)[2]	245.2	241.7	238.7	237.7
Total fuel contribution (cpg)	32.6	34.5	29.8	31.0
Retail fuel margin (cpg)	31.9	28.7	27.9	26.4
PS&W including RINs contribution (cpg)	0.7	5.8	1.9	4.6
1APSM metric includes all stores open through the date of calculation
[2]2023 amounts not revised for 2024 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Petroleum product sales	$4,121.4	$4,658.8	$12,273.6	$13,103.6
Less Petroleum product cost of goods sold	(3,751.2)	(4,322.5)	(11,287.5)	(12,273.1)
Plus RINs and other (included in Other Operating Revenues line)	34.0	82.7	94.5	284.2
Total fuel contribution	$404.2	$419.0	$1,080.6	$1,114.7

Merchandise

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2024	2023	2024	2023
Total merchandise contribution ($ Millions)	$216.8	$211.8	$624.9	$605.7
Total merchandise sales ($ Millions)	$1,082.4	$1,055.6	$3,163.5	$3,070.8
Total merchandise sales ($K SSS)[1,2]	$211.4	$206.8	$206.1	$200.1
Merchandise unit margin (%)	20.0%	20.1%	19.8%	19.7%
Nicotine contribution ($K SSS)[1,2]	$19.8	$19.0	$19.4	$18.2
Non-nicotine contribution ($K SSS)[1,2]	$22.9	$22.9	$21.8	$21.6
Total merchandise contribution ($K SSS)[1,2]	$42.7	$41.9	$41.2	$39.8
[1]2023 amounts not revised for 2024 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points

Same store sales information compared to APSM metrics

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2024		September 30, 2024
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	0.5%	1.1%	(0.6)%	—%

Merchandise sales	1.6%	2.0%	2.6%	2.8%
Nicotine sales	3.3%	3.1%	5.2%	4.6%
Non-nicotine sales	(1.4%)	0.1%	(1.7%)	(0.3%)

Merchandise margin	1.2%	1.8%	2.8%	2.9%
Nicotine margin	6.1%	4.8%	8.2%	6.5%
Non-nicotine margin	(2.7%)	(0.6%)	(1.5%)	0.1%
[1]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed MDR points
[2]Includes all MDR activity

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Net income in the Marketing segment for Q3 2024 decreased $19.2 million, to $168.0 million when compared to the Q3 2023 period. The decrease was primarily due to lower total fuel contribution combined with increases in store operating expenses and depreciation and amortization expenses, which were partially offset by higher fuel sales volumes, higher merchandise contributions and lower income tax expense.

Total fuel contribution for Q3 2024, was $404.2 million, a decrease of $14.8 million, or 3.5%, compared to Q3 2023. This decrease was due to lower contribution from PS&W margins, which were partially offset by higher retail fuel contribution and higher fuel volumes sold in the period when compared to Q3 of 2023. Retail fuel margins on a cpg basis increased 11.2% in Q3 2024 to 31.9 cpg, compared to 28.7 cpg in the prior year period. Total retail fuel volumes increased 2.0%, and fuel sales volumes on an SSS basis increased 0.5% in Q3 2024 when compared to Q3 2023. Total product supply and wholesale contribution dollars, including RINs, decreased $61.9 million in Q3 2024 when compared to Q3 2023, primarily due to negative impacts of timing and inventory pricing adjustments in a falling market.

Total merchandise sales were $26.8 million higher in Q3 2024 vs Q3 2023, coming in at $1.1 billion in both quarters. Total merchandise contribution in Q3 2024 improved 2.4% compared to Q3 2023 primarily due to higher retail prices, up 7.8%, and net increased number of larger format stores. Total SSS merchandise contribution dollars grew 1.2%, which included an increase of 6.1% in nicotine products, partially offset by a 2.7% decrease in non-nicotine products.

Store and other operating expenses increased $10.6 million in Q3 2024 compared to Q3 2023, primarily due to higher employee related expenses and maintenance costs at existing stores combined with net new store operating expenses, partially offset by a reduction in payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were 4.0% higher, primarily attributable to increased employee related expenses and maintenance costs.

SG&A expenses in Q3 2024 were relatively flat when compared to Q3 2023, due primarily to reductions in employee incentive cost offsetting the increases in wages, employee related costs and professional and technology services for business improvement initiatives in the quarter.

Depreciation and amortization expense increased $5.2 million, or 9.8%, in Q3 2024 compared to Q3 2023 due to the increased number of larger format Murphy branded stores and raze-and-rebuild activity in the quarter.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Net income in the Marketing segment for the nine months ended September 30, 2024 decreased $47.5 million compared to the nine months ended September 30, 2023. The decrease was primarily due to lower total fuel contributions, combined with increased store operating expenses, depreciation and amortization expenses, and SG&A expenses, which were partially offset by higher fuel sales volumes, higher overall merchandise contributions and lower income tax expense.

Total fuel contribution for the nine-month period ended September 30, 2024 was $1.1 billion, a decrease of $34.1 million, or 3.1%, compared to the first nine months of 2023. This decrease was primarily due to lower contribution from PS&W margins, and was partially offset by higher retail fuel contribution and fuel volumes sold in the period when compared to the first nine months of 2023. Retail fuel margins on a cpg basis increased 5.7%, to 27.9 cpg, for the nine-month period ended September 30, 2024, compared to 26.4 cpg in the same period of 2023. Total retail fuel sales volumes increased 0.8%, while volumes on an SSS basis decreased 0.6% in the nine-month period ended September 30, 2024 when compared to the same nine-month period of 2023. Total product supply and wholesale contribution dollars, including RINs, decreased $97.0 million compared to the first nine months of 2023, primarily due to negative impacts of timing of transactions and regional supply imbalances.

Total merchandise sales increased 3.0% to $3.2 billion in the nine months ended September 30, 2024 compared to $3.1 billion in the first nine months of 2023 due to higher retail prices across the chain in most categories and increased number of stores with larger formats. Year-to-date total merchandise contribution in 2024 increased 3.2% compared to the same period of 2023. Total SSS merchandise contribution dollars improved 2.8% with an increase of 8.2% in nicotine products and was partially offset by a 1.5% decrease in non-nicotine products.

Store and other operating expenses increased $37.5 million in the current year compared to the same nine-month period of 2023, primarily due to employee related expenses and maintenance expenses at existing stores combined with net new store operating expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 5.7%, primarily due to employee related expenses and maintenance costs.

SG&A expenses increased $2.8 million in 2024 compared to the same nine-month period of 2023 due primarily to higher employee salaries and benefits costs incurred and professional and technology services for business improvement initiatives, partially offset by a reduction in employee incentive cost.

Depreciation and amortization expense increased $10.2 million, or 6.4%, in the first nine months of 2024 due to new larger store formats for Murphy branded stores combined with raze-and-rebuild activities.

Corporate and Other Assets

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Loss from continuing operations for Corporate and other assets for Q3 2024 was $18.8 million, compared to a loss of $19.5 million in Q3 2023. The decrease in loss was primarily due to an increase in other nonoperating income which was partially offset by a reduction in investment income.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Loss from continuing operations for Corporate and other assets was $57.3 million for the nine months ended September 30, 2024, compared to a loss of $58.0 million in the same period of 2023. The year-to-date loss for 2024, compared to the same period of 2023, had a reduction in depreciation expense combined with an increase in other nonoperating income but was partially offset by a reduction in investment income and an increase in interest expense.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisition, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Net income	$149.2	$167.7	$360.0	$406.8

Income tax expense (benefit)	49.5	55.7	113.8	131.3
Interest expense, net of investment income	23.4	22.5	71.1	69.8
Depreciation and amortization	62.8	57.5	180.8	171.7
EBITDA	284.9	303.4	725.7	779.6

Accretion of asset retirement obligations	0.8	0.7	2.4	2.2
(Gain) loss on sale of assets	0.4	0.5	1.4	0.6
Other nonoperating (income) expense	(0.5)	1.4	(1.0)	0.9
Adjusted EBITDA	$285.6	$306.0	$728.5	$783.3

Capital Resources and Liquidity

Significant Sources of Capital

As of September 30, 2024, we had $52.5 million of cash and cash equivalents and total marketable securities of $1.5 million. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility (the "Revolving Facility”) of $350 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the Revolving Facility may be extended at our request and with the consent of the participating lenders. As of September 30, 2024, there was $41.0 million of outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility was undrawn at December 31, 2023.

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

Operating Activities

Net cash provided by operating activities was $598.9 million for the nine months ended September 30, 2024 compared to $510.9 million for the same period of 2023, an increase of $88.0 million, or 17.2%. The increase for the nine months ended September 30, 2024 is mainly due to an increase in the amount of cash provided from changes in noncash working capital of $129.2 million and increased depreciation of $9.1 million, partially offset by a decrease in net income of $46.8 million and lower deferred and noncurrent tax changes of $4.1 million when compared to the same period in 2023.

For the nine months ended September 30, 2024, operating cash provided by changes in non-cash operating working capital of $32.0 million was due to a decrease in accounts receivable of $71.4 million due to the timing of receipts, an increase of $39.7 million in income taxes payable due in part to phase-out of federal bonus depreciation resulting in higher current tax expense and the timing of estimated tax payments, a decrease in inventory of $0.1 million, and was partially offset by a decrease in accounts payable and accrued liabilities of $75.3 million which was related to the timing of payments and an increase in prepaid expenses of $3.9 million.

Investing Activities

For the nine months ended September 30, 2024, cash required by investing activities was $320.9 million compared to $217.0 million in 2023. The $103.9 million increase in cash required by investing activities in the current year period was primarily due to an increase of $106.5 million in capital expenditures due to the timing of projects partially offset by net cash received of $3.3 million from the amount of maturities of marketable securities.

Financing Activities

Financing activities in the nine months ended September 30, 2024 required cash of $343.3 million compared to cash of $229.6 million in the nine months ended September 30, 2023, an increase of $113.7 million. The first nine months of 2024 included payments of $317.7 million for the repurchase of common shares, which was an increase of $145.0 million compared to repurchases of $172.7 million in the 2023 period. Amounts related to share-based compensation required $7.2 million more in cash during 2024 than in 2023. Dividend payments increased $2.4 million in 2024 compared to amounts paid in the first nine months of 2023. Net borrowings of debt provided $29.3 million in 2024 compared to net repayments of debt requiring $11.6 million in 2023.

Dividends

During the nine months ended September 30, 2024, the Company paid cash dividend payments of $1.31 per common share, for a total of $27.1 million, compared to the period ended September 30, 2023, in which dividends of $1.14 per common share were paid for total cash dividend payments of $24.7 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On October 24, 2024, the Board of Directors declared a quarterly cash dividend of $0.48 per common share, or $1.92 per share on an annualized basis. The dividend is payable on December 2, 2024, to shareholders of record as of November 4, 2024.

Share Repurchase Program

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred. During the nine months ended September 30, 2024, a total of 698,855 shares were repurchased for $320.4 million, including excise tax under the 2023 program. As of September 30, 2024, we had approximately $1.1 billion remaining under the 2023 authorization.

Debt

Our long-term debt at September 30, 2024 and December 31, 2023 was as set forth below:

(Millions of dollars)	September 30, 2024	December 31, 2023
5.625% senior notes due 2027 (net of unamortized discount of $1.0 at September 30, 2024 and $1.3 at December 31, 2023)	$299.0	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.1 at September 30, 2024 and $3.6 at December 31, 2023)	496.9	496.4
3.75% senior notes due 2031 (net of unamortized discount of $4.0 at September 30, 2024 and $4.4 at December 31, 2023)	496.0	495.6
Term loan due 2028 (effective interest rate of 7.09% at September 30, 2024 and 7.23% at December 31, 2023) net of unamortized discount of $0.5 at September 30, 2024 and $0.6 at December 31, 2023	386.5	389.4
Revolving credit facility, due 2026 (weighted average interest rate of 8.75% at September 30, 2024)	41.0	—
Capitalized lease obligations, autos and equipment, due through 2026	3.4	3.1
Capitalized lease obligations, buildings, due through 2059	118.6	123.6
Less unamortized debt issuance costs	(5.7)	(7.1)
Total notes payable, net	1,835.7	1,799.7
Less current maturities	15.7	15.0
Total long-term debt, net of current	$1,820.0	$1,784.7

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $387 million at September 30, 2024 and $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of September 30, 2024, we had $41.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At September 30, 2024, our total leverage ratio was 1.79 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $117.6 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and nine months ended September 30, 2024, and accounted for the vast majority of our total assets as of September 30, 2024. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

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

The following table outlines our capital spending and investments by segment for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Marketing:
Company stores	$111.4	$53.8	$267.9	$160.5
Terminals	0.5	1.0	2.0	3.9
Maintenance capital	18.8	12.6	51.2	34.5
Corporate and other assets	16.2	10.4	31.0	37.3
Total	$146.9	$77.8	$352.1	$236.2

We currently expect capital expenditures for the full year 2024 to range from approximately $500 million to $525 million, including $400 million to $415 million for retail growth, approximately $65 million to $70 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for more information.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2023.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as Russia's invasion of Ukraine and the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future nicotine or e-cigarette legislation and any other efforts that make purchasing nicotine products more costly or difficult could hurt our revenues and impact gross margins; our ability to successfully expand our food and beverage offerings; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent annual Report on Form 10-K and quarterly report on Form 10-Q, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2024 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $387 million and to our revolving credit facility which had $41.0 million of outstanding borrowings at September 30, 2024. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at September 30, 2024.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2023 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2024.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2024, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
July 1, 2024 to July 31, 2024	325	$473.04	325	$1,187,839,676
August 1, 2024 to August 31, 2024	81,037	$514.03	81,037	$1,146,183,980
September 1, 2024 to September 30, 2024	163,039	$511.19	163,039	$1,062,840,040
Three Months Ended September 30, 2024	244,401	$512.08	244,401	$1,062,840,040

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
Donald R. Smith Jr., Vice President,
Chief Accounting Officer and Treasurer

October 31, 2024

EXHIBIT INDEX
Exhibit Number	Description
10.1*	Murphy USA Inc 2019 Annual Incentive Plan, as amended and restated, and effective as of August 14, 2024†
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith
† Management contract or compensatory plan or arrangement