Form 10-K
period 2024-12-31
Murphy USA Inc.
filed 2025-02-20
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis on incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2024), based on the closing price on that date of $469.46 was $9,623,300,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2025 was 20,016,228.

                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders will be incorporated by reference in Part III herein.

2

MURPHY USA INC.
TABLE OF CONTENTS – 2024 Form 10-K

Page

PART I

Part I

Item 1. BUSINESS

Murphy USA Inc. ("Murphy USA", the "Company", "we", "us", or "our") was incorporated in Delaware on March 1, 2013 and holds, through its subsidiaries, the former U.S. retail marketing business of its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets and liabilities of Murphy Oil that supported the activities of the U.S. retail marketing operations. In addition, on January 29, 2021, the Company acquired Quick Chek Corporation ("QuickChek" or "QC"), a privately held convenience store chain.
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a network of 1,757 (as of December 31, 2024) retail stores located in 27 states, of which, 1,601 were branded as Murphy stores and 156 were branded as QuickChek stores. The majority of our existing and new-to-industry ("NTI") retail gasoline stores operate under the brand names of Murphy USA and Murphy Express. Plans are under way to transition all existing Murphy Express branded stores to the Murphy USA brand name. These locations operate within close proximity to Walmart stores or within preferred markets across 25 states in the Southeast, Southwest, and Midwest areas of the United States. We also operate a combination of convenience stores and convenience stores with retail gasoline located in New Jersey and New York under the brand name of QuickChek and comprises our Northeast region. In addition, we market fuel to unbranded wholesale customers through a mixture of Company owned and third-party product distribution terminals and pipeline positions. We are an independent publicly traded company, with low-price, high volume fuel retail outlets selling convenience merchandise through low-cost small store formats and kiosks, as well as larger format stores that have a broader range of merchandise and food and beverage offerings which are driven by key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products are provided on pages 33 through 48, F-12, F-13, F-15, and F-38 through F-39 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,757 retail stores (as of December 31, 2024), the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, mainly Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat long-term outlook in overall gasoline demand (increased vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, we believe we are an industry leader in per-store nicotine sales with our low-priced nicotine products and in total store sales per square foot as we also sell a growing assortment of single-serve/immediate consumption items.  We continue to provide value opportunities to our customers through our Murphy Drive Rewards and QC Rewards loyalty programs which reward customers with discounted and free items based on purchases of qualifying fuel and merchandise, as applicable.
Low-cost retail operating model
We operate our Murphy USA and Murphy Express retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of raze-and-rebuild 1,400 square foot stores and NTI 2,800 square foot Murphy stores, which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. Many of our Murphy stores require only one or two associates to be present during business hours and 75% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores of our Murphy USA and Express brands allow us to achieve lower overhead and on-site costs compared to competitors with a much larger store format. The importance of maintaining our low-cost operating model is reinforced by the factoring in of these costs into our coverage ratio calculation which is a measure of how well merchandise contribution covers our operating costs at a store level and is included as part of our annual incentive metrics for all above-store personnel.
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
We have acquired through share repurchases approximately $3.5 billion of our common stock in a little more than eleven years of operation. During the year 2024, we repurchased a total of 938,528 common shares for approximately $446.6 million, at an average price of $475.86 per share, including accrued excise taxes. Repurchases in 2024 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2024, we had approximately $937.8 million remaining under our 2023 authorization. Additionally, in order to provide a consistent and meaningful return of capital to shareholders independent of share repurchases, we raised our quarterly dividend four times during 2024 from $0.41 per share in Q4 2023 to $0.48 per share, or $1.92 per share on an annualized basis, as of Q4 2024.
We have approximately 17,200 dedicated and hardworking employees as of December 31, 2024, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy

Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our evolving NTI real estate strategy to be a key driver of our organic growth over the next several years, which is demonstrated by the over 500 stores that have been added to Murphy USA since our 2013 spin-off from Murphy Oil Corporation. We expect to build up to 50 NTI locations and up to 30 raze-and-rebuilds in 2025 and are targeting at least 50 NTI and at least 30 raze-and-rebuilds per year in future periods. Focusing on high-return locations either in high traffic areas, near Walmart Supercenters as a complement to higher performing existing stores in smaller markets, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller store size, we now expect to build more Murphy branded NTI stores that are 2,800 square feet or larger, as well as our NTI QuickChek branded locations in their existing footprint, which average between 5,000 to 7,000 square feet in size. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
Diversify merchandise mix
We plan to continuously evaluate our remaining kiosk strategy in an effort to maximize our store economics and return on investment. Complementary to that strategy, we are continually refining Murphy branded 1,400 square foot and 2,800 square foot designs to create a foundation for increasing higher-margin non-nicotine sales and diversifying our merchandise offerings. Key to achieving the highest potential returns from our large and small format stores is the development and execution of enhanced food and beverage ("F&B") capabilities by leveraging QuickChek's F&B offering. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark Holding Company, Inc. ("Core-Mark") and in addition, to optimize our promotional planning, merchandise assortment, and pricing effectiveness, in order to help boost overall store returns.
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
Corporate Information
Murphy USA was incorporated in Delaware on March 1, 2013 and our business consists of U.S. retail marketing operations.  Our Murphy USA headquarters is located at 200 Peach Street, El Dorado, Arkansas 71730 and our general telephone number is (870) 875-7600.  Our Internet website is https://www.murphyusa.com.  Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.  Shares of Murphy USA common stock are traded on the NYSE under the ticker symbol “MUSA”.
Description of Our Business
We market fueling products and convenience merchandise through a network of Company retail stores. We also market to unbranded wholesale customers through a mixture of Company owned and third-party terminals. During 2024, the Company so,ld approximately 4.8 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate our stores at December 31, 2024 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	82	Kentucky	48	New York	20
Arkansas	69	Louisiana	82	North Carolina	95
Colorado	40	Michigan	27	Ohio	43
Florida	147	Missouri	50	Oklahoma	55
Georgia	100	Mississippi	55	South Carolina	78
Iowa	21	Nebraska	5	Tennessee	93
Illinois	43	Nevada	4	Texas	368
Indiana	39	New Jersey	136	Utah	5
Kansas	7	New Mexico	22	Virginia	23
				Total	1,757

The following table provides a history of our store count during the three-year period ended December 31, 2024:

	Years Ended December 31,
	2024	2023	2022
Start of period	1,733	1,712	1,679
New construction	32	28	36
Closed or sold	(8)	(7)	(3)
End of period	1,757	1,733	1,712
The following table present the numbers of our owned and leased stores at December 31, 2024:

	Located on Owned Land	Located on Leased Property[3,5]	Total Stores
Murphy branded[1]	1,299	203	1,502
Leased from Walmart[2]	—	99	99
QuickChek[3,4,5]	10	—	10
Stores with leased land	—	54	54
Stores with leased land and buildings	—	92	92
Total stores operated	1,309	448	1,757

[1]Leases for Murphy branded stores are operating leases
[2]This table excludes 3 locations that were disposed of in prior years but remain subleased from Walmart to the buyer
[3]Operating leases have an average remaining term, including potential future renewals, of 26 years
[4]Leases for QuickChek land are operating leases and QuickChek store buildings are finance leases
[5]Finance leases have an average remaining term, including potential future renewals, of 18 years
We have purchased from Walmart the properties underlying many of our stores, and each of these properties that were purchased from Walmart are subject to Easements and Covenants with Restrictions Affecting Land (“ECRs”), which impose customary restrictions on the use of such properties, which Walmart has the right to enforce. In addition, pursuant to the ECRs, certain transfers involving these properties are subject to Walmart's right of first refusal or right of first offer. Also pursuant to the ECRs, we are prohibited from transferring such properties to a competitor of Walmart.
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
For more information about our operating leases, see Note 20 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2024.

We have numerous sources for our retail fuel supply, including nearly all the major and large oil companies operating in the U.S. We purchase fuel from oil companies, independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. All fuel is delivered by the truckload as needed to replenish supply at our Company stores. Our retail fuel inventories turn approximately once daily. By establishing fuel supply relationships with several suppliers for most locations, we believe we can effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of fuel supply disruptions. At some locations, however, there are limited suppliers for fuel in that market and we may have only one supplier. Our refined products are distributed through a few product distribution terminals that are wholly owned and operated by us and from numerous terminals owned by others. About half of our wholly owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, nicotine products and non-food merchandise, as well as a greater food and beverage offering at our QuickChek locations. In 2024, we purchased more than 78% of our merchandise from a single vendor, Core-Mark, with whom we renewed a new five-year supply agreement in January 2021.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2024 are reported below.

	As of December 31,
	2024	2023	2022	2021	2020
Branded retail outlets:
Murphy USA® and Murphy Express	1,601	1,577	1,555	1,521	1,503
QuickChek®	156	156	157	158	—
Total	1,757	1,733	1,712	1,679	1,503
Retail marketing:
Total fuel contribution (cpg)[1]	30.5	31.4	34.3	26.3	25.2
Retail fuel margin per gallon (cpg)[1]	28.1	27.6	29.6	21.9	22.9
Gallons sold per store month (in thousands)	240.6	242.0	244.6	229.4	219.5
Merchandise sales revenue per store month (in thousands)	$204.3	$199.1	$193.5	$186.7	$166.3
Merchandise margin as a percentage of merchandise sales	19.8%	19.7%	19.7%	19.1%	15.6%
1 Represents net sales prices for fuel less purchased cost of fuel.

Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2024.
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
Market Conditions and Seasonality
Market conditions in the oil and gas industry are cyclical and subject to global economic and political events that upset global supply and demand and impact the price of crude oil and to new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, pandemics that may lead to travel restrictions or changed customer behavior, and changes in competitive conditions in the markets we serve.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at all of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $9.3 million in 2025.
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
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. National Highway Traffic Safety Administration (“NHTSA”) is responsible for issuing Corporate Average Fuel Economy ("CAFE") regulations that set fuel economy standards for fleets; these standards have tended to become more stringent over time. Most recently, in 2022, NHTSA promulgated fuel economy standards for light-duty cars and trucks for the 2024 through 2026 model years, and in 2024, NHTSA promulgated fuel economy standards for light-duty cars and trucks for the 2027 through 2031 model years, as well as standards for heavy-duty pickup trucks and vans for the 2030 through 2035 model years. The 2024 standards require an industry fleet-wide average of approximately 50.4 miles per gallon for light-duty cars and trucks in model year 2031, by increasing fuel economy by 2% year over year for passenger cars between 2027 and 2031 and by 2% year over year for light trucks between 2029 and 2031. For heavy-duty pickup trucks and vans, the 2024 standards would increase fuel efficiency by 10% year over year between 2030-2032 and 8% between 2033-2035.
The NHTSA, the Environmental Protection Agency ("EPA") and the California Air Resources Board ("CARB") also regulate GHG emission and fuel efficiency standards for medium and heavy-duty vehicles, which, like fuel economy standards, have tended to become more stringent over time. In 2021, EPA promulgated emissions standards for GHGs for the 2023 through 2026 model years, and in 2024 promulgated emission standards for GHGs and certain other pollutants known as “criteria pollutants” for the 2027 through 2032 model years. Both sets of standards are subject to pending legal challenges. For heavy-duty vehicles and engines, EPA maintains emissions standards for criteria pollutants and GHGs. In 2022, EPA promulgated emissions standards for criteria pollutants for 2027 and beyond. In 2024, EPA promulgated emissions standards for GHGs for the 2027 through 2032 model years, and these GHG standards are subject to pending legal challenges. CARB also has emissions standards for criteria pollutants and GHGs, which have generally been more stringent than EPA’s. Seventeen states have adopted CARB’s light-duty emissions standards, and nine states have adopted California’s heavy-duty emissions standards. The list of opt-in states changes over time, based on the legislative, executive, and regulatory actions by each individual state. These and any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
Air emissions from our facilities are also subject to regulation. For example, certain of our fueling stores may be required to install and maintain vapor recovery systems to control emissions of volatile organic compounds to the air during the vehicle fueling process. Although the EPA has not revised the national ambient air quality standards for ground level ozone in recent years, any future revisions to such standards by the EPA could require additional equipment upgrades and operating controls that could increase our capital and operating expenses.  Any other future environmental regulatory changes applicable to our business or operations may also result in increased compliance costs.
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
Sale of Regulated Products
In certain areas where our retail stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and nicotine products to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and nicotine products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and nicotine products is substantial, we have adopted procedures intended to minimize such exposure. We also adhere to the rules governing lottery sales as determined by state lottery commissions in each state in which we make such sales.

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
Human Capital
At Murphy USA, we know that the strength of our workforce is critical to our long-term success and we strive to build upon this through the foundation laid by our Principles. As of December 31, 2024, Murphy USA had approximately 17,200 employees, including 5,900 full-time employees, and 11,300 part-time employees working at our stores, National Contact Center, and corporate headquarters.

Murphy USA is committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal year 2024 addressed, among other things, (i) Our Principles, (ii) Talent Management, (iii) Total Rewards, and (iv) Workforce Safety.

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

We are committed to living our Principles, specifically, the principle of "Respect" as we strive for each employee to feel valued and respected for the unique talent, skill and background they bring to the organization.

We are intentional about promoting visible and invisible diversity throughout Murphy USA through several talent initiatives:
•We invest in established partnerships with diverse colleges and universities.
•We identify critical roles and potential successors with our succession management program.
•We lift up talent through differentiated and personalized development opportunities.

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
•We have a mentorship process.
•Leadership development opportunities are available for all leaders and additional development opportunities are available to all home office team members.
•We provide tuition reimbursement for home office employees, store managers, and assistant store managers.
•We sponsor employees seeking to earn their GED.

We have demonstrated a history of investing in our employees by offering competitive salaries and wages. We offer comprehensive benefit packages designed to support employees' overall well-being. We have benefit packages available at all levels of the organization and continuously evaluate plan offerings to further support our employees. The benefits package offered to our full-time employees includes:
•Comprehensive health benefits (both in-person and telehealth), flex spending accounts & health savings accounts, prescription, dental, and vision benefits.
•Life insurance, accident and hospital indemnity insurance and critical illness insurance.
•Long-term disability and short-term disability, leave of absence benefits.
•Parental leave available to all new parents for birth, adoption, or foster placement.
•An Employee Assistance Program.
•401K program with company match.
•Paid time off: including vacation, sick, parental, bereavement, and holidays.

A thoughtful and well-planned approach has been taken to evaluate and execute benefits consolidation between Murphy USA and QuickChek in 2024. At present, virtually all QuickChek benefit programs and vendors have been consolidated with Murphy USA's, including medical, dental, vision, life, accident, disability, flexible spending, and retirement. In addition, an enterprise approach to benefit offerings and eligibility has been established beginning in 2025, ensuring equitable, competitive benefit packages for all eligible employees.

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
Properties
Our headquarters of approximately 120,000 square feet is located at 200 Peach Street, El Dorado, Arkansas. We also own and operate two other office buildings in El Dorado, Arkansas that house our store support center and certain technology services personnel, and we own and operate an office building and training center in Whitehouse Station, New Jersey for our QuickChek store support personnel.  We have numerous owned and leased properties for our retail fueling stores as described under “Description of Our Business,” as well as wholly-owned product distribution terminals.
Website access to SEC Reports
Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy USA Inc.’s website at https://ir.corporate.murphyusa.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.  Alternatively, you may access these reports at the SEC’s website at https://www.sec.gov. The information contained on these websites referenced herein is not incorporated by reference into this filing.

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
Our leverage may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.  Our leverage could increase with additional borrowings on our shelf registration statement or increases in the size of our revolving credit facility or term loan. We have below investment-grade ratings on our notes from Moody’s and S&P while our credit facilities are rated investment grade. Our credit ratings could be lowered or withdrawn entirely by a ratings agency if, in its judgment, the circumstances warrant. If our existing ratings are lowered, or otherwise we do not obtain an investment grade rating in the future for the notes, or if we do and a rating agency were to downgrade us again to below investment grade, our borrowing costs would increase and our funding sources could decrease. Actual or anticipated changes or downgrades in our ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our business, cash flows, financial condition and operating results.
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
We have balances of goodwill and intangible assets as a result of the QuickChek acquisition. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In 2024, we recorded an impairment charge related to fixed assets of $8.2 million that was largely attributable to competitive pressures in a few Northeast markets. We may have additional impairment charges in future periods in connection with our periodic evaluation of our goodwill and intangible assets.
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
Except in limited cases, we typically do not seek to hedge any significant portion of our exposure to the effects of changing prices of commodities. Dramatic increases in oil prices reduce retail gasoline gross margins, because wholesale gasoline costs typically increase faster than retailers are able to pass them along to customers. We purchase refined products, particularly gasoline, needed to supply our retail stores. Therefore, our most significant costs are subject to volatility of prices for these commodities. Our ability to successfully manage operating costs is important because we have little or no influence on the sales prices or regional and worldwide consumer demand for oil and gasoline. Furthermore, oil prices, wholesale fuel costs, fuel sales volumes, fuel gross margins and merchandise sales can be subject to seasonal fluctuations.  For example, consumer demand for fuel typically increases during the summer driving season, and typically falls during the winter months.  Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for fuel and merchandise that we sell. Therefore, our revenues and/or sales volumes are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our fuel and merchandise volumes, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2025 and beyond.
Our ability to grow by up to 50 new stores and up to 30 raze-and-rebuild stores in 2025 and by at least 50 NTI stores and at least 30 raze-and-rebuild stores in future years relies on the continued growth of our project pipeline and the building material supply chain. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the acquisition of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline. Further, permitting delays due to local government agency ability to timely respond to our requests or construction delays from supply chain or labor constraints could also negatively impact our project pipeline.
We currently have one primary supplier for over 78% of our merchandise. A disruption in supply could have a material effect on our business.
In 2024, over 78% of our merchandise, including most nicotine products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In January 2021, we renewed and extended for another five years a supply contract with Core-Mark. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available or offer merchandise on similar commercial terms. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
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
At December 31, 2024, most of our Murphy branded stores were located in close proximity to Walmart Supercenter stores and we participate in the Walmart+ program. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

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
Murphy USA's business is impacted by its ability to generate revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics. In 2024, the market price continued to fluctuate but was lower on average than the prior year. Variations in the market price of RINs can also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of the market prices of RINs. Although a decline in the market prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from this portion of other operating income.
Current litigation and future rule making could impact the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market—and then retire with the federal government RINs to satisfy their individual obligations. On June 21, 2023, the EPA announced a final rule to establish biofuel volume requirement and associated percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel for 2023-2025. The rule includes steady growth of biofuels for use in the United States' fuel supply for 2023, 2024, and 2025, however the projected growth of Renewable Diesel production could outstrip the statutory mandated biofuel blending requirements. If so, the number of renewable credits available could outpace the demand, resulting in lower prices.
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

Future nicotine legislation and/or regulation, potential court rulings affecting the nicotine industry, campaigns to discourage smoking, increases in nicotine taxes and wholesale cost increases of nicotine products could have a material adverse impact on our retail operating revenues and gross margin.
Sales of nicotine products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale costs and tax increases on nicotine products, as well as future legislation and/or regulation, potential rulings in court cases impacting the nicotine industry, and national and local campaigns to discourage the use of nicotine products in the United States, may have an adverse effect on the demand for nicotine products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes, vapor products, and new nicotine products could offset some of the recent gains we have experienced from selling these products. Local governing bodies continue to consider banning specific nicotine products and have done so in some instances. If such efforts continue to be successful, it could have a further negative impact on our nicotine sales.
Likewise, major cigarette manufacturers currently offer substantial rebates to retailers unless prohibited by state or local laws. We include these rebates as a component of our gross margin. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. These factors could materially and adversely affect our retail price of nicotine products, unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of nicotine products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We operate in many different locations around the United States. The occurrence of an event, including but not limited to acts of nature such as hurricanes, floods, earthquakes and other forms of severe weather, and mechanical equipment failures, industrial accidents, fires, explosions, acts of war and terrorist attacks could result in damage to our facilities, and the resulting interruption and loss of associated revenues; environmental pollution or contamination; and personal injury, including death, for which we could be deemed to be liable, and which could subject us to substantial fines and/or claims for punitive damages.
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
Our business is also affected by fuel economy standards and GHG vehicle emission reduction measures. As such fuel economy and GHG reduction requirements have tended to become more stringent over time, demand for our products may be adversely affected. In addition, some of our facilities are subject to GHG regulation. We are currently required to report annual GHG emissions from certain of our operations, and additional GHG emission-related requirements that may affect our business have been finalized or are in various phases of discussion or implementation. Any existing or future GHG emission requirements could result in increased operating costs and additional compliance expenses.
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
Our retail operations are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, nicotine, lottery and lotto, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business, financial condition, results of operations and cash flows.
In certain areas where our retail stores are located, state or local laws limit the retail stores’ hours of operation or sale of alcoholic beverages, nicotine products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 19 “Contingencies” to the consolidated historical financial statements for the three years ended December 31, 2024 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline or merchandise at our retail stores.
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
In addition, Certificate of Incorporation includes provisions that are similar to Section 203 of the Delaware General Corporation Law, and may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2024.

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

While the Audit Committee is responsible for evaluating cyber-risks and overseeing the management of these risks, the entire Board is briefed periodically and considers cyber-risk within the context of enterprise risk facing the organization. Our cyber risk management program is based on recognized best practices for cybersecurity and information technology including the National Institute of Standards and Technology (“NIST”) Cyber Security Framework (“CSF”) and Payment Card Industry Data Security Standard.

We have implemented an information security program, which is overseen by our CIO and our CISO, that consists of controls designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats. Both our CIO and our CISO each have extensive experience assessing and managing cybersecurity programs and cybersecurity risk across a mix of public and large, private enterprises in the retail space. Our CISO has over 25-years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Leaders and team members who support our information security program have relevant education and industry experience, including various cybersecurity industry certifications.

Together with a third-party, we operate a 24/7 Security Operations Center ("SOC") to monitor the cybersecurity environment and coordinate escalation and remediation of alerts. Any identified incidents are documented and reviewed in accordance with the Company's Incident Response Plan. This Plan lays out the criteria for classification of risk associated with identified issues based on the potential impact and likelihood of a material, adverse impact on the business, financial condition, results from operation, cash flows or reputation. IT leadership initially reviews these incidents, and this information is shared with our Cyber Disclosure Committee, as required. The Cyber Disclosure Committee is comprised of the Company's VP & General Counsel, the CISO, and the VP, CAO & Treasurer. The process requires that any incidents deemed to be potentially material under the Incident Response Plan are immediately escalated in accordance with the Plan to the CEO, other senior leaders of the organization, the Audit Committee Chair, and the full Board as appropriate to formalize the materiality assessment and apprise them of the situation.

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

Murphy USA relies on numerous third-parties to deliver the goods and services offered to our customers. We maintain a third-party risk management program to evaluate, prioritize, mitigate and remediate cybersecurity risks associated with third-parties; however, we rely on those third-parties to implement cybersecurity programs commensurate with their risk and we cannot ensure in all circumstances that their efforts will be successful. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks. For the 2024 period presented within this Annual Report, Murphy USA is not aware of any threats or cybersecurity incidents that have or are reasonably likely to materially affect our strategy, results of operations or financial condition.

Item 2.  PROPERTIES

See Item 1 "Description of the Business" and "Properties" for this information in this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which have arisen in the ordinary course of business.  See Note 19 “Contingencies” in the accompanying consolidated financial statements for the three years ended December 31, 2024.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

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

SUPPLEMENTAL INFORMATION; Information About Our Executive Officers

The age at January 1, 2025, present corporate office and length of service in office of each of the Company’s executive officers, as of December 31, 2024, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Andrew Clyde – Age 61; President and Chief Executive Officer, Director and Member of the Executive Committee since August 2013.  Mr. Clyde has led Murphy USA's successful value-creation strategy since its spin-off in 2013. Mr. Clyde served Booz & Company (and prior to August 2008, Booz Allen Hamilton) in its global energy practice. He joined the firm in 1993, was elected vice president in 2000 and held leadership roles as North American Energy Practice Leader and Dallas office Managing Partner and served on the firm’s Board Nominating Committee.  Mr. Clyde received a master’s degree in Management with Distinction from the Kellogg Graduate School of Management at Northwestern University. He received a BBA in Accounting and a minor in Geology from Southern Methodist University.

Mindy K. West – Age 55; Executive Vice President, Chief Operating Officer since March 2024.  Prior to her current role, Ms. West served as Executive Vice President, Fuels, CFO & Treasurer since August 2013. Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant (inactive) and a Certified Treasury Professional.

C. Galagher Jeff – Age 54; Executive Vice President, Chief Financial Officer since March 2024. Prior to his current role, Mr. Jeff had nearly 25 years of experience across Fortune 500 companies. From 2023 to March 2024, he was Senior Vice President, FP&A, Treasurer and Chief Transformation Officer at Dollar Tree, from 2020 to 2023, SVP of Finance at Advance Auto Parts, and from 2009 to 2020 he served at Walmart where he held various roles including CFO of Walmart.com, Finance & Strategy Lead for Walmart’s Grocery and General Merchandise Divisions, and Head of Strategy for Walmart US. He began his career in engineering for General Motors Corporation and previously worked with KPMG and Ernst & Young. Mr. Jeff received his MBA and Masters of Engineering degrees from Kellogg School of Management at Northwestern University and a bachelor’s degree in Electrical engineering from Mississippi State University.

Christopher A. Click – Age 52; Executive Vice President, Strategy, Growth and Development since March 2024. Prior to his current role, Mr. Click served as Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a Master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A & M University.

Robert J. Chumley – Age 60; Senior Vice President, Chief Digital Officer, since June 2022, and was Senior Vice President of Merchandising and Marketing from September 2016. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter and Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelors of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.

Renee M. Bacon – Age 55; Senior Vice President, Sales and Operations and Chief Merchandising Officer, since June 2022. Ms. Bacon joined Murphy USA in 2016 as Regional Vice President, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. Ms. Bacon holds a Master of Business Administration from the University of Houston, a Doctorate of Jurisprudence from the University of Tennessee, and a Bachelor of Business Administration degree from the University of Texas at Austin.

Blake Segal – Age 44; Senior Vice President, QuickChek since September 2021. Mr. Segal joined the Company from Caesars Entertainment Inc., where he served as Senior Vice President of Operations. His previous roles within Caesars included Vice President of Operations and Vice President of Analytics. He also has experience as an independent advisor to Apollo Global Management's private equity unit and has served on the boards of Opportunity Village, Laughlin (NV) Tourism Commission and Mohave (AZ) Airport Authority. Mr. Segal holds a Bachelor of Science degree in Management from the A. B. Freeman School of Business at Tulane University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,418 stockholders of record as of December 31, 2024.

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
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid dividends of $1.79 per share during 2024, $1.55 per share in 2023, $1.27 per share in 2022, and we expect to continue quarterly dividend payments in the future.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 9 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2024 for additional information.
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

During the year 2024, we repurchased a total of 938,528 common shares for approximately $446.6 million, at an average price of $475.86 per share, including accrued excise taxes. Repurchases in 2024 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2024, we had approximately $937.8 million remaining under our 2023 authorization.

Below is detail of the company's common share repurchases during the fourth quarter of 2024.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs[1]
October 1, 2024 to October 31, 2024	51,840	$482.26	51,840	$1,037,839,808
November 1, 2024 to November 30, 2024	70,329	526.04	70,329	1,000,843,593
December 1, 2024 to December 31, 2024	117,504	536.18	117,504	937,840,035
Three Months Ended December 31, 2024	239,673	$521.54	239,673	$937,840,035

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 include authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028, and does not include excise tax on stock repurchase.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 12 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	444,795	$180.68	1,612,373
Equity compensation plans not approved by security holders	—	—	—
Total	444,795	$180.68	1,612,373

(1)Amounts in this column include outstanding restricted stock units (including performance units).
(2)Number of shares available for issuance as of December 31, 2024 under the 2023 Omnibus Incentive Compensation Plan.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2019 for the Company, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P Retail Select Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

500
400
300
200
100
Index (100 as of 12/31/2019)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Murphy USA Inc.
S&P 500 Index
S&P Retail Select Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P Retail Select Index
December 31, 2019	$100	$100	$100
December 31, 2020	$112	$116	$140
December 31, 2021	$172	$148	$199
December 31, 2022	$242	$119	$134
December 31, 2023	$311	$148	$160
December 31, 2024	$439	$182	$177

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis” or "MD&A") is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and the year-to-year comparison between 2024 and 2023. Discussions of 2022 items and the year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in the Form 10-K for the year ended December 31, 2023, filed on February 16, 2024.

For purposes of this Management’s Discussion and Analysis, references to “Murphy USA”, the “Company”, “we”, “us”, and "our" refer to Murphy USA Inc. and its subsidiaries on a consolidated basis.

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the two years ended December 31, 2024.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the two years ended December 31, 2024. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies — This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores in New Jersey and New York that operate under the QuickChek® brand, comprising our Northeast region. At December 31, 2024, we had a total of 1,757 Company stores in 27 states, of which 1,601 were Murphy branded and 156 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments. The financial information presented in this Management's Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries use a weekly retail calendar where each quarter has 13 weeks. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily and are volatile. While we generally expect our volumes and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors. These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply, overall demand, prices of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around nicotine products and e-cigarettes as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. Crude oil prices in 2024 experienced less volatility during the year with prices ranging from $67 per barrel to $88 per barrel, with an average price of $77 per barrel, compared to prices in 2023 that ranged from $67 per barrel to $94 per barrel with an average of $78 per barrel. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results which include Renewable Identification Numbers ("RINs")) was 30.5 cpg in 2024, compared to 31.4 cpg in 2023.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs.  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. On June 21, 2023, EPA announced a final rule to establish biofuel volume requirements and associated percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel for 2023 to 2025. The rule includes steady growth of biofuels for use in the United States' fuel supply for 2023, 2024, and 2025, however the projected growth of Renewable Diesel production could outstrip the statutory mandated biofuel blending requirements. As a result, the amount of renewable credits available could outpace the demand, resulting in lower prices. Litigation and potentially changing political regimes could impact the RFS program as well as the successful completion or abandonment of planned renewable fuel production expansion. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably.  The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $0.59 per RIN for the year 2024 compared to $1.35 per RIN in 2023. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement.  Revenue from the sales of RINs is included in Other operating revenues in the Consolidated Statements of Income.

As of December 31, 2024, we had $1.3 billion of Senior Notes and a $386 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. We had additional available capacity under the committed $350 million cash flow revolving credit facility, which had $56.0 million of outstanding borrowings as of December 31, 2024. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2025 to range from approximately $450 million to $500 million depending on how many new stores are completed.  We intend to fund our capital program in 2025 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facility.

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

Business Segments

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2024.  Our QuickChek subsidiaries use a weekly retail calendar where each quarter has 13 weeks. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Results of Operations

Consolidated Results

For the year ended December 31, 2024, the Company reported net income of $502.5 million, or $24.11 per diluted share, on revenue of $20.2 billion.  Net income was $556.8 million for 2023, or $25.49 per diluted share, on revenue of $21.5 billion.

A summary of the Company’s earnings by business function follows:

	Year ended December 31,
(millions of dollars)	2024	2023	2022
Marketing segment	$580.2	$630.9	$740.9
Corporate and other assets	(77.7)	(74.1)	(68.0)
Net income	$502.5	$556.8	$672.9

Net income for 2024 decreased compared to 2023, primarily due to:
•Lower total fuel contribution;
•Higher store operating expenses, excluding payment fees;
•Higher depreciation and amortization expense;
•Higher impairment charge

The items below partially offset the decrease in earnings in the current period:
•Higher merchandise contribution;
•Lower income tax expense;
•Lower selling, general and administrative ("SG&A") expenses

Financial Summary of 2024 Compared to 2023

Revenues for the year ended December 31, 2024 decreased $1.3 billion, or 6.0%, compared to 2023.  The decrease in revenue was primarily due to 5.8% lower average retail fuel sales prices, which decreased 19 cpg, and lower PS&W revenues, which were partially offset by a 3.1% increase in merchandise sales revenues and an increase of 0.4% in fuel sales volumes.
Cost of sales decreased $1.3 billion, or 6.7%, compared to 2023. The lower costs were primarily due to lower fuel cost, which decreased 8.6%, and was partially offset by a 2.9% increase in merchandise cost of goods sold and the 0.4% increase in fuel volumes sold.

Store and other operating expenses increased $49.8 million, or 4.9%, in 2024 due primarily to higher employee related expenses and maintenance costs at existing stores combined with increases in net new store operating expenses.  On an average per store month ("APSM") basis, store operating expenses excluding payment fees and rent increased 5.4% in 2024, primarily attributable to increased employee related expenses and higher maintenance costs.

Depreciation and amortization expense in 2024 increased $19.3 million, or 8.4%, due primarily to the increased number of Murphy branded stores with larger formats and raze-and-rebuild activity during the year.

In 2024, we recorded an impairment of properties charge of $8.2 million compared to none in 2023, primarily due to competitive pressures in a few Northeast markets.

SG&A expenses for 2024 were lower by $5.1 million, or 2.1%, primarily due to a reduction in employee incentive costs, which were partially offset by higher wages and employee related costs.

The effective income tax expense rate in 2024 was approximately 22.9% compared to approximately 24.2% for 2023. The lower rate for the current year was primarily due to a discrete state tax benefit recorded in 2024.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2024 decreased $81.7 million, or 9.8%, from 2023 due primarily to lower total fuel contribution, higher store and other operating expenses, higher depreciation and amortization and an impairment charge, which were partially offset by higher merchandise contribution and decreased SG&A expenses.

The tables below show the results for the Marketing segment for the three years ended December 31, 2024, along with certain key metrics for the segment.

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2024	2023	2022
Operating revenues
Petroleum product sales	$15,891.8	$17,104.4	$19,230.1
Merchandise sales	4,214.8	4,089.3	3,903.2
Other operating revenue	137.1	335.2	312.1
Total operating revenues	20,243.7	21,528.9	23,445.4
Operating expenses
Petroleum product cost of goods sold	14,556.4	15,929.7	17,910.1
Merchandise cost of goods sold	3,381.1	3,285.9	3,136.1
Store and other operating expenses	1,064.4	1,014.6	976.5
Depreciation and amortization	229.8	211.9	204.8
Impairment of properties	8.2	—	—
Selling, general and administrative	235.4	240.5	232.5
Accretion of asset retirement obligations	3.2	3.0	2.7
Total operating expenses	19,478.5	20,685.6	22,462.7

Gain (loss) on sale of assets	(4.6)	(0.7)	(0.7)
Income (loss) from operations	760.6	842.6	982.0
Other income (expense)
Interest expense	(8.4)	(8.9)	(9.0)
Other nonoperating income	—	0.2	—
Total other income (expense)	(8.4)	(8.7)	(9.0)

Income (loss) before income taxes	752.2	833.9	973.0
Income tax expense (benefit)	172.0	203.0	232.1
Net Income (loss) from operations	$580.2	$630.9	$740.9

Total nicotine sales revenue per same store sales[1,2]	$132.0	$127.2	$123.3
Total non-nicotine sales revenue per same store sales[1,2]	73.6	72.6	69.7
Total merchandise sales revenue per same store sales[1,2]	$205.6	$199.8	$193.0
[1]2023 and 2022 amounts not revised for 2024 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Store count at end of period	1,757	1,733	1,712
Total store months during the period	20,632	20,535	20,172

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2023, for the stores being compared in the 2024 versus 2023 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2024	2023	2022
Total retail fuel contribution ($ Millions)	$1,356.7	$1,324.0	$1,405.0
Total PS&W contribution ($ Millions)	(16.6)	(144.9)	(80.8)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	129.6	328.6	305.8
Total fuel contribution ($ Millions)	$1,469.7	$1,507.7	$1,630.0
Retail fuel volume - chain (Million gal)	4,820.8	4,803.7	4,751.5
Retail fuel volume - per store (K gals APSM)[1]	240.6	242.0	244.6
Retail fuel volume - per store (K gal SSS)[2]	237.6	237.8	240.9
Total fuel contribution (cpg)	30.5	31.4	34.3
Retail fuel margin (cpg)	28.1	27.6	29.6
PS&W including RINs contribution (cpg)	2.4	3.8	4.7
1APSM metric includes all stores open through the date of calculation
[2]2023 and 2022 amounts not revised for 2024 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2024	2023	2022
Petroleum product sales	$15,891.8	$17,104.4	$19,230.1
Less Petroleum product cost of goods sold	(14,556.4)	(15,929.7)	(17,910.1)
Plus RINs and other (included in Other Operating Revenues line)	134.3	333.0	310.0
Total fuel contribution	$1,469.7	$1,507.7	$1,630.0

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2024	2023	2022
Total merchandise contribution ($ Millions)	$833.7	$803.4	$767.1
Total merchandise sales ($ Millions)	$4,214.8	$4,089.3	$3,903.2
Total merchandise sales ($K SSS)[1,2]	$205.6	$199.8	$193.0
Merchandise unit margin (%)	19.8%	19.7%	19.7%
Nicotine contribution ($K SSS)[1,2]	$19.4	$18.4	$17.7
Non-nicotine contribution ($K SSS)[1,2]	$21.6	$21.3	$20.2
Total merchandise contribution ($K SSS)[1,2]	$41.0	$39.7	$37.9
[1]2023 and 2022 amounts not revised for 2024 raze-and-rebuild activity
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Same store sales information compared to APSM metrics:

	Variance from prior year periods

	December 31, 2024		December 31, 2023		December 31, 2022
	SSS[1]	APSM[2]	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	(1.1)%	(0.6)%	(1.8)%	(1.0)%	5.4%	6.6%

Merchandise sales	2.3%	2.6%	2.7%	2.9%	2.9%	3.7%
Nicotine sales	4.3%	3.8%	3.5%	2.9%	2.9%	2.3%
Non-nicotine sales	(1.0)%	0.4%	1.4%	3.1%	3.1%	6.3%

Merchandise margin	2.7%	3.3%	3.0%	2.9%	5.1%	6.8%
Nicotine margin	7.3%	6.1%	4.3%	2.7%	5.5%	4.2%
Non-nicotine margin	(1.0)%	0.8%	1.9%	3.8%	4.7%	9.6%
[1]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Financial Summary of 2024 Compared to 2023

The Marketing segment had total revenues of $20.2 billion in 2024 compared to $21.5 billion in 2023, a decrease of $1.3 billion, due primarily to a lower average retail fuel sales price and lower PS&W revenues, which were partially offset by higher merchandise sales revenue and an increase in fuel volumes sold. Revenue amounts included excise taxes collected and remitted to government authorities of $2.3 billion in both 2024 and 2023.

Total fuel contribution for the year ended December 31, 2024 decreased $38.0 million, or 2.5%, compared to 2023. This reduction was primarily due to lower contribution from PS&W margins, and was partially offset by higher retail fuel contribution and fuel volumes sold for the year. Retail fuel margin on a cpg basis increased 1.8% in 2024 to 28.1 cpg, compared to 27.6 cpg in the prior year. Total retail fuel volumes increased 0.4%, while fuel sales on an SSS basis decreased 1.1%. Total PS&W contribution including RINs decreased by $70.7 million in the current year, primarily due to timing and pricing impacts related to market conditions. During 2024, other operating revenue included the sales of 221.4 million RINs compared to the 242.7 million of sales in 2023.

Merchandise sales were up 3.1% in 2024 to $4.2 billion compared to $4.1 billion in 2023 primarily due to higher retail prices across the chain in most categories and an increased number of stores with larger formats. Total merchandise contribution in 2024 increased $30.3 million, or 3.8%, to $833.7 million compared to $803.4 million in 2023. Merchandise unit margins increased to 19.8% in 2024 from 19.7% in 2023. On an SSS basis, total merchandise sales were up 2.3%, due to a 4.3% increase in nicotine product sales partially offset by a 1.0% decline in non-nicotine product sales.  Total merchandise contribution dollars on a SSS basis improved 2.7%, with an increase of 7.3% in nicotine product margins and was partially offset by a 1.0% decrease in non-nicotine product margins.

Store and other operating expenses increased $49.8 million, or 4.9%, in 2024 compared to 2023 levels. This increase was due primarily to higher employee related expenses and maintenance costs at existing stores combined with net new store operating expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 5.4% in 2024 compared to 2023, primarily due to employee related expenses and maintenance costs.

Depreciation and amortization expense increased $17.9 million in 2024, an increase of 8.4%. This was due primarily to the increased number of new larger store formats for Murphy branded stores combined with raze-and-rebuild activities in the 2024 period.

SG&A expenses decreased $5.1 million in 2024 compared to 2023, primarily due to lower incentive costs, partially offset by higher employee related expenses and other professional fees.

Corporate and Other Assets

Loss from continuing operations for Corporate and other assets in 2024 was $77.7 million, compared to a loss of $74.1 million in 2023. The $3.6 million increase from the previous year was mainly due to $1.4 million more in depreciation and amortization expense and a $2.5 million reduction in the income tax benefit attributable to the period over period tax rate reduction, which was partially offset by $0.8 million less in net interest expense.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2024.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022

Net income	$502.5	$556.8	$672.9
Income tax expense (benefit)	149.1	177.6	210.9
Interest expense, net of investment income	90.7	91.6	82.3
Depreciation and amortization	248.0	228.7	220.4
EBITDA	$990.3	$1,054.7	$1,186.5

Impairment of properties	8.2	—	—
Accretion of asset retirement obligations	3.2	3.0	2.7
(Gain) loss on sale of assets	4.5	0.8	(2.1)
Acquisition related costs	—	—	1.5
Other nonoperating (income) expense	0.6	—	2.3
Adjusted EBITDA	$1,006.8	$1,058.5	$1,190.9

Capital Resources and Liquidity

Significant Sources of Capital

As of December 31, 2024, we had $47.0 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments.  We have a committed cash flow revolving credit facility (the "Revolving Facility") of $350 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. Additional borrowing capacity under the Revolving Facility may be extended at our request and with the consent of the participating lenders. As of December 31, 2024, there was $56.0 million of outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility was undrawn at December 31, 2023.

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

Operating Activities

Net cash provided by operating activities was $847.6 million for the year ended December 31, 2024 and was $784.0 million in 2023, an increase of $63.6 million, or 8.1%. The increase was mainly due to an increase in the amount of cash provided from changes in noncash working capital in 2024 of $74.9 million, increased depreciation of $19.3 million and higher deferred and noncurrent tax charges of $12.0 million, partially offset by a decrease in net income of $54.3 million in 2024.

For the current year, operating cash provided by changes in non-cash operating working capital of $32.8 million was due to a decrease of $65.4 million in accounts receivable due to the timing of receipts, an increase of $34.6 million in income taxes payable due in part to phase-out of federal bonus depreciation resulting in higher current tax expense and the timing of estimated tax payments, and was partially offset by an increase of $60.2 million in inventories due to higher prices and volumes, a decrease of $3.9 million in accounts payable and accrued liabilities which was due to the timing of payments and an increase of $3.1 million in prepaid expenses. See also Note 16 "Other Financial Information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2024.

Investing Activities

For the year ended December 31, 2024, cash required by investing activities was $445.8 million compared to cash required by investing activities of $323.6 million in 2023. The increase in cash required by investing activities of $122.2 million compared to the previous year was primarily due to the increase in capital expenditures of $122.5 million and lower proceeds from the sale of assets of $0.4 million. The increase in cash required by investing activities was partially offset by the cash required for other investing activities which were lower by $0.4 million and the change in redemptions of marketable securities net of new investments of $0.3 million.

Financing Activities

Financing activities in the year ended December 31, 2024 required net cash of $472.6 million compared to net cash required of $403.1 million in 2023. The $69.5 million increase in financing cash required was due to an increase of $112.5 million in share repurchases, an increase of $9.3 million in amounts related to share-based compensation, and an increase of $3.4 million in cash dividends paid. During 2024 there were net borrowings of $40.3 million compared to net repayments of borrowings of $15.4 million in 2023.

Dividends

The Company paid dividends of $1.79 per common share during 2024 for total payments of $36.8 million, compared to $1.55 per common share, or $33.4 million in 2023. As part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On February 13, 2025, the Board of Directors declared a quarterly cash dividend of $0.49 per common share, or $1.96 per share on an annualized basis. The dividend is payable on March 5, 2025, to shareholders of record as of February 24, 2025.

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

During the year 2024, the Company repurchased a total of 938,528 common shares for approximately $446.6 million, at an average price of $475.86 per share, including accrued excise taxes. Repurchases in 2024 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2024, we had approximately $937.8 million remaining under our 2023 authorization.

Debt

Our long-term debt at December 31, 2024 and 2023 was as set forth below:

	December 31,
(Millions of dollars)	2024	2023
5.625% senior notes due 2027 (net of unamortized discount of $0.9 at 2024 and $1.3 at 2023)	$299.1	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.0 at 2024 and $3.6 at 2023)	497.0	496.4
3.75% senior notes due 2031 (net of unamortized discount of $3.8 at 2024 and $4.4 at 2023)	496.2	495.6
Term loan due 2028 (effective interest rate of 6.44% at 2024 and 7.23% at 2023) net of unamortized discount of $0.4 at 2024 and $0.6 at 2023	385.6	389.4
Revolving credit facility, due 2026 (weighted average interest rate of 7.55% at December 31, 2024	56.0	—
Capitalized lease obligations, autos and equipment, due through 2028	3.2	3.1
Capitalized lease obligations, buildings, due through 2059	116.5	123.6
Unamortized debt issuance costs	(5.2)	(7.1)
Total long-term debt	1,848.4	1,799.7
Less current maturities	15.7	15.0
Total long-term debt, net of current	$1,832.7	$1,784.7

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $386 million at December 31, 2024. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of December 31, 2024, we had $56.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the term secured overnight financing rate, plus the applicable Alternative Reference Rate Committee ("ARRC") recommended credit spread adjustment (the “Adjusted Term SOFR Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate”, (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted Term SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted Term SOFR Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

Interest payable on the Revolving Facility is based on either:

•the term secured overnight financing rate, plus 0.10% credit spread adjustment for all interest periods (the "Adjusted SOFR Rate"), which is subject to a 0.0% floor;

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate”, (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted SOFR Rate borrowings, a spread of 1.75% to 2.25% per annum depending on a total debt to EBITDA ratio and (B) in the case of Alternate Base Rate borrowings, spreads ranging from 0.75% to 1.25% per annum depending on a total debt to EBITDA ratio.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2024, our total leverage ratio was 1.80 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $119.6 million, or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain subsidiaries provide full and unconditional guarantees on a joint and several basis. See "—Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 9 "Long-Term Debt" in the accompanying consolidated financial statements for the three years ended December 31, 2024.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2024 and accounted for the vast majority of our total assets as of December 31, 2024. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2024.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$1,861.7	$15.7	$387.7	$894.5	$563.8
Operating lease obligations	898.2	59.9	118.9	114.5	604.9
Purchase obligations [2]	545.4	501.6	26.2	14.0	3.6
Asset retirement obligations	164.8	—	—	—	164.8
Other long-term obligations, including interest on long-term debt	378.4	81.0	150.0	99.1	48.3
Total	$3,848.5	$658.2	$682.8	$1,122.1	$1,385.4
[1]For additional information, see Note 9 “Long-Term Debt” in the accompanying audited consolidated financial statements.
[2]Primarily includes ongoing new retail store construction in progress at December 31, 2024, commitments to purchase land, take-or-pay supply contracts and other services. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2024.

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

The following table outlines our capital spending and investments by category for the three years ended December 31, 2024:

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Marketing:
Company stores	$390.1	$232.0	$245.7
Terminals	3.8	5.7	—
Maintenance capital	70.2	51.8	33.4
Corporate and other assets	38.9	54.6	26.7
Total	$503.0	$344.1	$305.8

We currently expect capital expenditures for the full year 2025 to range from approximately $450 million to $500 million, including $350 million to $390 million for retail growth, approximately $65 million to $70 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2024, included in this Annual Report on Form 10-K for more information.

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
When an evaluation is required, the projected future undiscounted cash flows to be generated from each retail store over its remaining economic life are compared to the carrying value of the long-lived assets of that store to determine if a write-down of the carrying value to fair value is required. When determining future cash flows associated with an individual retail store, we make assumptions about key variables such as sales volume, gross margins and expenses. Cash flows vary for each retail store year to year. Changes in market demographics, traffic patterns, competition and other factors impact the overall operations of certain of our individual retail store locations. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material change in the methodology used to estimate future cash flows of retail store locations during the past three years. In 2024, we recorded an impairment charge of $8.2 million.
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 11 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2024 for a further discussion of our tax liabilities.
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
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2024, 2023, or 2022. See also Note 10 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2024.
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future nicotine or e-cigarette legislation and any other efforts that make purchasing nicotine products more costly or difficult could hurt our revenues and impact gross margins; our ability to successfully expand our food and beverage offerings; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 14 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2024 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
    We have exposure to interest rate risks related to volatility of our floating rate term loan of $386.0 million and to our revolving credit facility which had $56.0 million of outstanding borrowings at December 31, 2024. Both of these loans are tied to SOFR interest rates which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2024.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on Pages F-1 through F-38, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2024.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2024 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION
None

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Election of Directors” and “Committees”.

Murphy USA has adopted a Code of Business Conduct and Ethics, which can be found under the Corporate Governance tab at https://ir.corporate.murphyusa.com.  Stockholders may also obtain free of charge a copy of the Code of Business Conduct and Ethics by writing to the Company’s Secretary at P.O. Box 7300, El Dorado, AR 71730-5836.  Any future amendments to or waivers of the Company’s Code of Business Conduct and Ethics will be posted on the Company’s Internet Web site.

The Company has adopted insider trading policies and procedures applicable to its directors, officers, and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. The Company's Stock Transaction Guidelines is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the caption “Audit Committee Report.”

Part IV

Item 15.  EXHIBIT and FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements – The consolidated financial statements of Murphy USA Inc. and consolidated subsidiaries are located or begin on the pages of this Annual Report on Form 10-K as indicated below.

2.  Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	38

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
2.1
Separation and Distribution Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc. (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed September 5, 2013)

3.1
Murphy USA Inc. Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Murphy USA's Current Report on Form 8-K filed May 14, 2024)

3.2	Murphy USA Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 Murphy USA’s Current Report on Form 8-K filed May 14, 2024)
3.3	Murphy USA Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 Murphy USA’s Current Report on Form 8-K filed May 14, 2024)
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

4.4*	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.2
Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017) (incorporated by reference to Murphy USA Inc's Annual Report on Form 10-K filed February 22, 2017)†

10.3	Murphy USA Inc. 2013 Stock Plan for Non-Employee Directors (incorporated by reference to Murphy USA’s Registration Statement on Form S-8 (File No. 333-191131) filed September 12, 2013)†
10.4
Murphy USA Inc. Supplemental Executive Retirement Plan, as amended and restated, on October 1, 2018 and effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to Murphy USA's Annual Report on Form 10-K filed February 19, 2019)†

10.5	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Exhibit 10.10 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†

10.6	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Exhibit 10.11 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.7	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed on February 19 2021)†
10.8	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Exhibit 10.13 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.9
Credit Agreement, dated as of January 29, 2021, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed February 1, 2021)

10.10
Form of Murphy USA 2013 Long-Term Incentive Plan Option Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.11
Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (February 2023 grants)(incorporated by reference to Exhibit 10.13 to Murphy USA's Inc's Annual Report on Form 10-K filed on February 15, 2023)†

10.12
Form of Murphy USA 2013 Long-Term Incentive Plan Performance Stock Unit Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.14 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.13	Form of Murphy USA 2013 Non-Employee Director Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.15 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†
10.14
Form of Murphy USA 2013 Non-Employee Director Cash Deferral Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.16 Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.15	Murphy USA Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99 to Murphy USA Inc's Registration Statement on Form S-8 (File No. 333-271777) filed May 9, 2023†
10.16
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

10.17*	Form of 2023 Omnibus Incentive Plan Option Grant Agreement†
10.18*	Form of 2023 Omnibus Incentive Plan Performance Share Agreement†
10.19*	Form of 2023 Omnibus Incentive Plan RSU Agreement (Non-Employee Director Award)†
10.20*	Form of 2023 Omnibus Incentive Plan RSU Agreement (Employees)†
10.21
Second Amendment Agreement, dated as of June 26, 2023, to the Credit Agreement dated as of January 29, 2021, as amended as of March 8, 2023, by and among Murphy USA, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent (incorporated by reference to Exhibit 10.5 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)

10.22
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, and effective as of August 14, 2024 (incorporated by reference to Exhibit 10.1 to Murphy USA Inc's Quarterly Report on Form 10-Q filed October 31, 2024)†

19.1*	Murphy USA Inc. Stock Transaction Guidelines
21*	List of Subsidiaries of Murphy USA
22*	List of Subsidiary Guarantors and Issuers of Guaranteed Debt
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
97.1*	Murphy USA Inc. Financial Restatement Compensation Recoupment Policy
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA, Inc.

By:	/s/ R. Andrew Clyde	Date:	February 20, 2025
R. Andrew Clyde, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ David B. Miller
R. Madison Murphy, Chairman and Director	David B. Miller, Director

/s/ R. Andrew Clyde	/s/ Jeanne L. Phillips
R. Andrew Clyde, President and Chief	Jeanne L. Phillips, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Jack T. Taylor
Claiborne P. Deming, Director	Jack T. Taylor, Director

/s/ David L. Goebel	/s/ Rosemary Turner
David L. Goebel, Director	Rosemary Turner, Director

/s/ James W. Keyes	/s/ C. Galagher Jeff
James W. Keyes, Director	C. Galagher Jeff, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ Diane N. Landen	/s/ Donald R. Smith, Jr.
Diane N. Landen, Director	Donald R. Smith, Jr., Vice President,
Chief Accounting Officer and Treasurer
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

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes and schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2024 was $2,813.2 million. Some retail sites may generate negative cash flow or experience events that indicate carrying values might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.
We identified the assessment of impairment triggering events related to certain property, plant and equipment as a critical audit matter. The determination of the asset group level, the evaluation of retail site profitability, and the assessment of retail site specific factors involved challenging auditor judgment, as changes to those factors could have a significant impact on the Company's assessment of an impairment triggering event.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's triggering events assessment process over property, plant and equipment, including controls related to the identification of impairment triggers. We evaluated the asset group level at which the Company's analysis was performed. We assessed the Company's methodology of identifying retail site specific factors to be considered in the triggering events analysis, including length of the time period used by the Company to evaluate retail site profitability to identify triggering events. We also compared the historical cash flows by asset group to the general ledger information to assess the reliability of the information used.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Dallas, Texas
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes and schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Dallas, Texas
February 20, 2025

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$47.0	$117.8
Marketable securities, current	—	7.1
Accounts receivable—trade, less allowance for doubtful accounts of $0.3 in 2024 and $1.3 in 2023, respectively	268.5	336.7
Inventories, at lower of cost or market	401.6	341.2
Prepaid expenses and other current assets	31.0	23.7
Total current assets	748.1	826.5
Marketable securities, non-current	—	4.4
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,931.4 in 2024 and $1,739.2 in 2023, respectively	2,813.2	2,571.8
Operating lease right of use assets, net	492.9	452.1
Intangible assets, net of amortization	139.5	139.8
Goodwill	328.0	328.0
Other assets	19.9	17.5
Total assets	$4,541.6	$4,340.1

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.7	$15.0
Trade accounts payable and accrued liabilities	874.4	834.7
Income taxes payable	57.8	23.1
Total current liabilities	947.9	872.8

Long-term debt, including capitalized lease obligations	1,832.7	1,784.7
Deferred income taxes	343.4	329.5
Asset retirement obligations	49.1	46.1
Non-current operating lease liabilities	496.3	450.3
Deferred credits and other liabilities	32.1	27.8
Total liabilities	3,701.5	3,511.2
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2024 and 2023, respectively)	0.5	0.5
Treasury stock (26,750,846 and 25,929,836 shares held at December 31, 2024 and 2023, respectively)	(3,391.3)	(2,957.8)
Additional paid in capital (APIC)	487.5	508.1
Retained earnings	3,743.4	3,278.1
Total stockholders' equity	840.1	828.9
Total liabilities and stockholders' equity	$4,541.6	$4,340.1
See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2024	2023	2022
Operating Revenues
Petroleum product sales [1]	$15,891.8	$17,104.4	$19,230.1
Merchandise sales	4,214.8	4,089.3	3,903.2
Other operating revenues	137.7	335.7	312.8
Total operating revenues	20,244.3	21,529.4	23,446.1
Operating Expenses
Petroleum product cost of goods sold [1]	14,556.4	15,929.7	17,910.1
Merchandise cost of goods sold	3,381.1	3,285.9	3,136.1
Store and other operating expenses	1,064.6	1,014.8	976.5
Depreciation and amortization	248.0	228.7	220.4
Impairment of properties	8.2	—	—
Selling, general and administrative	235.4	240.5	232.5
Accretion of asset retirement obligations	3.2	3.0	2.7
Acquisition related costs	—	—	1.5
Total operating expenses	19,496.9	20,702.6	22,479.8

Gain (loss) on sale of assets	(4.5)	(0.8)	2.1
Income (loss) from operations	742.9	826.0	968.4
Other income (expense)
Investment income	6.4	6.9	3.0
Interest expense	(97.1)	(98.5)	(85.3)
Other nonoperating income (expense)	(0.6)	—	(2.3)
Total other income (expense)	(91.3)	(91.6)	(84.6)
Income before income taxes	651.6	734.4	883.8
Income tax expense (benefit)	149.1	177.6	210.9
Net Income	$502.5	$556.8	$672.9
Basic and Diluted Earnings Per Common Share:
Basic	$24.47	$25.91	$28.63
Diluted	$24.11	$25.49	$28.10
Weighted-average shares outstanding (in thousands):
Basic	20,533	21,493	23,506
Diluted	20,842	21,843	23,950
Supplemental information:
[1] Includes excise taxes of:	$2,334.9	$2,291.2	$2,180.2

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Net income	$502.5	$556.8	$672.9

Other comprehensive income (loss), net of tax
Interest rate swap:
Marketable securities:
Unrealized gain (loss)	—	0.1	—
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	—	0.6	0.9
	—	0.7	0.9
Deferred income tax expense (benefit)	—	0.2	0.2
Other comprehensive income (loss)	—	0.5	0.7
Comprehensive income	$502.5	$557.3	$673.6

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Operating Activities
Net income	$502.5	$556.8	$672.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	248.0	228.7	220.4
Impairment of properties	8.2	—	—
Deferred and noncurrent income tax charges (benefits)	14.0	2.0	31.5
Accretion of asset retirement obligations	3.2	3.0	2.7
Amortization of discount on marketable securities	(0.2)	(0.4)	(0.1)
(Gains) losses from sale of assets	4.5	0.8	(2.1)
Net (increases) decrease in noncash operating working capital	32.8	(42.1)	44.8
Other operating activities - net	34.6	35.2	24.6
Net cash provided (required) by operating activities	847.6	784.0	994.7
Investing Activities
Property additions	(458.1)	(335.6)	(305.3)
Proceeds from sale of assets	2.0	2.4	8.8
Investment in marketable securities	—	(12.8)	(22.2)
Redemptions of marketable securities	11.5	24.0	—
Other investing activities - net	(1.2)	(1.6)	(0.6)
Net cash provided (required) by investing activities	(445.8)	(323.6)	(319.3)
Financing Activities
Purchase of treasury stock	(445.7)	(333.2)	(806.4)
Dividends paid	(36.8)	(33.4)	(29.9)
Borrowings of debt	707.0	8.0	5.0
Repayments of debt	(666.7)	(23.4)	(20.2)
Amounts related to share-based compensation	(30.4)	(21.1)	(19.8)
Net cash provided (required) by financing activities	(472.6)	(403.1)	(871.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(70.8)	57.3	(195.9)
Cash, cash equivalents and restricted cash at January 1	117.8	60.5	256.4
Cash, cash equivalents and restricted cash at December 31	$47.0	$117.8	$60.5

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2021	46,767,164	$0.5	$(1,839.3)	$534.8	$2,112.4	$(1.2)	$807.2
Net income	—	—	—	—	672.9	—	672.9
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.7	0.7
Cash dividends declared, ($1.27 per share)	—	—	—	—	(29.9)	—	(29.9)
Dividend equivalent units accrued	—	—	—	0.3	(0.3)	—	—
Purchase of treasury stock	—	—	(806.4)	—	—	—	(806.4)
Issuance of treasury stock	—	—	12.4	(12.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(19.8)	—	—	(19.8)
Share-based compensation expense	—	—	—	16.0	—	—	16.0
Balance as of December 31, 2022	46,767,164	0.5	(2,633.3)	518.9	2,755.1	(0.5)	640.7
Net income	—	—	—	—	556.8	—	556.8
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.5	0.5
Cash dividends declared, ($1.55 per share)	—	—	—	—	(33.4)	—	(33.4)
Dividend equivalent units accrued	—	—	—	0.4	(0.4)	—	—
Purchase of treasury stock	—	—	(336.2)	—	—	—	(336.2)
Issuance of treasury stock	—	—	11.7	(11.9)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(21.1)	—	—	(21.1)
Share-based compensation expense	—	—	—	21.8	—	—	21.8
Balance as of December 31, 2023	46,767,164	0.5	(2,957.8)	508.1	3,278.1	—	828.9
Net income	—	—	—	—	502.5	—	502.5
Cash dividends declared, ($1.79 per share)	—	—	—	—	(36.8)	—	(36.8)
Dividend equivalent units accrued	—	—	—	0.4	(0.4)	—	—
Purchase of treasury stock	—	—	(446.6)	—	—	—	(446.6)
Issuance of treasury stock	—	—	13.1	(13.5)	—	—	(0.4)
Amounts related to share-based compensation	—	—	—	(30.4)	—	—	(30.4)
Share-based compensation expense	—	—	—	22.9	—	—	22.9
Balance as of December 31, 2024	46,767,164	$0.5	$(3,391.3)	$487.5	$3,743.4	$—	$840.1

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

The business of Murphy USA Inc. and its subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) primarily consists of the U.S. retail marketing business that was separated from its former parent company, Murphy Oil Corporation (“Murphy Oil”), plus other assets, liabilities and operating expenses of Murphy Oil that were associated with supporting the activities of the U.S. retail marketing operations.  Murphy USA was incorporated in March 2013. The separation was approved by the Murphy Oil board of directors on August 7, 2013, and was completed on August 30, 2013 through the distribution of 100% of the outstanding capital stock of Murphy USA to holders of Murphy Oil common stock on the record date of August 21, 2013. Following the separation, Murphy USA is an independent, publicly traded company, and Murphy Oil retains no ownership interest in Murphy USA. On January 29, 2021, the Company acquired 100% of Quick Chek Corporation ("QuickChek" or "QC"), a privately held convenience store chain with a strong regional brand that consisted of 156 stores at the time of acquisition, located in New Jersey and New York, in an all-cash transaction.

Murphy USA markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At December 31, 2024, the Company had a total of 1,757 Company stores in 27 states, of which 1,601 were branded as Murphy and 156 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiaries use a weekly retail calendar where each quarter has 13 weeks. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. For 2023, the QuickChek results cover the period December 31, 2022 to December 29, 2023. The difference in the timing of the period ends is immaterial to the overall consolidated results.

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

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell arrangement based on location or quality differences. The Company accounts for such transactions as non-monetary exchanges under existing accounting guidance and typically reports these on a net basis in its Consolidated Statements of Income. See Note 3 "Revenues" for additional information.

SHIPPING AND HANDLING COSTS – Costs incurred for the shipping and handling of motor fuel are included in Petroleum product cost of goods sold in the Consolidated Statements of Income. Costs incurred for the shipping and handling of convenience store merchandise are included in Merchandise cost of goods sold in the Consolidated Statements of Income.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENT AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in Operating Revenues and Operating Expenses in the Consolidated Statements of Income. Excise taxes on petroleum products collected and remitted were $2.3 billion in 2024, $2.3 billion in 2023, and $2.2 billion in 2022.

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 3 to 25 years. Gasoline stores,

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvements to gasoline stores and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $4.2 million in 2024, $2.4 million in 2023 and $1.1 million in 2022.

The Company has undertaken like-kind exchange ("LKE") transactions under the Federal tax code in an effort to acquire and sell real property in a tax efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacements assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of similar properties. At December 31, 2024 and 2023, the Company had no open LKE transactions with an intermediary.

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
IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment and finite-lived assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested annually. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. In 2024, the company recognized impairment charges of $8.2 million and had no impairment charges in both 2023 and 2022.
ASSET RETIREMENT OBLIGATIONS – The Company records a liability for asset retirement obligations (“ARO”) equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. The ARO liability is estimated using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value, and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling service stores and site restoration are charged against the related liability. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability is recognized as a gain or loss in the Company’s Consolidated Statements of Income.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has elected to classify any interest expense and penalties related to the underpayment of income taxes in Income tax expense in the Consolidated Statements of Income.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and therefore, recognize changes in the fair value of the contract in earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in AOCI is recognized immediately in earnings. If a hedge is de-designated, hedge accounting will no longer apply and from that time the gain and losses will be recognized in earnings and any accumulated amounts in other comprehensive income will be amortized to earnings over the remaining life of the underlying instrument. See Note 14 "Financial Instruments and Risk Management" and Note 17 "Assets and Liabilities Measured at Fair Value" for further information about the Company’s derivatives.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Marketing Segment
Petroleum product sales (at retail)[1]	$14,417.5	$15,279.9	$17,198.9
Petroleum product sales (at wholesale)[1]	1,474.3	1,824.5	2,031.2
Total petroleum product sales	15,891.8	17,104.4	19,230.1
Merchandise sales	4,214.8	4,089.3	3,903.2
Other operating revenues:
RINs	129.6	328.6	305.8
Other revenues[2]	7.5	6.6	6.3
Total marketing segment revenues	20,243.7	21,528.9	23,445.4
Corporate and Other Assets	0.6	0.5	0.7
Total revenues	$20,244.3	$21,529.4	$23,446.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QC rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at December 31, 2024 and 2023 were immaterial.

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

Accounts receivable

Trade accounts receivable on the Consolidated Balance Sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2024 and 2023, we had $110.5 million and $178.2 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales from our customers, which have a very short settlement window.

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2024	2023
Petroleum products - FIFO basis	$353.3	$331.2
Store merchandise for resale - FIFO basis	226.5	209.1
Less LIFO reserve	(189.1)	(212.1)
Total petroleum products and store merchandise inventory	390.7	328.2
Materials and supplies	10.9	13.0
Total inventories	$401.6	$341.2

At December 31, 2024 and 2023, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $189.1 million and $209.7 million, respectively, and for store merchandise for resale this amount was zero and $2.4 million at December 31, 2024 and 2023, respectively.

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

The Company held no marketable securities at December 31, 2024. The amortized cost and carrying value (fair value) of marketable securities and the balance sheet location at December 31, 2023 consist of the following:

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

There was no impairment on any available-for-sale marketable securities as of December 31, 2024 or December 31, 2023.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property, Plant and Equipment

		December 31, 2024		December 31, 2023
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$674.6	$674.6	$655.7	$655.7
Real estate finance leases	1 to 40 years	150.9	100.8	149.2	110.9
Pipeline and terminal facilities	3 to 25 years	99.2	57.1	93.8	49.9
Retail gasoline stores	3 to 50 years	3,498.7	1,826.3	3,136.3	1,623.7
Buildings	20 to 45 years	75.4	43.8	74.9	46.7
Other	3 to 20 years	245.8	110.6	201.1	84.9
		$4,744.6	$2,813.2	$4,311.0	$2,571.8

Depreciation expense of $247.0 million, $227.7 million and $219.4 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7 – Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

	December 31,
(Millions of dollars)	2024	2023
Goodwill	$328.0	$328.0

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

Intangible assets subject to amortization at December 31, 2024 and 2023 consisted of the following:

	Remaining Useful Life (in years)	December 31, 2024		December 31, 2023
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	30.7	$39.6	$30.7	$39.6	$31.7
Intangible lease liability	9.4	(9.1)	(6.6)	(9.1)	(7.3)
Total intangible assets subject to amortization		30.5	24.1	30.5	24.4
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.5	$145.9	$139.8

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2024	2023
Trade accounts payable	$518.0	$505.4
Excise taxes/withholdings payable	99.7	108.5
Accrued insurance obligations	59.7	55.9
Accrued taxes other than income	43.2	43.4
Accrued compensation and benefits	39.9	50.1
Accrued capital expenditures	55.1	14.9
Current operating lease liabilities	23.7	22.1
Other	35.1	34.4
Accounts payable and accrued liabilities	$874.4	$834.7

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2024	2023
5.625% senior notes due 2027 (net of unamortized discount of $0.9 at 2024 and $1.3 at 2023)	$299.1	$298.7
4.75% senior notes due 2029 (net of unamortized discount of $3.0 at 2024 and $3.6 at 2023)	497.0	496.4
3.75% senior notes due 2031 (net of unamortized discount of $3.8 at 2024 and $4.4 at 2023)	496.2	495.6
Term loan due 2028 (effective interest rate of 6.44% at 2024 and 7.23% at 2023) net of unamortized discount of $0.4 at 2024 and $0.6 at 2023	385.6	389.4
Revolving credit facility, due 2026 (weighted average interest rate of 7.55% at December 31, 2024	56.0	—
Capitalized lease obligations, autos and equipment, due through 2028	3.2	3.1
Capitalized lease obligations, buildings, due through 2059	116.5	123.6
Unamortized debt issuance costs	(5.2)	(7.1)
Total long-term debt	1,848.4	1,799.7
Less current maturities	15.7	15.0
Total long-term debt, net of current	$1,832.7	$1,784.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the “Term Facility”) (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The outstanding balance of the term loan was $386 million at December 31, 2024 and $390 million at December 31, 2023. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of December 31, 2024, we had $56.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

Interest payable on the Term Facility is based on either:

•the term secured overnight financing rate, plus the applicable Alternative Reference Rate Committee ("ARRC") recommended credit spread adjustment (the “Adjusted Term SOFR Rate”);

or

•the Alternate Base Rate, which is defined as the highest of (a) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate”, (b) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York from time to time plus 0.50% per annum and (c) the one-month Adjusted Term SOFR Rate plus 1.00% per annum, plus, (A) in the case of Adjusted Term SOFR Rate borrowings, a spread of 1.75% per annum and (B) in the case of Alternate Base Rate borrowings, a spread of 0.75% per annum.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2024, our total leverage ratio was 1.80 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $119.6 million, or 4.5% of consolidated net tangible assets over the life of the credit agreement.

All obligations under the credit agreement are guaranteed by Murphy USA and the subsidiary guarantors party thereto, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by certain assets of Murphy USA, Murphy Oil USA, Inc. and the guarantors party to the guarantee and collateral agreement in respect thereof.

Note 10 — Asset Retirement Obligations ("ARO")

The majority of the ARO recognized by the Company at December 31, 2024 and 2023 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table:

	December 31,
(Millions of dollars)	2024	2023
Balance at beginning of period	$46.1	$43.3
Accretion expense	3.2	3.0
Settlement of liabilities	(3.1)	(3.1)
Liabilities incurred	2.9	2.9
Balance at end of period	$49.1	$46.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 11 — Income Taxes

The components of income before income taxes for each of the three years ended December 31, 2024 and income tax expense (benefit) attributable thereto were as follows:

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Income (loss) before income taxes	$651.6	$734.4	$883.8
Income tax expense (benefit)
Federal - Current	$115.5	$141.5	$143.5
Federal - Deferred	11.8	3.5	33.0
State - Current and deferred	21.8	32.6	34.4
Total	$149.1	$177.6	$210.9

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit).

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Income tax expense based on the U.S. statutory tax rate	$136.8	$154.2	$185.6
State income taxes, net of federal benefit	17.3	25.0	28.0
Federal credits	(2.5)	(2.6)	(2.9)
Other, net	(2.5)	1.0	0.2
Total	$149.1	$177.6	$210.9

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2024	2023
Deferred tax assets
Property costs and asset retirement obligations	$7.3	$6.4
Employee benefits	11.7	12.9
Operating leases liability	109.2	99.2
Other deferred tax assets	15.9	13.5
Total gross deferred tax assets	144.1	132.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(Millions of dollars)	2024	2023
Deferred tax liabilities
Accumulated depreciation and amortization	(344.5)	(327.9)
State deferred taxes	(31.2)	(29.4)
Operating leases right of use assets	(103.5)	(94.9)
Other deferred tax liabilities	(8.3)	(9.3)
Total gross deferred tax liabilities	(487.5)	(461.5)
Net deferred tax liabilities	$(343.4)	$(329.5)

In management’s judgment, the deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or utilized by available tax planning strategies.

As of December 31, 2024, the earliest year remaining open for Federal audits and/or settlement is 2021 and for state audits and/or settlement is 2020. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2024 and 2023 is shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2024	2023
Balance at January 1	$0.5	$0.6
Additions for tax positions related to prior years	—	—
Expiration of statutes of limitation	(0.5)	(0.1)
Balance at December 31	$—	$0.5

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2024, 2023 and 2022 included immaterial amounts of interest and penalties, associated with uncertain tax positions.  Of these amounts shown in the table, the amount that represents the unrecognized tax benefits that, if recognized, would impact our effective tax rate were none and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

During the next twelve months, the Company does not expect a material change to the liability for uncertain taxes. Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statements of Income during 2025.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2024, 2023 and 2022 were $5.0 million, $2.9 million and $2.9 million, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Incentive Plans

Equity Awards

The Murphy USA 2013 Long-Term Incentive Plan (the "MUSA 2013 Plan") authorized the Executive Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), dividend equivalent units, cash awards, and performance awards to our employees. No more than 5.5 million shares of MUSA common stock may be delivered under the MUSA 2013 Plan and no more than 1 million shares of common stock may be awarded to any one employee, subject to adjustment for changes in capitalization. The maximum cash amount payable pursuant to any “performance-based” award to any participant in any calendar year is $5.0 million.

On May 4, 2023, the 2023 Omnibus Incentive Compensation Plan (the "MUSA 2023 Plan") was approved by the Company's shareholders and became effective for all future grants for both employees and directors. The MUSA 2023 Plan replaced the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Committee to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1.725 million shares (subject to certain adjustments). During the period from May 4, 2023 to December 31, 2024, the Company granted a total of 112,627 awards from the MUSA 2023 Plan which leaves 1,612,373 remaining shares. At present, the Company expects to issue all shares that vest out of existing treasury shares rather than issuing new common shares.

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

Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2024	2023	2022
Fair value per option grant	$133.91	$88.53	$51.46
Assumptions
Dividend yield	0.4%	0.5%	0.6%
Expected volatility	32.9%	33.1%	32.2%
Risk-free interest rate	4.3%	3.8%	1.8%
Expected life (years)	4.8	4.9	4.7
Stock price at valuation date	$391.54	$263.48	$181.18

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in options outstanding for Company employees during the period from December 31, 2023 to December 31, 2024 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2023	291,050	$139.07
Granted	33,010	$393.03
Exercised	(61,960)	$96.92
Forfeited	(2,350)	$219.10
Outstanding at December 31, 2024	259,750	$180.68	3.5	$83.4

Exercisable at December 31, 2024	164,215	$119.55	2.5	$62.8

Additional information about stock options outstanding at December 31, 2024 is shown below:

			Options Outstanding		Options Exercisable
Range of Exercise Prices per Option			No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$0.00	to	$99.99	35,000	1.1	35,000	1.1
$100.00	to	$149.99	102,990	2.6	102,990	2.6
$150.00	to	$249.99	51,650	4.0	25,425	4.0
$250.00	to	$349.99	37,100	5.0	800	1.3
$350.00	to	$449.99	33,010	6.1	—	—
			259,750	3.5	164,215	2.5

RESTRICTED STOCK UNITS – The Committee has granted time-based RSUs as part of the compensation plan for its executives and certain other employees since its inception. The awards granted in the current year were under the MUSA 2023 Plan, are valued at the grant date fair value, and vest over three years. The Committee has also granted time-based RSUs to the non-employee directors of the Company as part of their overall compensation package for being a member of the Board of Directors, which vest at the end of one year. For annual equity grants to non-employee directors, the directors may elect to defer receipt of their vested RSUs until their service ends. These RSUs are included in the RSU table below, will vest in one year, and will thereafter become deferred stock units.

Changes in RSUs outstanding during the period from December 31, 2023 to December 31, 2024 are presented in the following table:

RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	120,800	$188.37
Granted	34,669	$405.81
Vested and issued	(50,267)	$139.13	$20.6
Forfeited	(6,988)	$247.83
Outstanding at December 31, 2024	98,214	$285.60	$49.3

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the period ended December 31, 2024, we granted 737 DSUs and recorded director expense of $0.3 million related to the grants. At December 31, 2024, there were 1,740 Director DSUs vested and outstanding with an average grant date fair value of $391.55 per unit under the MUSA 2023 Plan.

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

Changes in PSUs outstanding for Company employees during the period from December 31, 2023 to December 31, 2024 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	95,582	$212.38
Granted	60,655	$482.74
Vested and issued	(76,672)	$148.38	$30.0
Forfeited	(2,170)	$261.35
Outstanding at December 31, 2024	77,395	$320.05	$38.8

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

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2023 to December 31, 2024 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2023	23,654	$180.97
Granted	37	$462.56
Vested and issued	(14,255)	$170.82	$5.6
Outstanding at December 31, 2024	9,436	$196.38	$4.7

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. At December 31, 2024 there were 425 Director DSUs outstanding with an average grant date fair value of $258.35 per unit under the 2013 Directors Plan.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the financial statements by the Company with respect to all share-based compensation plans are shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Compensation charged against income before income tax benefit	$22.9	$21.8	$16.0
Related income tax benefit recognized in income	$4.8	$4.6	$3.4

As of December 31, 2024, there was $29.6 million in compensation costs to be expensed over approximately the next 2.0 years related to unvested share-based compensation arrangements granted by the Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $1.1 million, $0.8 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 13 — Employee and Retiree Benefit Plans

THRIFT PLAN – Employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions for Murphy USA eligible employees at 100% of each employee’s contribution with a maximum match of 6%.  In addition, the Company makes profit sharing contributions on an annual basis for Murphy USA employees.  Eligible employees receive a stated percentage of their base and incentive pay of which can range from 3% to 9% based on participant's age, years of service, date of hire, subsidiary organization, or role. The Company maintained the thrift plan of QuickChek on acquisition and matched 100% of the first 3% and 50% of the next 2% contributed by eligible employees in 2022. Beginning in 2023, the QuickChek Corporation 401(k) Retirement and Savings Plan and the Murphy Profit Sharing Plan were merged into the Murphy USA Savings Plan. The Company’s combined expenses related to these plans were $25.9 million in 2024, $23.8 million in 2023 and $17.3 million in 2022. In addition, prior to 2023, eligible part-time employees participated in a noncontributory profit sharing plan in which the Company could make discretionary employer contributions. The Company's expenses related to this plan were $1.6 million in 2022.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan for Murphy USA employees, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly compensated individuals. The liability balances, net of associated assets, were $11.4 million and $7.6 million, at December 31, 2024 and 2023, respectively.

Note 14 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of December 31, 2024, all current commodity derivative activity is immaterial.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were $0.2 million in cash deposits at December 31, 2024 and $1.0 million at December 31, 2023 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at December 31, 2024 and 2023.

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

During the year 2024, the total number of share repurchases were 938,528 common shares for approximately $446.6 million, at an average price of $475.86 per share, including accrued excise taxes, under the 2023 $1.5 billion authorization, leaving approximately $937.8 million remaining available, as of December 31, 2024.

During the years 2023 and 2022, the total number of share repurchases were 1,026,300 common shares for $336.2 million, at an average price of $327.55 per share and 3,328,795 common shares for $806.4 million, at an average price of $242.24 per share, respectively.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
(Millions of dollars, except share and per share amounts)	2024	2023	2022
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$502.5	$556.8	$672.9

Weighted average common shares outstanding (in thousands)	20,533	21,493	23,506

Earnings per common share	$24.47	$25.91	$28.63

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$502.5	$556.8	$672.9

Weighted average common shares outstanding (in thousands)	20,533	21,493	23,506
Common equivalent shares:
Share-based awards	309	350	444
Weighted average common shares outstanding - assuming dilution (in thousands)	20,842	21,843	23,950

Earnings per common share assuming dilution	$24.11	$25.49	$28.10

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2024	2023	2022
Stock Options	28,929	34,133	—
RSUs	13	44	—
PSUs	452	—	—
Total anti-dilutive shares	29,394	34,177	—

Note 16 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income taxes paid (received), net of refunds, were $109.5 million, $128.0 million and $199.7 million for the three years ended December 31, 2024, 2023 and 2022, respectively. Interest paid, net of amounts capitalized, was $93.1 million, $92.3 million and $81.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

CHANGES IN WORKING CAPITAL:

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Accounts receivable	$65.4	$(56.3)	$(84.7)
Inventories	(60.2)	(22.1)	(26.9)
Prepaid expenses and other current assets	(3.1)	25.2	(23.7)
Accounts payable and accrued liabilities	(3.9)	(12.0)	180.1
Income taxes payable	34.6	23.1	—
Net (increase) decrease in noncash operating working capital	$32.8	$(42.1)	$44.8

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 5 "Marketable Securities" in these consolidated financial statements for the period ended December 31, 2024. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in these consolidated financial statements for the period ended December 31, 2024.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable and accrued liabilities approximates fair value. See also Note 14 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended December 31, 2024, for more information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis

The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis, as of December 31, 2024 and 2023:

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets
Fuel derivative	$—	$—	$0.2	$0.2
Other assets
Deferred compensation plan assets	14.9	—	—	14.9

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.3)	—	—	(26.3)
	$(11.4)	$—	$0.2	$(11.2)

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current:
U.S. Government bonds	$—	$3.0	$—	$3.0
U.S. Corporate bonds	—	4.1	—	4.1
Prepaid expenses and other current assets
Fuel derivative	—	—	0.6	0.6
Marketable securities, non-current
U.S. Corporate bonds	—	2.9	—	2.9
Non U.S. Corporate bonds	—	1.5	—	1.5
Other assets
Deferred compensation plan assets	12.5	—	—	12.5

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(20.2)	—	—	(20.2)
	$(7.7)	$11.5	$0.6	$4.4

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Carrying	Level 2	Carrying	Level 2
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,728.7)	$(1,717.5)	$(1,673.0)	$(1,662.9)

Note 18 – Commitments

The Company leases land, gasoline stores, and other facilities under operating leases.  During the next five years, expected future rental payments under all operating leases are approximately $59.9 million in 2025, $59.9 million in 2026, $59.0 million in 2027, $58.0 million in 2028, and $56.5 million in 2029.

Rental expense for noncancellable operating leases, including contingent payments when applicable, was $66.2 million in 2024, $60.7 million in 2023 and $57.6 million in 2022.

Commitments for capital expenditures were approximately $403.1 million at December 31, 2024, including $350.3 million approved for potential construction of future stores (including land) at year-end, along with $37.8 million for improvements of existing stores, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply terminals with a noncancellable remaining term of 5.8 years. At December 31, 2024, our minimum annual payments under our take-or-pay contracts are estimated to be $8.6 million in 2025 and $6.9 million in 2026, $4.7 million in 2027, $4.7 million in 2028, and $4.7 million in 2029.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from these other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at December 31, 2024, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. EPA currently considers the Company a PRP at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2024. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the City of Charleston, South Carolina and the state of Delaware have filed lawsuits against energy companies, including the Company. These lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. At this stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2024, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $51.8 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2024, the Company had contingent liabilities of $8.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 20 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 2 years or less to 35 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right of use assets and liabilities.

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

Lessee — We lease land for 451 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2024	December 31, 2023
Assets
Operating (Right-of-use)	Operating lease right of use assets, net	$492.9	$452.1
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $56.3 in 2024 and $42.6 in 2023	103.9	113.8
Total leased assets		$596.8	$565.9

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$23.7	$22.1
Finance	Current maturities of long-term debt	11.7	11.0
Noncurrent
Operating	Non-current operating lease liabilities	496.3	450.3
Finance	Long-term debt, including capitalized lease obligations	108.0	115.7
Total lease liabilities		$639.7	$599.1

Lease Cost:		Years Ended December 31,
(Millions of dollars)	Classification	2024	2023	2022
Operating lease cost	Store and other operating expenses	$59.6	$55.1	$52.2
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	14.6	15.0	15.9
Interest on lease liabilities	Interest expense	8.3	8.9	9.1
Net lease costs		$82.5	$79.0	$77.2

Cash Flow Information:	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$53.8	$50.6	$45.6
Operating cash flows required by finance leases	$8.3	$8.9	$9.1
Financing cash flows required by finance leases	$11.7	$11.4	$11.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities:
(Millions of dollars)	Operating leases	Finance leases
2025	$59.9	$19.3
2026	59.9	18.2
2027	59.0	17.0
2028	58.0	16.1
2029	56.5	14.4
After 2029	604.9	92.8
Total lease payments	898.2	177.8
Less: interest	378.2	58.1
Present value of lease liabilities	$520.0	$119.7

Lease Term and Discount Rate:	Year Ended December 31,
2024
Weighted average remaining lease term (years)
Finance leases	11.5
Operating leases	14.9
Weighted average discount rate
Finance leases	6.8%
Operating leases	7.0%

Note 21 — Recent Accounting and Reporting Rules

In December 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures." The amendments in this Update intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements. For operating segment information, see Note 22 “Business Segments.”

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU addresses investor requests for more granular information about an entity’s expenses, allowing investors to better understand performance, prospects for future cash flows, and comparability over time and with other entities. The primary goal is to improve the decision-usefulness of expense information on public companies’ income statements through disaggregation of relevant expense captions in the notes to the financial statements. The amendments in this Update are effective for the Company for annual periods beginning after December 15,

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026, and interim periods in the year beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively or retrospectively. The Company is assessing the impact of the standard on the Company's consolidated financial statements.

Note 22 — Business Segments

We identify reportable segments based on how we manage the company's operations. Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our product supply and wholesale group. As the primary purpose of the product supply and wholesale group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products and have similar economic characteristics. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable segment are included in Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM), who is the Chief Executive Officer.

The CODM evaluates performance and allocates resources for its reportable segment using segment income or loss. This metric is used to evaluate the overall financial performance of the Marketing segment, make operational and strategic decisions, prepare our annual plan, and allocate resources.

The accounting policies for the Marketing segment are consistent with those described in the summary of significant accounting policies. No eliminations are required for the presentation below as virtually all corporate and other costs are allocated to the Marketing segment.

Marketing Segment Information	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Revenues from external customers	$20,243.7	$21,528.9	$23,445.4

Reconciliation of revenue
Other revenues[1]	0.6	0.5	0.7
Total consolidated revenue	$20,244.3	$21,529.4	$23,446.1

Less:[2]
Cost of goods sold	17,937.5	19,215.6	21,046.2
Store and other operating expenses	1,064.4	1,014.6	976.5
Selling, general and administrative	235.4	240.5	232.5
Depreciation and amortization	229.8	211.9	204.8
Other segment items[3]	16.0	3.5	3.4
Interest expense	8.4	8.9	9.0
Segment income before income taxes	$752.2	$833.9	$973.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Segment Information	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Reconciliation of income before income taxes
Income before income taxes	$651.6	$734.4	$883.8
Other (revenues)[1]	(0.6)	(0.5)	(0.7)
Other operating expenses	0.2	0.2	—
Depreciation and amortization	18.2	16.8	15.6
(Gain) loss on sale of assets	(0.1)	0.1	(2.8)
Investment (income) loss	(6.4)	(6.9)	(3.0)
Interest expense	88.7	89.6	76.3
Acquisition related costs	—	—	1.5
Other nonoperating (income) expense	0.6	0.2	2.3
Segment income before income taxes	$752.2	$833.9	$973.0

[1]Revenues from corporate and other assets not included in the reportable segment results.
[2]The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
[3]Other segment items includes: accretion of asset retirement obligations, impairment of properties, (gain) loss on sale of assets and other nonoperating (income) expense

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Year ended December 31, 2024
Accretion of asset retirement obligations	$3.2	$—	$3.2
Deferred and noncurrent income taxes (benefits)	$17.6	$(3.6)	$14.0
Additions to property, plant and equipment	$464.1	$38.9	$503.0
Total assets at year-end	$4,326.8	$214.8	$4,541.6

(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Year ended December 31, 2023
Accretion of asset retirement obligations	$3.0	$—	$3.0
Deferred and noncurrent income taxes (benefits)	$(4.5)	$6.5	$2.0
Additions to property, plant and equipment	$289.5	$54.6	$344.1
Total assets at year-end	$4,061.7	$278.4	$4,340.1

(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Year ended December 31, 2022
Accretion of asset retirement obligations	$2.7	$—	$2.7
Deferred and noncurrent income taxes (benefits)	$35.0	$(3.5)	$31.5
Additions to property, plant and equipment	$279.1	$26.7	$305.8
Total assets at year-end	$3,794.0	$329.2	$4,123.2
[4]Corporate and other assets not included in the reportable segment results.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2024
Deducted from assets accounts
Allowance for doubtful accounts	$1.3	(1.0)	—	$0.3

2023
Deducted from assets accounts
Allowance for doubtful accounts	$0.3	1.0	—	$1.3

2022
Deducted from assets accounts
Allowance for doubtful accounts	$0.1	0.2	—	$0.3