Form 10-Q
period 2025-03-31
Murphy USA Inc.
filed 2025-05-08
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2025 was 19,761,644.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49.4	$47.0
Accounts receivable—trade, less allowance for doubtful accounts of $0.7 and $0.3 at 2025 and 2024, respectively	272.1	268.5
Inventories, at lower of cost or market	364.4	401.6
Prepaid expenses and other current assets	30.5	31.0
Total current assets	716.4	748.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $1,988.5 and $1,931.4 at 2025 and 2024, respectively	2,808.1	2,813.2
Operating lease right of use assets, net	490.3	492.9
Intangible assets, net of amortization	139.5	139.5
Goodwill	328.0	328.0
Other assets	20.2	19.9
Total assets	$4,502.5	$4,541.6

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15.6	$15.7
Trade accounts payable and accrued liabilities	855.6	874.4
Income taxes payable	20.6	57.8
Total current liabilities	891.8	947.9

Long-term debt, including capitalized lease obligations	1,974.2	1,832.7
Deferred income taxes	342.0	343.4
Asset retirement obligations	49.3	49.1
Non-current operating lease liabilities	494.4	496.3
Deferred credits and other liabilities	31.2	32.1
Total liabilities	3,782.9	3,701.5
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2025 and 2024, respectively)	0.5	0.5
Treasury stock (27,005,520 and 26,750,846 shares held at 2025 and 2024, respectively)	(3,534.1)	(3,391.3)
Additional paid in capital (APIC)	466.5	487.5
Retained earnings	3,786.7	3,743.4
Total stockholders' equity	719.6	840.1
Total liabilities and stockholders' equity	$4,502.5	$4,541.6

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2025	2024
Operating Revenues
Petroleum product sales[1]	$3,489.8	$3,811.7
Merchandise sales	999.4	1,000.7
Other operating revenues	36.2	31.3
Total operating revenues	4,525.4	4,843.7

Operating Expenses
Petroleum product cost of goods sold[1]	3,238.3	3,556.1
Merchandise cost of goods sold	803.5	809.1
Store and other operating expenses	266.1	252.1
Depreciation and amortization	68.2	58.7
Selling, general and administrative	60.1	62.1
Accretion of asset retirement obligations	0.9	0.8
Total operating expenses	4,437.1	4,738.9

Gain (loss) on sale of assets	(0.3)	0.4
Income (loss) from operations	88.0	105.2

Other income (expense)
Investment income (expense)	(0.1)	1.2
Interest expense	(25.4)	(24.9)
Other nonoperating income (expense)	(0.6)	0.4
Total other income (expense)	(26.1)	(23.3)
Income before income taxes	61.9	81.9
Income tax expense (benefit)	8.7	15.9
Net Income	$53.2	$66.0

Basic and Diluted Earnings Per Common Share:
Basic	$2.67	$3.17
Diluted	$2.63	$3.12
Weighted-Average Common Shares Outstanding (in thousands):
Basic	19,929	20,814
Diluted	20,204	21,162
Supplemental information:
[1] Includes excise taxes of:	$551.8	$558.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
Net income	$53.2	$66.0

Other comprehensive income (loss), net of tax
Interest rate swap:
Reclassifications:
Other comprehensive income (loss)	—	—
Comprehensive income	$53.2	$66.0

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$53.2	$66.0
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities
Depreciation and amortization	68.2	58.7
Deferred and noncurrent income tax charges (benefits)	(1.4)	(0.5)
Accretion of asset retirement obligations	0.9	0.8
Amortization of discount on marketable securities	—	(0.1)
(Gains) losses from sale of assets	0.3	(0.4)
Net (increase) decrease in noncash operating working capital	0.3	4.2
Other operating activities - net	7.0	7.3
Net cash provided (required) by operating activities	128.5	136.0
Investing Activities
Property additions	(87.8)	(76.2)
Proceeds from sale of assets	0.3	1.0
Redemptions of marketable securities	—	1.0
Other investing activities - net	(0.2)	(0.7)
Net cash provided (required) by investing activities	(87.7)	(74.9)
Financing Activities
Purchase of treasury stock	(150.0)	(86.4)
Dividends paid	(9.8)	(8.8)
Borrowings of debt	670.0	—
Repayments of debt	(530.0)	(3.9)
Amounts related to share-based compensation	(18.6)	(23.1)
Net cash provided (required) by financing activities	(38.4)	(122.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2.4	(61.1)
Cash, cash equivalents, and restricted cash at beginning of period	47.0	117.8
Cash, cash equivalents, and restricted cash at end of period	$49.4	$56.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2023	46,767,164	$0.5	$(2,957.8)	$508.1	$3,278.1	$—	$828.9
Net income	—	—	—	—	66.0	—	66.0
Cash dividends declared ($0.42 per share)	—	—	—	—	(8.8)	—	(8.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(86.9)	—	—	—	(86.9)
Issuance of treasury stock	—	—	11.0	(11.1)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(23.1)	—	—	(23.1)
Share-based compensation expense	—	—	—	5.6	—	—	5.6
Balance as of March 31, 2024	46,767,164	$0.5	$(3,033.7)	$479.6	$3,335.2	$—	$781.6

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2024	46,767,164	$0.5	$(3,391.3)	$487.5	$3,743.4	$—	$840.1
Net income	—	—	—	—	53.2	—	53.2
Cash dividends declared ($0.49 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(151.2)	—	—	—	(151.2)
Issuance of treasury stock	—	—	8.4	(8.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(18.6)	—	—	(18.6)
Share-based compensation expense	—	—	—	5.9	—	—	5.9
Balance as of March 31, 2025	46,767,164	$0.5	$(3,534.1)	$466.5	$3,786.7	$—	$719.6

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At March 31, 2025, the Company had a total of 1,761 Company stores of which 1,607 were branded as Murphy and 154 were the QuickChek brand. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock. Murphy USA Inc., Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiary uses a weekly retail calendar where each quarter has 13 weeks. For the three month period ended March 31, 2025, the QuickChek results covered the period December 28, 2024 to March 28, 2025. For the three month period ended March 31, 2024, the QuickChek results covered the period December 30, 2023 to March 29, 2024. The difference in timing of the period ends is immaterial to the overall consolidated results.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2024, 2023 and 2022, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 20, 2025.

Recently Issued Accounting Standards—

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." This ASU intends to enhance income tax disclosures, under Topic 740, to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this Update are effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company has determined this will not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU addresses investor requests for more granular information about an entity’s expenses, allowing investors to better understand performance, prospects for future cash flows, and comparability over time and with other entities. The primary goal is to improve the decision-usefulness of expense information on public companies’ income statements through disaggregation of relevant expense captions in the notes to the financial statements. The amendments in this Update are effective for the Company for annual periods beginning after December 15, 2026,

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and interim periods in the year beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively or retrospectively. The Company is assessing the impact of the standard on the Company's consolidated financial statements.

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

The following tables disaggregate our revenues by major source for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail) [1]	$3,154.9	$—	$3,154.9	$3,427.6	$—	$3,427.6
Petroleum product sales (at wholesale) [1]	334.9	—	334.9	384.1	—	384.1
Total petroleum product sales	3,489.8	—	3,489.8	3,811.7	—	3,811.7
Merchandise sales	999.4	—	999.4	1,000.7	—	1,000.7
Other operating revenues:
RINs	34.9	—	34.9	29.4	—	29.4
Other revenues [2]	1.2	0.1	1.3	1.8	0.1	1.9
Total revenues	$4,525.3	$0.1	$4,525.4	$4,843.6	$0.1	$4,843.7

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

Merchandise sales. For our retail store locations, the revenue related to merchandise sales is recognized as the customer completes their purchase at our locations. The transaction price typically includes some portion of sales tax as levied in the respective jurisdictions. Those taxes that are collected for remittance to governmental entities on a pass-through basis are not recognized as revenue and they are recorded to a liability account until they are paid. As noted previously, a mixture of payment types are used for these revenues and the same terms for credit/debit card receivables are realized.

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at March 31, 2025 and December 31, 2024 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2025 and December 31, 2024, we had $126.7 million and $110.5 million of receivables, respectively, related to contracts with customers recorded. All of the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2025	December 31, 2024
Petroleum products - FIFO basis	$337.9	$353.3
Store merchandise for resale - FIFO basis	225.4	226.5
Less LIFO reserve	(209.5)	(189.1)
Total petroleum products and store merchandise inventory	353.8	390.7
Materials and supplies	10.6	10.9
Total inventories	$364.4	$401.6

At March 31, 2025 and December 31, 2024, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $209.5 million and $189.1 million, respectively.

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

The Company held no marketable securities at March 31, 2025 or December 31, 2024.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	March 31, 2025	December 31, 2024
Goodwill	$328.0	$328.0

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at March 31, 2025 and December 31, 2024 consisted of the following:

	Remaining Useful Life (in years)	March 31, 2025		December 31, 2024
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	30.4	$39.6	$30.4	$39.6	$30.7
Intangible lease liability	9.2	(9.1)	(6.3)	(9.1)	(6.6)
Total intangible assets subject to amortization		30.5	24.1	30.5	24.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.5	$145.9	$139.5

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2025	December 31, 2024
5.625% senior notes due 2027 (net of unamortized discount of $0.8 at March 31, 2025 and $0.9 at December 31, 2024)	$299.2	$299.1
4.75% senior notes due 2029 (net of unamortized discount of $2.8 at March 31, 2025 and $3.0 at December 31, 2024)	497.2	497.0
3.75% senior notes due 2031 (net of unamortized discount of $3.7 at March 31, 2025 and $3.8 at December 31, 2024)	496.3	496.2
Term loan due 2028 (effective interest rate of 6.21% at March 31, 2025 and 6.44% at December 31, 2024) net of unamortized discount of $0.4 at March 31, 2025 and $0.4 at December 31, 2024	384.6	385.6
Revolving credit facility, due 2026 (weighted average interest rate of 6.59% at March 31, 2025)	200.0	56.0
Capitalized lease obligations, autos and equipment, due through 2028	3.1	3.2
Capitalized lease obligations, buildings, due through 2059	114.0	116.5
Unamortized debt issuance costs	(4.6)	(5.2)
Total long-term debt	1,989.8	1,848.4
Less current maturities	15.6	15.7
Total long-term debt, net of current	$1,974.2	$1,832.7

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

Revolving Credit Facility and Term Loan

The following discussion summarizes the terms of our credit agreement in effect as of March 31, 2025. As disclosed in "Note 17 - Subsequent Events," the Company refinanced its Credit Facilities on April 7, 2025.

Our credit agreement consists of both a cash flow revolving credit facility and a senior secured term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $400 million (the "Term Facility") (which was borrowed in full on January 29, 2021) and revolving credit commitments in an aggregate amount equal to $350 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $385 million at March 31, 2025 and $386 million at December 31, 2024. The term loan is due January 2028, and we are required to make quarterly principal payments of $1 million, which began on July 1, 2021. As of March 31, 2025, we had $200.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2025, our total leverage ratio was 1.96 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of $120.5 million or 4.5% of consolidated net tangible assets over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2025 and December 31, 2024 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2025	December 31, 2024
Balance at beginning of period	$49.1	$46.1
Accretion expense	0.9	3.2
Settlements of liabilities	(0.7)	(3.1)
Liabilities incurred	—	2.9
Balance at end of period	$49.3	$49.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three months ended March 31, 2025 and 2024, the Company’s approximate effective tax rates were as follows:

	2025	2024
Three Months Ended March 31,	14.1%	19.4%

In the three months ended March 31, 2025, the Company recognized approximately $2.6 million of excess tax benefits related to stock compensation for employees, $3.8 million of benefit for purchased Federal energy tax credits, and $0.5 million in other discrete tax benefits. For the three months ended March 31, 2024, the Company recognized approximately $4.2 million of excess tax benefits related to stock compensation for employees and $0.1 million in other discrete tax benefits.

As of March 31, 2025, the earliest year remaining open for Federal audits and/or settlement is 2021 and for state audits and/or settlement is 2020.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value ("FMV") on the date of the grant and fixes the option term at no more than 7 years from such date. Most of the nonqualified stock options granted in 2025 to certain employees by the Committee were granted in February 2025.  The Black-Scholes valuation for these awards was $154.07 per option.

Assumptions used to value awards:
Dividend yield	0.39%
Expected volatility	27.9%
Risk-free interest rate	4.5%
Expected life (years)	4.8
Stock price at valuation date	$492.22

Changes in options outstanding for Company employees during the period from December 31, 2024 to March 31, 2025 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2024	259,750	$180.68
Granted	28,900	$492.22
Exercised	(3,450)	$201.46
Forfeited	(900)	$320.40
Outstanding at March 31, 2025	284,300	$211.65	3.6	$74.0

Exercisable at March 31, 2025	205,540	$139.32	2.6	$67.9

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in RSUs outstanding during the period from December 31, 2024 to March 31, 2025 are presented in the following table:

RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	98,214	$285.60
Granted	12,674	$492.34
Vested and issued	(35,556)	$201.38	$16.6
Forfeited	(2,362)	$285.06
Outstanding at March 31, 2025	72,970	$362.23	$34.3

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the three month period ended March 31, 2025, we granted 192 DSUs and recorded director expense of $0.1 million related to the grants. At March 31, 2025, there were 1,931 Director DSUs vested and outstanding with an average grant date fair value of $399.31 per unit under the MUSA 2023 Plan.

PERFORMANCE-BASED RESTRICTED STOCK UNITS – The Committee has granted performance-based restricted stock units (performance units or "PSUs") to its executives and certain other employees.  In February 2025, the Committee awarded PSUs to certain employees.  Half of the PSUs vest based on a three-year return on average capital employed ("ROACE") calculation and the other half vest based on a three-year total shareholder return ("TSR") calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.   For the TSR portion of the awards, the fair value was determined to be $674.28 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $492.22 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in PSUs outstanding for Company employees during the period from December 31, 2024 to March 31, 2025 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	77,395	$320.05
Granted	49,102	$583.25
Vested and issued	(61,288)	$221.39	$29.7
Forfeited	(1,040)	$385.50
Outstanding at March 31, 2025	64,169	$441.72	$30.1

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2024 to March 31, 2025 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	9,436	$196.38
Granted	2	$457.52
Vested and issued	(7,174)	$175.84	$3.5
Outstanding at March 31, 2025	2,264	$261.51	$1.1

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. At March 31, 2025 there were 425 Director DSUs outstanding with an average grant date fair value of $258.35 per unit under the 2013 Directors Plan.

Share-based compensation for the three months ended March 31, 2025 and 2024, was $5.9 million and $5.6 million, respectively. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements was zero and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of March 31, 2025, all current commodity derivative activity is immaterial.

There were $0.2 million cash deposits at March 31, 2025 and December 31, 2024 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2025 or December 31, 2024.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion that expires December 31, 2028, and excludes excise tax. As of March 31, 2025, approximately $787.8 million remained under the 2023 authorization. For the three months ended March 31, 2025, the Company repurchased 321,119 shares of common stock for an average price of $470.80 per share including brokerage fees and excise

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

tax. For the three months ended March 31, 2024, 216,036 shares were repurchased for an average price of $402.14 per share.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2025	2024
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$53.2	$66.0

Weighted average common shares outstanding (in thousands)	19,929	20,814

Earnings per common share	$2.67	$3.17

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2025	2024
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$53.2	$66.0

Weighted average common shares outstanding (in thousands)	19,929	20,814
Common equivalent shares:
Dilutive share-based awards	275	348
Weighted average common shares outstanding - assuming dilution (in thousands)	20,204	21,162

Earnings per common share assuming dilution	$2.63	$3.12

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended March 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2025	2024
Stock Options	47,623	16,597
RSUs	4,912	151
PSUs	9,824	5,689
Total anti-dilutive shares	62,359	22,437

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Cash income tax payments, net of refunds, were $41.7 million for the three-month periods ended March 31, 2025 and cash income taxes received were $0.1 million for the three-month periods ended March 31, 2024. Interest paid, net of amounts capitalized, was $30.0 million and $30.4 million for the three-month periods ended March 31, 2025 and 2024, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Accounts receivable	$(3.7)	$(45.7)
Inventories	37.2	48.6
Prepaid expenses and other current assets	1.1	(5.7)
Accounts payable and accrued liabilities	2.9	(9.3)
Income taxes payable	(37.2)	16.3
Net (increase) decrease in noncash operating working capital	$0.3	$4.2

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended March 31, 2025. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended March 31, 2025, for more information.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets:
Fuel derivative	$—	$—	$0.2	$0.2
Other assets
Deferred compensation plan assets	15.2	—	—	15.2

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(25.8)	—	—	(25.8)
	$(10.6)	$—	$0.2	$(10.4)

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets:
Fuel derivative	$—	$—	$0.2	$0.2
Other assets
Deferred compensation plan assets	14.9	—	—	14.9

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.3)	—	—	(26.3)
	$(11.4)	$—	$0.2	$(11.2)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2025 and December 31, 2024.

	At March 31, 2025		At December 31, 2024
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(1,872.7)	$(1,867.2)	$(1,728.7)	$(1,717.5)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at March 31, 2025, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2025. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2025, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $57.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2025, the Company had contingent liabilities of $8.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Lessee — We lease land for 453 stores, one terminal, and various equipments. Our lease agreements do not contain any material residual value guarantees and approximately 102 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2025	December 31, 2024
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$490.3	$492.9
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $59.5 at March 31, 2025 and $56.3 at December 31, 2024	100.8	103.9
Total leased assets		$591.1	$596.8

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$24.5	$23.7
Finance	Current maturities of long-term debt	11.6	11.7
Noncurrent
Operating	Non-current operating lease liabilities	494.4	496.3
Finance	Long-term debt, including capitalized lease obligations	105.5	108.0
Total lease liabilities		$636.0	$639.7

Lease Cost:		Three Months Ended March 31,
(Millions of dollars)	Classification	2025	2024
Operating lease cost	Store and other operating expenses	$15.7	$14.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.6	3.7
Interest on lease liabilities	Interest expense	2.0	2.1
Net lease costs		$21.3	$19.9

Cash Flow Information:	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$14.7	$13.1
Operating cash flows required by finance leases	$2.0	$2.1
Financing cash flows required by finance leases	$3.0	$2.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at March 31, 2025:
(Millions of dollars)	Operating leases	Finance leases
2025	$45.5	$14.4
2026	60.6	18.3
2027	59.7	17.2
2028	58.7	16.2
2029	57.1	14.4
After 2029	611.7	92.8
Total lease payments	893.3	173.3
Less: interest	374.4	56.2
Present value of lease liabilities	$518.9	$117.1

Lease Term and Discount Rate:	Three Months Ended March 31,
2025
Weighted average remaining lease term (years)
Finance leases	11.3
Operating leases	14.8
Weighted average discount rate
Finance leases	6.8%
Operating leases	7.0%

Note 16 — Business Segments

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketing Segment Information	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Revenues from external customers	$4,525.3	$4,843.6

Reconciliation of revenue
Other revenues[1]	0.1	0.1
Total consolidated revenue	$4,525.4	$4,843.7

Less:[2]
Cost of goods sold	4,041.8	4,365.2
Store and other operating expenses	266.0	252.1
Selling, general and administrative	60.1	62.1
Depreciation and amortization	61.5	54.9
Other segment items[3]	1.2	0.9
Interest expense	1.9	2.1
Segment income before income taxes	$92.8	$106.3

Reconciliation of income before income taxes
Income before income taxes	$61.9	$81.9
Other (revenues)[1]	(0.1)	(0.1)
Other operating expenses	0.1	—
Depreciation and amortization	6.7	3.8
(Gain) loss on sale of assets	—	(0.5)
Investment (income) loss	0.1	(1.2)
Interest expense	23.5	22.8
Other nonoperating (income) expense	0.6	(0.4)
Segment income before income taxes	$92.8	$106.3

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

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended March 31, 2025
Accretion of asset retirement obligations	$0.9	$—	$0.9
Deferred and noncurrent income taxes (benefits)	$(2.0)	$0.6	$(1.4)
Additions to property, plant and equipment	$60.8	$3.2	$64.0

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended March 31, 2024
Accretion of asset retirement obligations	$0.8	$—	$0.8
Deferred and noncurrent income taxes (benefits)	$(0.5)	$—	$(0.5)
Additions to property, plant and equipment	$71.2	$11.0	$82.2

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Assets
	March 31,	December 31,
(Millions of dollars)	2025	2024
Assets
Marketing assets	$4,316.6	$4,326.8
All other assets[4]	185.9	214.8
Total consolidated assets	$4,502.5	$4,541.6
[4]Corporate and other assets not included in the reportable segment results.

Note 17 — Subsequent Events

On April 7, 2025, the Company refinanced its existing credit facility including both the revolving credit facility and the secured term loan. This amended credit agreement provides for a secured term loan of $600 million (which was borrowed in full) and revolving credit commitments of $750 million. The term loan matures seven years from the date of issuance and the revolving credit facility matures in five years. The secured term loan accrues interest at SOFR plus 1.75%, and the revolving credit facility accrues interest, when drawn, at SOFR plus a range of 1.25% to 2.00% depending on a total debt to EBITDA ratio covenant. As part of entering into the amended credit agreement, the amounts drawn under the prior agreement were fully repaid and retired.

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2025 and 2024.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2025 and 2024. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores located in New Jersey and New York that operate under the QuickChek® brand, comprising our Northeast region. At March 31, 2025, we had a total of 1,761 Company stores in 27 states, of which 1,607 were Murphy branded and 154 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments. The financial information presented in this Management’s Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries use a weekly retail calendar where each quarter typically has 13 weeks. For Q1 2025, the QuickChek results cover the period December 28, 2024 to March 28, 2025. For Q1 2024, the QuickChek results cover the period December 30, 2023 to March 29, 2024. The difference in the timing of the period ends is immaterial to the overall consolidated results.

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily, and are volatile. While we generally expect our volumes and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply including the impact of potential tariffs, overall demand and prices of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around nicotine products and e-cigarettes as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q1 2025, crude oil prices experienced moderate volatility with prices ranging from $66 per barrel to $81 per barrel with a average price of $72 per barrel in Q1 2025, compared to an average price of $78 per barrel in Q1 2024. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results which include Renewable Identification Numbers ("RINs")) was 25.4 cents per gallon ("cpg") in Q1 2025, compared to 24.8 cpg in Q1 2024. Retail fuel margin dollars increased 7.1% in the current quarter while retail fuel volumes decreased 1.9% when compared to Q1 2024.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol and bio-diesel) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can impact the revenue received for RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $0.74 per RIN in Q1 2025 compared to $0.57 per RIN in Q1 2024. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2025, we had $1.3 billion of Senior Notes, $200.0 million outstanding under our revolving credit facility and a $385 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. We had additional available capacity under our revolving credit facility, which, following a refinancing effective as of April 7, 2025, provides for up to $750 million of borrowings. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see Significant Sources of Capital in the Capital Resources and Liquidity section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2025 to range from approximately $450 million to $500 million depending on new store construction activity.
We intend to fund the remainder of our capital program in 2025 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facility.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2025, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2025.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited combined financial statements for the year ended December 31, 2024 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2025.

Results of Operations

Consolidated Results

For the three months ended March 31, 2025, the Company reported net income of $53.2 million, or $2.63 per diluted share, on revenue of $4.5 billion.  Net income was $66.0 million for the same period in 2024, or $3.12 per diluted share, on $4.8 billion of revenue.  In the current year quarter, the Company experienced higher total fuel contribution and higher overall merchandise contribution compared to the prior year period, coupled with lower general and administrative expenses and lower income taxes. These benefits were more than offset by higher store operating expenses, higher depreciation and amortization and higher interest expense, resulting in lower net income for Q1 2025 compared to Q1 2024.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Revenues for Q1 2025 decreased $0.3 billion, or 6.6%, compared to the same quarter in 2024.  The decrease in revenues was primarily due to 6.0% lower retail fuel sales prices and a decrease of 1.9% in fuel sales volumes.

Cost of sales in Q1 2025 decreased $0.3 billion, or 7.4%, when compared to Q1 2024.  In the current-year quarter, the decrease was primarily due to lower fuel cost, lower fuel volumes sold and lower merchandise costs.

Store and other operating expenses increased $14.0 million, or 5.6%, in Q1 2025 from Q1 2024, primarily due to higher employee related expenses and maintenance costs at existing stores combined with increases from net new store operating expenses, partially offset by a reduction in payment fees.

Selling, general and administrative ("SG&A") expenses for Q1 2025 decreased $2.0 million, or 3.2%, compared to Q1 2024. The decrease in SG&A costs is primarily due to lower professional fees and employee related costs, partially offset by higher incentive costs in the current quarter.

Depreciation and amortization expense increased $9.5 million in Q1, or 16.2%, when compared to the same period of 2024, primarily due to the increased number of Murphy branded stores with larger formats, raze-and-rebuild activity in the quarter and strategic investments related to technology improvement initiatives in recent years.

The effective income tax rate was approximately 14.1% for Q1 2025 compared to 19.4% in Q1 2024. The rate for the quarter is lower due to excess tax benefits related to share-based compensation and recognition of purchased Federal energy tax credits.

Segment Results

A summary of the Company’s net income by business function follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Marketing segment	$79.1	$85.5
Corporate and other assets	(25.9)	(19.5)
Net Income	$53.2	$66.0

Marketing

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Marketing segment net income for the three months ended March 31, 2025 was lower compared to the same period in 2024 primarily due to:
•Lower retail fuel sales volumes;
•Higher store and other operating expenses;
•Higher depreciation and amortization expenses

The items below partially offset the decrease in net income in the current period:
•Higher total fuel contribution;
•Higher merchandise contribution;
•Lower SG&A expenses;
•Lower income tax expense

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2025	2024

Operating revenues
Petroleum product sales	$3,489.8	$3,811.7
Merchandise sales	999.4	1,000.7
Other operating revenues	36.1	31.2
Total operating revenues	4,525.3	4,843.6

Operating expenses
Petroleum products cost of goods sold	3,238.3	3,556.1
Merchandise cost of goods sold	803.5	809.1
Store and other operating expenses	266.0	252.1
Depreciation and amortization	61.5	54.9
Selling, general and administrative	60.1	62.1
Accretion of asset retirement obligations	0.9	0.8
Total operating expenses	4,430.3	4,735.1

Gain (loss) on sale of assets	(0.3)	(0.1)
Income (loss) from operations	94.7	108.4

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2025	2024

Other income (expense)
Interest expense	(1.9)	(2.1)
Total other income (expense)	(1.9)	(2.1)

Income (loss) before income taxes	92.8	106.3
Income tax expense (benefit)	13.7	20.8
Net income (loss) from operations	$79.1	$85.5

Total nicotine sales revenue same store sales[1,2]	$123.1	$126.2
Total non-nicotine sales revenue same store sales[1,2]	69.3	68.8
Total merchandise sales revenue same store sales[1,2]	$192.4	$195.0
[1]2024 amounts not revised for 2025 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for Murphy Drive Rewards ("MDR") redemptions and excludes change in value of unredeemed MDR points

Store count at end of period	1,761	1,733
Total store months during the period	5,259	5,164

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2024 for the stores being compared in the 2025 versus 2024 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2025	2024
Total retail fuel contribution ($ Millions)	$267.7	$250.0
Total PS&W contribution ($ Millions)	(15.3)	6.7
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	34.9	29.4
Total fuel contribution ($ Millions)	$287.3	$286.1
Retail fuel volume - chain (Million gal)	1,131.2	1,153.1
Retail fuel volume - per store (K gal APSM)[1]	221.3	230.1
Retail fuel volume - per store (K gal SSS)[2]	220.1	227.3
Total fuel contribution (cpg)	25.4	24.8
Retail fuel margin (cpg)	23.7	21.7
PS&W including RINs contribution (cpg)	1.7	3.1
1APSM metric includes all stores open through the date of calculation
[2]2024 amounts not revised for 2025 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Petroleum product sales	$3,489.8	$3,811.7
Less Petroleum product cost of goods sold	(3,238.3)	(3,556.1)
Plus RINs and other (included in Other Operating Revenues line)	35.8	30.5
Total fuel contribution	$287.3	$286.1

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2025	2024
Total merchandise contribution ($ Millions)	$195.9	$191.6
Total merchandise sales ($ Millions)	$999.4	$1,000.7
Total merchandise sales ($K SSS)[1,2]	$192.4	$195.0
Merchandise unit margin (%)	19.6%	19.2%
Nicotine contribution ($K SSS)[1,2]	$18.5	$18.3
Non-nicotine contribution ($K SSS)[1,2]	$19.9	$19.5
Total merchandise contribution ($K SSS)[1,2]	$38.4	$37.8
[1]2024 amounts not revised for 2025 raze-and-rebuild activity
[2]Includes store-level discounts for MDR redemptions and excludes change in value of unredeemed points associated with our loyalty program(s)

Same store sales information compared to APSM metrics:

	Variance from prior year
	Three months ended
	March 31, 2025
	SSS[1]	APSM[2]
Fuel gallons per month	(4.2)%	(3.9)%

Merchandise sales	(1.6%)	(1.9%)
Nicotine sales	(1.5%)	(2.5%)
Non-nicotine sales	(1.8%)	(0.9%)

Merchandise margin	1.0%	0.4%
Nicotine margin	2.8%	0.9%
Non-nicotine margin	(0.6%)	—%
[1]Includes store-level discounts for redemptions and excludes change in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Net income in the Marketing segment for Q1 2025 decreased $6.4 million, to $79.1 million when compared to the Q1 2024 period. Contributions from both fuel and merchandise were higher in the current quarter compared to the prior year period coupled with lower general and administrative expenses and lower income taxes. These benefits were more than offset by higher store operating expenses, higher depreciation and amortization and higher interest expense, resulting in lower net income in Q1 2025 compared to the Q1 2024 period.

Total fuel contribution for Q1 2025, was $287.3 million, an increase of $1.2 million, or 0.4%, compared to Q1 2024. This increase was due to higher retail fuel contribution, which was partially offset by lower contribution from PS&W margins and lower fuel volumes sold in the period when compared to Q1 of 2024. Retail fuel margins on a cpg basis increased 9.2% in Q1 2025 to 23.7 cpg, compared to 21.7 cpg in the prior year period. Total retail fuel volumes decreased 1.9%, and fuel sales volumes on an SSS basis declined 4.2% in Q1 2025 when compared to Q1 2024. Total product supply and wholesale contribution dollars, including RINs, decreased $16.5 million in Q1 2025 when compared to Q1 2024, primarily due to timing and pricing impacts related to market conditions.

Total merchandise sales were $1.3 million lower in Q1 2025 vs Q1 2024, coming in at approximately $1.0 billion in both quarters. Total merchandise contribution in Q1 2025 improved 2.2% compared to Q1 2024, primarily due to favorable sales mix and higher retail prices, combined with increased store count year-over-year. Total SSS merchandise contribution dollars grew 1.0%, which included an increase of 2.8% in nicotine products, partially offset by a 0.6% decrease in non-nicotine products.

Store and other operating expenses increased $13.9 million in Q1 2025 compared to Q1 2024, primarily due to higher employee related expenses and maintenance costs at existing stores combined with net new store operating expenses, partially offset by a reduction in payment fees. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were 5.7% higher, primarily attributable to increased employee related expenses and maintenance costs.

SG&A expenses in Q1 2025 were $2.0 million lower compared to Q1 2024, due primarily to lower professional fees and employee related costs, partially offset by higher incentive costs in the current quarter.

Depreciation and amortization expense increased $6.6 million, or 12.0%, in Q1 2025 compared to Q1 2024 due to the increased number of larger format Murphy branded stores and raze-and-rebuild activity in the quarter.

Corporate and Other Assets

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Loss from continuing operations for Corporate and other assets for Q1 2025 was $25.9 million, compared to a loss of $19.5 million in Q1 2024. The increase from the prior year quarter was primarily due to a $2.9 million increase in depreciation and amortization expense, a $1.3 million reduction in investment income, a $1.0 million reduction in other nonoperating income, a $0.6 million increase in net interest expense and a $0.5 million decrease in gain on sale of assets.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Net income	$53.2	$66.0

Income tax expense (benefit)	8.7	15.9
Interest expense, net of investment income	25.5	23.7
Depreciation and amortization	68.2	58.7
EBITDA	$155.6	$164.3

Accretion of asset retirement obligations	0.9	0.8
(Gain) loss on sale of assets	0.3	(0.4)
Other nonoperating (income) expense	0.6	(0.4)
Adjusted EBITDA	$157.4	$164.3

Capital Resources and Liquidity

Significant Sources of Capital

As of March 31, 2025, we had $49.4 million of cash and cash equivalents. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. Following the refinancing effective as of April 7, 2025, we have a committed cash flow revolving credit facility providing for aggregate borrowings of $750 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. As of March 31, 2025, there was $200.0 million of outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility had $56.0 million of outstanding borrowings at December 31, 2024.

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

Operating Activities

Net cash provided by operating activities was $128.5 million for the three months ended March 31, 2025 and was $136.0 million for the same period of 2024, a decrease of $7.5 million, or 5.5%. The decrease for the three months ended March 31, 2025 is mainly due to a decrease in net income of $12.8 million and a decrease in the amount of cash required from changes in noncash working capital of $3.9 million partially offset by increased depreciation of $9.5 million compared to the same period in 2024.

For the three months ended March 31, 2025, operating cash provided by changes in non-cash operating working capital of $0.3 million was due to a decrease in inventory of $37.2 million due to lower retail prices and volumes, an increase in accounts payable and accrued liabilities of $2.9 million which was related to the timing of payments and a decrease in prepaid expenses of $1.1 million, which was partially offset by a decrease of $37.2 million in income taxes payable due in part to the recognition of Federal energy tax credits in the current year period and the timing of estimated tax payments and an increase in accounts receivable of $3.7 million due to the timing of receipts.

Investing Activities

For the three months ended March 31, 2025, cash required by investing activities was $87.7 million compared to $74.9 million in 2024. The $12.8 million increase in cash required by investing activities in the current year period was primarily due to an increase of $11.6 million in capital expenditures due to the timing of payments for projects and a reduction of $1.0 million in the amount of maturities of marketable securities.

Financing Activities

Financing activities in the three months ended March 31, 2025 required cash of $38.4 million compared to cash of $122.2 million in the three months ended March 31, 2024, a decrease of $83.8 million. The first three months of 2025 included payments of $150.0 million for the repurchase of common shares, which was an increase of $63.6 million compared to repurchases of $86.4 million in the 2024 period. Dividend payments increased $1.0 million in 2025 compared to amounts paid in the first three months of 2024. Net borrowings of debt provided $140.0 million in 2025 compared to net repayments of debt requiring $3.9 million in 2024. Amounts related to share-based compensation required $4.5 million less in cash during 2025 than in 2024.

Dividends

During the three months ended March 31, 2025, the Company paid cash dividend payments of $0.49 per common share, for a total of $9.8 million, compared to the period ended March 31, 2024, in which dividends of $0.42 per common share were paid for total cash dividend payments of $8.8 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On May 1, 2025, the Board of Directors declared a quarterly cash dividend of $0.50 per common share, or $2.00 per share on an annualized basis. The dividend is payable on June 2, 2025, to shareholders of record as of May 12, 2025.

Share Repurchase Program

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred. During the three months ended March 31, 2025, the Company repurchased a total of 321,119 common shares for approximately $151.2 million, at an average price of $470.80 per share, including accrued excise taxes. As of March 31, 2025, we had approximately $787.8 million remaining under our 2023 authorization.

Debt

Our long-term debt at March 31, 2025 and December 31, 2024 was as set forth below:

(Millions of dollars)	March 31, 2025	December 31, 2024
5.625% senior notes due 2027 (net of unamortized discount of $0.8 at March 31, 2025 and $0.9 at December 31, 2024)	$299.2	$299.1
4.75% senior notes due 2029 (net of unamortized discount of $2.8 at March 31, 2025 and $3.0 at December 31, 2024)	497.2	497.0
3.75% senior notes due 2031 (net of unamortized discount of $3.7 at March 31, 2025 and $3.8 at December 31, 2024)	496.3	496.2
Term loan due 2028 (effective interest rate of 6.21% at March 31, 2025 and 6.44% at December 31, 2024) net of unamortized discount of $0.4 at March 31, 2025 and $0.4 at December 31, 2024	384.6	385.6
Revolving credit facility, due 2026 (weighted average interest rate of 6.59% at March 31, 2025)	200.0	56.0
Capitalized lease obligations, autos and equipment, due through 2028	3.1	3.2
Capitalized lease obligations, buildings, due through 2059	114.0	116.5
Less unamortized debt issuance costs	(4.6)	(5.2)
Total notes payable, net	1,989.8	1,848.4
Less current maturities	15.6	15.7
Total long-term debt, net of current	$1,974.2	$1,832.7

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

Following a refinancing effective as of April 7, 2025, the credit agreement provides for a senior secured term loan in an aggregate principal amount of $600 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities").

The Term Facility amortizes in quarterly installments at a rate of 1.00% per annum. Pursuant to the credit agreement, the applicable margin, (A) in the case of Adjusted SOFR Rate borrowings, (i) with respect to the Revolving Facility, ranges from 1.25% to 2.00% per annum depending on a total debt to EBITDA ratio and (ii) with respect to the Term Facility, is 1.75% per annum and (B) in the case of Alternate Base Rate borrowings (i) with respect to the Revolving Facility, ranges from 0.25% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the Term Facility, is 0.75% per annum..

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The credit agreement also contains customary events of default.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three months ended March 31, 2025, and accounted for the vast majority of our total assets as of March 31, 2025. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

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

The following table outlines our capital spending and investments by segment for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Marketing:
Company stores	$49.3	$61.6
Terminals	0.2	0.9
Maintenance capital	11.3	8.7
Corporate and other assets	3.2	11.0
Total	$64.0	$82.2

We currently expect capital expenditures for the full year 2025 to range from approximately $450 million to $500 million, including $350 million to $390 million for retail growth, approximately $65 million to $70 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for more information.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as evolving trade policies and the imposition of reciprocal tariffs and the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future nicotine or e-cigarette legislation and any other efforts that make purchasing nicotine products more costly or difficult could hurt our revenues and impact gross margins; our ability to successfully expand our food and beverage offerings; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent Annual Report on Form 10-K, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2025 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $385 million and to our revolving credit facility which had $200.0 million of outstanding borrowings at March 31, 2025. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at March 31, 2025.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited combined financial statements for the year ended December 31, 2024 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2025.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2025.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2025, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2025 to January 31, 2025	—	$—	—	$937,840,035
February 1, 2025 to February 28, 2025	233,069	$466.23	233,069	$829,175,946
March 1, 2025 to March 31, 2025	88,050	$469.46	88,050	$787,840,180
Three Months Ended March 31, 2025	321,119	$467.12	321,119	$787,840,180

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
Donald R. Smith Jr., Vice President,
Chief Accounting Officer and Treasurer

May 8, 2025

EXHIBIT INDEX
Exhibit Number	Description
10.1
Refinancing Facility Agreement, dated as of April 7, 2025, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA Inc.'s Current Report on Form 8-K filed April 11, 2025)

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