Form 10-K
period 2025-12-31
Murphy USA Inc.
filed 2026-02-18
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark one)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis on incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2025), based on the closing price on that date of $406.80 was $7,848,130,000.

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2026 was 18,535,347.

                Documents incorporated by reference:
Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders will be incorporated by reference in Part III herein.

2

MURPHY USA INC.
TABLE OF CONTENTS – 2025 Form 10-K

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
Our business consists primarily of the marketing of retail motor fuel products and convenience merchandise through a network of 1,800 retail stores located in 27 states, of which 1,649 were branded as Murphy stores and 151 were branded as QuickChek stores. The majority of our existing and new-to-industry ("NTI") retail gasoline stores operate under the brand names of Murphy USA and Murphy Express. Plans are underway to transition all existing Murphy Express branded stores to the Murphy USA brand name. These locations operate within close proximity to Walmart stores or within preferred markets across 25 states in the Southeast, Southwest, and Midwest regions of the United States. We also operate a combination of convenience stores and convenience stores with retail gasoline located in New Jersey and New York under the brand name of QuickChek and comprises our Northeast region. In addition, we market fuel to unbranded wholesale customers through a mixture of Company-owned and third-party product distribution terminals and pipeline positions. We are an independent publicly traded company, with low-price, high-volume fuel retail outlets selling convenience merchandise through low-cost small store formats and kiosks, as well as larger format stores that have a broader range of merchandise and food and beverage offerings which are driven by key strategic relationships and experienced management.

Our business is subject to various risks. For a description of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Information about our operations, properties and business segments, including revenues by class of products are provided on pages 32 through 47, F-11, F-15, F-17, and F-35 through F-37 of this Annual Report on Form 10-K.

Our Competitive Strengths

Our business foundation is built around five reinforcing strengths which we believe provide us a competitive advantage over our peers. These strengths support our Company vision which is to “Deliver every day the quickest, most friendly service and a low-price value proposition to our growing customer base for the products and markets we serve.”
Strategic proximity to and complementary relationship with Walmart
Of our network of 1,800 retail stores, the majority are situated on prime locations located near Walmart stores. We believe our proximity to Walmart stores generates significant traffic to our existing retail stores while our competitively priced gasoline and convenience offerings appeal to our shared customers. We continue to collaborate with Walmart on fuel discount programs, mainly Walmart+, which we believe enhances the customer value proposition as well as the competitive position of both Murphy USA and Walmart.
Winning proposition with value-conscious consumers
Our competitively priced fuel is a compelling offering for value-conscious consumers. Despite a flat outlook in overall gasoline demand (increased vehicle miles traveled in a normal economy essentially offsetting increased fuel efficiency), we believe value-conscious consumers that prefer convenience and service are a growing demand segment. In combination with our high-traffic locations, our competitive gasoline prices drive high fuel volumes and gross profit. In addition, our robust nicotine business remains among the highest-volume performers in our industry due to our value-forward offer and disciplined merchandising in this highly complex and competitive space. We continue to expand value-driven offers across our growing merchandise assortment and increasingly leverage digital engagement through Murphy Drive Rewards and QuickChek Rewards, providing customers with targeted discounts and personalized offers on both fuel and in‑store purchases.
Low-cost retail operating model
We operate our Murphy USA and Murphy Express retail gasoline stores with a strong emphasis on fuel sales complemented by a focused convenience offering that allows for a smaller store footprint than most of our competitors. We build a mix of raze-and-rebuild 1,400 square-foot stores and NTI 2,800 square-foot Murphy stores, which we believe have low capital expenditure, maintenance and utility requirements relative to our competitors. Many of our Murphy stores require only one or two associates to be present during business hours and 73% of our stores are located on Company-owned property and do not incur any rent expense. The combination of a focused convenience offering and standardized smaller footprint stores of our Murphy USA and Express brands allow us to achieve lower overhead and on-site costs compared to competitors with a much larger store format. The importance of maintaining our low-cost operating model is reinforced by the factoring in of these costs into our coverage ratio calculation which is a measure of how well merchandise contribution covers our operating costs at a store-level and is included as part of our annual incentive metrics for all above-store personnel.
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
We have acquired through share repurchases approximately $4.1 billion of our common stock in a little more than twelve years of operation. Repurchases in 2025 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2025, we had approximately $291.9 million remaining under our 2023 authorization. During the year 2025, the Company repurchased a total of 1,536,701 common shares for approximately $652.0 million, at an average price of $424.28 per share, including brokerage fees and accrued excise taxes. Additionally, in order to provide a consistent and meaningful return of capital to shareholders, independent of share repurchases, we raised our quarterly dividend four times during 2025 from $0.48 per share in Q4 2024 to $0.63 per share, or $2.52 per share on an annualized basis, as of Q4 2025.
We have approximately 16,900 dedicated and hardworking employees as of December 31, 2025, that are actively engaged to serve the customer, whether it is the external retail consumer or their internal co-workers. We believe our sustainable business model and organic growth opportunities support an employee value proposition that makes Murphy USA an attractive place to work.

Our Business Strategy

Our business strategy reflects a set of coherent choices that leverage our differentiated strengths and capabilities.
Grow organically
We intend for our evolving NTI real estate strategy to be a key driver of our organic growth over the next several years, which is demonstrated by the over 500 stores that have been added to Murphy USA since our 2013 spin-off from Murphy Oil Corporation. We expect to build 45 to 55 NTI locations and up to 30 raze-and-rebuilds in 2026 and are targeting 50-plus NTI and up to 30 raze-and-rebuilds per year in future periods. Focusing on high-return locations either in high-traffic areas, near Walmart Supercenters as a complement to higher-performing existing stores in smaller markets, or by strategic infill in our core market areas complemented by our supply chain capabilities. While we were previously focused on smaller store size, we now expect to build more Murphy branded NTI stores that are 2,800 square-foot or larger, as well as our NTI QuickChek branded locations in their existing footprint, which average from 5,000 to 7,000 square-feet in size. Our real estate development team works to maintain a multi-year pipeline of projects that supports continued ratable expansion in these high-return locations.
Diversify merchandise mix
We plan to continuously evaluate our remaining kiosk strategy to maximize our store economics and return on investment. Complementary to that strategy, we are continually refining Murphy and QuickChek branded merchandising and store designs to create a foundation for increasing higher-margin non-nicotine sales and diversifying our merchandise offerings. Key to achieving the highest potential returns from our QuickChek branded stores is continuing the ongoing development and execution of the enhanced food and beverage ("F&B") offer. We expect to further expand merchandise revenue and margins through our primary supplier relationship with Core-Mark International, Inc. ("Core-Mark"), while further optimizing promotional planning, assortment, and pricing to strengthen overall store returns.
Sustain cost leadership position
We believe that sustaining our low-cost position is a strategic advantage as a retailer of commodity products. We are undertaking several initiatives for the purpose of increasing efficiency which should allow us to continue to beat inflation on per-store operating costs to help sustain low store-level costs. We also believe that through our planned growth and efficiency initiatives, we can control overhead costs to support an overall improvement in-store returns and keep costs properly scaled as we grow organically. In order to do this successfully, we will focus on the continued development of our employees and foster an operating culture aligned with business performance, including cost leadership.
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
 Invest for the long term
We maintain a portfolio of predominantly fee-simple assets and utilize what we believe to be an appropriate debt structure that will allow us to be resilient during times of volatility in fuel demand, price, and margin. We believe our strong financial position should allow us to profitably execute our low-cost, high-volume retail strategy through periods of both high and low fuel margins while preserving the ability to re-invest in and grow our existing stores, brand image and supporting capabilities such as enhancing our food and beverage offerings. Furthermore, in addition to our store-development capital and investments in new capabilities, we have diversified our shareholder distribution mechanism to provide consistent return of capital through quarterly cash dividends and meaningful share repurchase programs as we continue to focus on maximizing shareholder value.
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
Description of Our Business
We market fueling products and convenience merchandise through a network of Company retail stores. We also market to unbranded wholesale customers through a mixture of Company-owned and third-party terminals. During 2025, the Company sold approximately 4.8 billion gallons of motor fuel through our retail outlets. Below is a table that lists the states where we operate our stores at December 31, 2025 and the number of stores in each state.

State	No. of stores	State	No. of stores	State	No. of stores
Alabama	84	Kentucky	48	New York	20
Arkansas	69	Louisiana	84	North Carolina	103
Colorado	51	Michigan	27	Ohio	43
Florida	154	Missouri	50	Oklahoma	55
Georgia	103	Mississippi	55	South Carolina	81
Iowa	21	Nebraska	5	Tennessee	93
Illinois	43	Nevada	4	Texas	380
Indiana	39	New Jersey	131	Utah	5
Kansas	7	New Mexico	22	Virginia	23
				Total	1,800

The following table provides a history of our store count during the three-year period ended December 31, 2025:

	Years Ended December 31,
	2025	2024	2023
Start of period	1,757	1,733	1,712
New construction	51	32	28
Closed or sold	(8)	(8)	(7)
End of period	1,800	1,757	1,733
The following table present the numbers of our owned and leased stores at December 31, 2025:

	Located on Owned Land	Located on Leased Property[3,5]	Total Stores
Murphy branded[1]	1,309	240	1,549
Leased from Walmart[2]	—	100	100
QuickChek[3,4,5]	10	—	10
Stores with leased land	—	55	55
Stores with leased land and buildings	—	86	86
Total stores operated	1,319	481	1,800

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
For the remaining stores located on or adjacent to Walmart property that are not owned, we have a master lease agreement that allows us to rent land from Walmart. The master lease agreement contains general terms applicable to all rental stores on Walmart property in the United States. The term of the leases is ten years at each store, with us holding four successive five-year extension options at each site. Approximately one quarter of the leased sites have over 10 years of term remaining, including renewals, should the Company decide to exercise the renewal options. The agreement permits Walmart to terminate it in its entirety, or only as to affected sites, at its option under customary circumstances (including in certain events of bankruptcy or insolvency), or if we improperly transfer the rights under the agreements to another party. In addition, the master lease agreement prohibits us from selling a leased store or allowing a third party to operate a leased store without written consent from Walmart.
For more information about our operating leases, see Note 20 "Leases" to the accompanying audited consolidated financial statements for the three years ended December 31, 2025.

We have numerous sources for our retail fuel supply, including nearly all the major and large oil companies operating in the U.S. We purchase fuel from oil companies, independent refiners, and other marketers at rates that fluctuate with market prices and generally are reset daily, and we sell fuel to our customers at prices that we establish daily. All fuel is delivered by the truckload as needed to replenish supply at our Company stores. Our retail fuel inventories turn approximately once daily. By establishing fuel supply relationships with several suppliers, we believe we can effectively create competition for our purchases among various fuel suppliers. We also believe that purchasing arrangements with multiple fuel suppliers may help us avoid product outages during times of fuel supply disruptions. Our refined products are distributed through a few product distribution terminals that are wholly-owned and operated by us and from numerous terminals owned by others. About half of our wholly-owned terminals are supplied by marine transportation and the rest are supplied by pipeline. We also receive products at terminals owned by others either in exchange for deliveries from our terminals or by outright purchase.
In addition to the motor fuel sold at our Company stores, our stores carry a broad selection of snacks, beverages, nicotine products and non-food merchandise, as well as a greater food and beverage offering at our QuickChek locations. In 2025, we purchased more than 78% of our merchandise from a single wholesale grocer, Core-Mark. In November 2025, we renewed and extended for another five years a supply contract with Core-Mark through the year 2031.
A statistical summary of key operating and financial indicators for each of the five years ended December 31, 2025 are reported below.

	As of December 31,
	2025	2024	2023	2022	2021
Branded retail outlets:
Murphy USA® and Murphy Express	1,649	1,601	1,577	1,555	1,521
QuickChek®	151	156	156	157	158
Total	1,800	1,757	1,733	1,712	1,679
Retail marketing:
Total fuel contribution (cpg)[1]	30.7	30.5	31.4	34.3	26.3
Retail fuel margin per gallon (cpg)[1]	28.1	28.1	27.6	29.6	21.9
Gallons sold per store month (in thousands)	235.8	240.6	242.0	244.6	229.4
Merchandise sales revenue per store month (in thousands)	$203.7	$204.3	$199.1	$193.5	$186.7
Merchandise margin as a percentage of merchandise sales	20.2%	19.8%	19.7%	19.7%	19.1%
[1]Represents net sales prices for fuel less purchased cost of fuel
Our business is organized into one reporting segment (Marketing).  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2025.
Competition
The U.S. petroleum business is highly competitive, particularly with regard to accessing and marketing petroleum and other refined products. We compete with other chains of retail fuel stores for fuel supply and in the retail sale of refined products to end consumers, primarily on the basis of price, but also on convenience and consumer appeal. In addition, we may also face competition from other retail fueling stores that adopt marketing strategies similar to ours by associating with non-traditional retailers, such as quick-service restaurants, supermarkets, discount club stores and hypermarkets, particularly in the geographic areas in which we operate. We expect that our industry will continue to trend toward this model, resulting in increased competition to us over time. Moreover, because we do not produce or refine any of the petroleum or other refined products that we market, we compete with retail gasoline companies that have ongoing supply relationships with affiliates or former affiliates that manufacture refined products. We also compete with integrated companies that have their own production and/or refining operations that are at times able to offset losses from marketing operations with profits from producing or refining operations and may be better positioned to withstand periods of depressed retail margins or supply shortages. In addition, we compete with other retail and wholesale gasoline marketing companies that have more extensive retail outlets and greater brand name recognition. Some of our competitors have been in existence longer than we have and have greater financial, marketing and other resources than we do. As a result, these competitors may have a greater ability to bear the economic risks inherent in all phases of our business and may be able to respond better to changes in the economy and new opportunities within the industry.
The retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail stores compete with other convenience store chains, independently-owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stores, mass merchants, fast-food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline stores. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors are: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety.
Market Conditions and Seasonality
Market conditions in the oil and gas industry are cyclical and subject to global economic and political events that upset global supply and demand and impact the price of crude oil, as well as new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, pandemics that may lead to travel restrictions or changed customer behavior, and changes in competitive conditions in the markets we serve.
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
Technology Systems
All of our Company stores use a standard hardware and software platform for point-of-sale (“POS”) that facilitates item level scanning of merchandise for sales and inventory, and the secure acceptance of all major payment methods – cash, check, credit, debit, and fleet. In addition, our QuickChek stores have self-service checkouts and support third-party delivery services and mobile payments. Our standard approach to large scale and geographically dispersed deployments reduces total technology cost of ownership for the POS and inherently makes the system easier to use, support, and replace. This POS technology strategy reflects close alignment with our growth plan.
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
Environmental
We are subject to numerous federal, state and local environmental laws, regulations and permit requirements. Such environmental requirements have historically been subject to frequent change and have tended to become more stringent over time. While we strive to comply with these environmental requirements, any violation of such requirements can result in litigation, increased costs or the imposition of significant civil and criminal penalties, injunctions or other sanctions. Compliance with these environmental requirements affects our overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities, and ongoing operating expenditures. We maintain sophisticated leak detection and remote monitoring systems for underground storage tanks at all of our retail fueling stores and install up-to-date tank, piping, and monitoring systems at our new stores. We operate above-ground bulk petroleum tanks at our terminal locations and have upgraded certain product lines and conduct annual monitoring to help mitigate the risk of potential soil and groundwater contamination. We allocate a portion of our capital expenditure program to comply with environmental laws and regulations, and such capital expenditures are projected to be approximately $11.5 million in 2026.
We could be subject to joint and several as well as strict liability for environmental contamination. Some of our current and former properties have been operated by third parties whose handling and management of hazardous materials were not under our control, and substantially all of them have or previously had motor fuel or petroleum product storage tanks. Pursuant to certain environmental laws and regulations, we could be responsible for investigating and remediating contamination relating to such stores, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. We may also have liability for contamination and violations of environmental laws and regulations under contractual arrangements with third parties, such as landlords and former owners of our sites, including at our sites in close proximity to Walmart stores. Contamination has been identified at certain of our current and former terminals and retail fueling stores, and we are continuing to conduct investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further investigation or remediation obligations at these or other properties could result in significant costs. In some cases, we may be eligible to receive money from state “leaking-petroleum-storage-tank” trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. We could also be held responsible for contamination relating to third-party sites to which we or our predecessors have sent hazardous materials for recycling or disposal. We are currently identified as a potentially responsible party ("PRP") in connection with one such disposal site. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury, and property damage. From time to time, we are subject to legal and administrative proceedings governing the investigation and remediation of contamination or spills from current and past operations, including from our terminal operations and leaking-petroleum-storage-tanks.
Consumer demand for our products may be adversely impacted by fuel economy standards as well as greenhouse gas (“GHG”) vehicle emission reduction measures. The U.S. National Highway Traffic Safety Administration (“NHTSA”) is responsible for issuing Corporate Average Fuel Economy ("CAFE") regulations that set fuel economy standards for fleets and the Environmental Protection Agency ("EPA") and the California Air Resources Board ("CARB") promulgate GHG emissions standards. In 2022, NHTSA promulgated fuel economy standards for light-duty cars and trucks for the 2024 through 2026 model years, and in 2024, NHTSA promulgated fuel economy standards for light-duty cars and trucks for the 2027 through 2031 model years, as well as standards for heavy-duty pickup trucks and vans for the 2030 through 2035 model years.
In 2021, EPA promulgated emissions standards for GHGs for the 2023 through 2026 model years, and in 2024 promulgated emission standards for GHGs and certain other pollutants known as “criteria pollutants” for the 2027 through 2032 model years. For heavy-duty vehicles and engines, EPA maintains emissions standards for criteria pollutants and GHGs. In 2022, EPA promulgated emissions standards for criteria pollutants for 2027 and beyond. In 2024, EPA promulgated emissions standards for GHGs for the 2027 through 2032 model years. Both the CAFE standards and emissions standards have been challenged in litigation. CARB also has emissions standards for criteria pollutants and GHGs, which have generally been more stringent than EPA’s, and various states have adopted CARB’s standards pursuant to the federal Clean Air Act. The list of opt-in states changes over time, based on the legislative, executive, and regulatory actions by each individual state.
However, in June 2025, NHTSA published an interpretive rule indicating that it would revisit its medium- and heavy-duty fuel efficiency program, including related civil penalties, to ensure it is consistent with the agency’s governing statutes. In July 2025, the EPA proposed to remove GHG regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. In December 2025, NHTSA proposed revised CAFE standards for the 2022-2031 model years that reduce the stringency from what were previously finalized. Despite these recent developments regarding fuel economy and emissions standards at the federal level, any future increases in or changes to fuel economy standards or GHG emission reduction requirements could decrease demand for our products.
Air emissions from our facilities are also subject to regulation. For example, certain of our fueling stores may be required to install and maintain vapor recovery systems to control emissions of volatile organic compounds to the air during the vehicle fueling process. Although the EPA has not revised the national ambient air quality standards for ground-level ozone in recent years, any future revisions to such standards by the EPA could require additional equipment upgrades and operating controls that could increase our capital and operating expenses.  Any other future environmental regulatory changes applicable to our business or operations may also result in increased compliance costs.
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
Sale of Regulated Products
In certain areas where our retail stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and nicotine products to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and nicotine products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and nicotine products is substantial, we have adopted procedures intended to minimize such exposure. We also adhere to federal, state, and local regulations governing sales on lottery and all other age-restricted products in the jurisdictions in which we operate.

Safety
We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.
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
Human Capital
At Murphy USA, we know that the strength of our workforce is critical to our long-term success and we strive to build upon this through the foundation laid by our Principles. As of December 31, 2025, Murphy USA had approximately 16,900 employees, including 5,900 full-time employees and 11,000 part-time employees working at our stores, National Contact Center, and corporate headquarters.

Murphy USA is committed to the attraction, development, retention, and safety of our employees. Our initiatives for fiscal year 2025 addressed, among other things, (i) Our Principles, (ii) Talent Management, (iii) Total Rewards, and (iv) Workforce Safety.

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

A thoughtful and well-planned approach has been taken to evaluate and execute benefits consolidation between Murphy USA and QuickChek. We are proud to say we have completed the alignment of all QuickChek benefit programs and vendors have been integrated with Murphy USA's, inclusive of medical, dental, vision, life, accident, disability, flexible spending, and retirement. In addition, an enterprise approach to benefit offerings and eligibility was completed in 2025, ensuring equitable, competitive benefit packages for all eligible employees.

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
Properties
Our headquarters of approximately 120,000 square-feet is located at 200 Peach Street, El Dorado, Arkansas. We also own and operate two other office buildings in El Dorado, Arkansas that house our store support center and certain technology services personnel, and we own and operate an office building and training center in Whitehouse Station, New Jersey for our QuickChek store support personnel.  We have numerous owned and leased properties for our retail fueling stores as described under “Description of Our Business,” as well as wholly-owned product distribution terminals.
Website access to SEC Reports
Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission ("SEC"), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy USA Inc.’s website at https://ir.corporate.murphyusa.com.

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
As we continue to focus on enhancing our food and beverage offerings, concerns regarding the quality or safety of our food products or our food supply chain, even if factually incorrect or based on isolated incidents, could hurt our sales of prepared food products and possibly lead to product liability and personal injury claims, litigation, governmental agency investigations and damages.
We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.
We have balances of goodwill and intangible assets as a result of the QuickChek acquisition. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In 2025 and 2024, we recorded impairment charges related to fixed assets of $5.3 million and $8.2 million, respectively, that were largely attributable to competitive pressures in certain Northeast markets. We may have additional impairment charges in future periods in connection with our periodic evaluation of our goodwill and intangible assets.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long–lived assets decreases, we may determine that one or more of our long–lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.

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
We utilize key product supply and wholesale assets, including our pipeline positions and product distribution terminals, to supply our retail fueling stores. Much of our competitive advantage arises out of these arrangements which, when disrupted, have in the past and could in the future adversely affect us, and such effects could be material. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport petroleum or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions.

An inability to maintain a multi-year new store project pipeline may cause our Company's growth to slow in 2026 and beyond.
Our ability to grow by 45 to 55 new stores and up to 30 raze-and-rebuild stores in 2026 and by 50-plus NTI stores and up to 30 raze-and-rebuild stores in future years relies on the continued growth of our project pipeline and the building material supply chain. We have a very active Asset Development group that works to focus on our key target areas to locate suitable traffic count locations for this future growth. If the Asset Development group is unable to locate suitable locations or is unable to close the acquisition of those locations in a timely fashion, the Company could find that it does not have sufficient land to fulfill its pipeline. Further, permitting delays due to local governmental agency ability to timely respond to our requests or construction delays from supply chain or labor constraints could also negatively impact our project pipeline.
We currently have one primary supplier for over 78% of our merchandise. A disruption in supply could have a material effect on our business.
In 2025, over 78% of our merchandise, including most nicotine products and grocery items, was purchased from a single wholesale grocer, Core-Mark. In November 2025, we renewed and extended for another five years a supply contract with Core-Mark through the year 2031. If Core-Mark is unable to fulfill its obligations under our contract, alternative suppliers that we could use in the event of a disruption may not be immediately available or offer merchandise on similar commercial terms. A disruption in supply could have a material effect on our business, financial condition, results of operations and cash flows.
Changes in credit card expenses could reduce our profitability, especially on fuel transactions.
A significant portion of our retail sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross margins. Higher fuel prices result in higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on fuel related purchases that are more expensive as a result of higher fuel prices are not necessarily accompanied by higher gross margins. In fact, such fees may cause lower profitability. Lower income on fuel sales caused by higher credit card fees may decrease our overall profitability and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Walmart continues to be a key relationship with regard to our Murphy USA network.
At December 31, 2025, most of our Murphy branded stores were located in close proximity to Walmart Supercenter stores and we participate in the Walmart+ program. Therefore, our relationship with Walmart, the continued goodwill of Walmart and the integrity of Walmart’s brand name in the retail marketplace are all important drivers for our business. Any deterioration in our relationship with Walmart could have an adverse effect on operations of the stores that are branded Murphy USA and participate in a discount. In addition, our competitive posture could be weakened by negative changes at Walmart. Many of our Company stores benefit from customer traffic generated by Walmart retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.
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
Murphy USA's business generates revenues from capturing and subsequently selling Renewable Identification Numbers ("RINs"), a practice enabled through the blending of petroleum-based fuels with renewable fuels.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action and market dynamics. In 2025, the market price continued to fluctuate but was higher on average than the prior year. Variations in the market price of RINs can also have an impact on our cost of goods sold for petroleum products, which can be positive or negative depending on the movement of the market prices of RINs. Although a decline in the market prices could have a material impact on the Company's revenues, Murphy USA's business model is not dependent on its ability to generate revenues from this portion of other operating income.
Current litigation and future rule making could impact the Renewable Fuel Standard ("RFS") program. The RFS program is the regulatory means by which the federal government requires the introduction of an increasing amount of renewable fuel into the fuel supply. As it is, refiners are obligated to obtain—either by blending biofuels into petroleum-based fuels or through purchase on the open market—and then retire RINs to satisfy their individual obligations.
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
In addition, the retail gasoline industry in the United States is highly competitive due to ease of entry and constant change in the number and type of retailers offering similar products and services. With respect to merchandise, our retail stores compete with other convenience store chains, independently-owned convenience stores, supermarkets, drugstores, discount clubs, gasoline service stores, mass merchants, fast-food operations and other similar retail outlets. Non-traditional retailers, including supermarkets, discount club stores and mass merchants, now compete directly with retail gasoline stores. These non-traditional gasoline retailers have obtained a significant share of the gasoline market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include: location, ease of access, product and service selection, gasoline brands, pricing, customer service, store appearance, cleanliness and safety. Competition from these retailers may reduce our market share and our revenues, and the resulting impact on our business and results of operations could be materially adverse.
Future nicotine legislation and/or regulation, potential court rulings affecting the nicotine industry, campaigns to discourage smoking, increases in nicotine taxes and wholesale cost increases of nicotine products could have a material adverse impact on our retail operating revenues and gross margin.
Sales of nicotine products have historically accounted for an important portion of our total sales of convenience store merchandise. Significant increases in wholesale costs and tax increases on nicotine products, as well as future legislation and/or regulation, potential rulings in court cases impacting the nicotine industry, and national and local campaigns to discourage the use of nicotine products in the United States, may have an adverse effect on the demand for nicotine products, and therefore reduce our revenues and profits. Also, increasing regulations, including those for e-cigarettes, vapor products, and new nicotine products could offset some of the recent gains we have experienced from selling these products. Local governing bodies continue to consider banning specific nicotine products and have done so in some instances. If such efforts continue to be successful, it could have a further negative impact on our nicotine sales. Conversely, failure to enforce laws on the books of certain jurisdictions related to vapor products can have a negative impact on our sales and margin for those products.

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
Similarly, advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) could reduce demand for gasoline and could otherwise change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures. Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment have led to increased use of lower- or zero-emission automobiles. Other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources may also reduce the competitiveness of gasoline. Consequently, the increased adoption of lower- or zero-emission automobiles and general attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations and earnings have been and will continue to be affected by worldwide political developments.
Many governments, including those that are members of the Organization of Petroleum Exporting Countries (“OPEC”), unilaterally intervene at times in the orderly market of petroleum and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production. In addition, prices and availability of petroleum, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect our operations and earnings include tax changes, royalty increases and regulations concerning: currency fluctuations, protection and remediation of the environment, concerns over the possibility of global warming being affected by human activity including the production and use of hydrocarbon energy, restraints and controls on imports and exports, safety, and relationships between employers and employees. As a retail motor fuel marketing company, we are significantly affected by these factors. Because these and other factors are subject to changes caused by governmental and political considerations and are often made in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on our future operations and earnings.

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
We are subject to stringent federal, state and local environmental laws and regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum products and hazardous materials; the emission and discharge of such substances into the environment; the content and characteristics of fuel products; the process safety of our facilities; and human health and safety. Pursuant to such environmental laws and regulations, we are also required to obtain permits from governmental authorities for certain of our operations. While we strive to abide by these requirements, we cannot provide any assurance that we have been or will be at all times in compliance with such laws, regulations and permits. If we violate or fail to comply with these requirements, we could be subject to litigation, costs, fines or other sanctions. Environmental requirements, and the enforcement and interpretation thereof, change frequently and have generally become more stringent over time. Compliance with existing and future environmental laws, regulations and permits may require significant expenditures. In addition, to the extent fuel content and characteristic standards increase our wholesale purchase costs, we may be adversely affected if we are unable to recover such costs in our pricing.
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

Our business is also affected by fuel economy standards and GHG vehicle emission reduction measures. To the extent such fuel economy and GHG reduction requirements become more stringent over time, demand for our products may be adversely affected. In addition, some of our facilities are subject to GHG regulation. We are currently required to report annual GHG emissions from certain of our operations, and additional GHG emission-related requirements that may affect our business have been finalized or are in various phases of discussion or implementation. Any existing or future GHG emission requirements could result in increased operating costs and additional compliance expenses.
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
Our retail operations are subject to extensive governmental laws and regulations, and the cost of compliance with such laws and regulations can be material.
Our retail operations are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, nicotine, lottery and lotto, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties (including loss of licenses, eligibility to accept certain governmental benefits, such as Supplemental Nutrition Assistance Program ("SNAP") benefits or significant fines) and costs that could adversely affect our business, financial condition, results of operations and cash flows. In addition, restrictions on product eligibility under SNAP could negatively impact our sales in future periods.
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
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as energy content, off-specification gasoline, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate, our business, financial condition, results of operations and cash flows could be adversely affected. For more information about our legal matters, see Note 19 “Contingencies” to the audited consolidated financial statements for the three years ended December 31, 2025 included in this Annual Report on Form 10-K. Further, adverse publicity about consumer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel or merchandise at our retail stores.
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
Pandemics or disease outbreaks, may disrupt consumption and trade patterns, supply chains and normal business activities, which could materially affect our operations and results of operations.
Pandemics or disease outbreaks, have in the past and may in the future cause depressed demand for our fuel and convenience merchandise products because quarantines may inhibit the ability or need for our customers to shop with us. We also may experience disruptions of logistics necessary to obtain and deliver products to our stores and our customers as we rely on third parties to perform these vital functions to our business.
In addition, we could experience issues with our workforce that limit our ability to continue to operate our stores at their normal hours of operations or experience governmental intervention that requires us to reduce hours or close certain locations. If a significant percentage of our workforce is unable to work, including because of illness or travel or governmental restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in an economic downturn that could adversely affect the economy and financial markets, resulting in an economic downturn that could affect customers' demand for our products and services.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2025.

Item 1C.  CYBERSECURITY

The Board of Directors (the Board) exercises cybersecurity oversight and control both directly and indirectly. The Board has designated the Audit Committee as the governing committee for the oversight of Murphy USA’s major information technology risk exposures, including those related to cybersecurity, data privacy, and data security, and to oversee the steps management has taken to monitor and mitigate such risk exposures. The Audit Committee reviews cybersecurity risks through regular updates from management as needed with typically no fewer than two reports from management in a given annual reporting cycle, and it monitors the status of ongoing projects to enhance existing information security controls and practices and mitigate the potential risk from evolving cybersecurity threats.

While the Audit Committee is responsible for evaluating cyber-risks and overseeing the management of these risks, the entire Board is briefed periodically and considers cyber-risk within the context of enterprise risk facing the organization. Our cyber risk management program is based on recognized best practices for cybersecurity and information technology including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and Payment Card Industry Data Security Standard.

We have implemented an information security program, which is overseen by our CIO and our CISO, that consists of controls designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats. Both our CIO and our CISO each have extensive experience assessing and managing cybersecurity programs and cybersecurity risk across a mix of public and large, private enterprises in the retail space. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Leaders and team members who support our information security program have relevant education and industry experience, including various cybersecurity industry certifications.

Together with a third-party, we operate a 24/7 Security Operations Center ("SOC") to monitor the cybersecurity environment and coordinate escalation and remediation of alerts. Any identified incidents are documented and reviewed in accordance with the Company's Incident Response Plan. This Plan lays out the criteria for classification of risk associated with identified issues based on the potential impact and likelihood of a material, adverse impact on the business, financial condition, results of operations, cash flows or reputation. IT leadership initially reviews these incidents, and this information is shared with our Cyber Disclosure Committee, as required. The Cyber Disclosure Committee is comprised of the Company's VP & General Counsel, the CISO, and the VP, Interim CFO & Treasurer. The process requires that any incidents deemed to be potentially material under the Incident Response Plan are immediately escalated in accordance with the Plan to the CEO, other senior leaders of the organization, the Audit Committee Chair, and the full Board as appropriate to formalize the materiality assessment and apprise them of the situation.

We utilize a variety of methods performed both internally and by third parties to assess the Company's cyber risk management program including penetration tests, risk assessments and evaluation against the NIST CSF. The effectiveness of controls and safeguards are evaluated on an ongoing basis to address current and emerging cyber-risks. We engage an external auditor to conduct an annual Payment Card Industry Data Security Standard review of our security controls protecting payment information. Our Internal Audit function also regularly reviews various elements of our program utilizing third-party subject matter experts in IT and cyber issues to ensure we are complying with our internal controls and staying abreast of best practices in the industry. We incorporate many resources and tools on both an ad hoc and planned cadence to maintain readiness to withstand and respond to a cyber incident including incident response tabletop exercises, system recovery exercises, simulated phishing email exercises and security awareness training throughout the organization.

Murphy USA relies on numerous third parties to deliver the goods and services offered to our customers. We maintain a third-party risk management program to evaluate, prioritize, mitigate and remediate cybersecurity risks associated with third parties; however, we rely on those third parties to implement cybersecurity programs commensurate with their risk and we cannot ensure in all circumstances that their efforts will be successful. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks. For the 2025 period presented within this Annual Report, Murphy USA is not aware of any threats or cybersecurity incidents that have or are reasonably likely to materially affect our strategy, results of operations or financial condition.

Item 2.  PROPERTIES

See Item 1 "Description of the Business" and "Properties" for this information in this Annual Report on Form 10-K beginning on page 2.

Item 3.  LEGAL PROCEEDINGS

Murphy USA and its subsidiaries are engaged in a number of legal proceedings, all of which have arisen in the ordinary course of business.  See Note 19 “Contingencies” in the accompanying audited consolidated financial statements for the three years ended December 31, 2025.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

Litigation

The State of Delaware has filed a lawsuit against energy companies, including the Company. This lawsuit alleges damages as a result of climate change and the plaintiff is seeking unspecified damages and abatement under various tort theories. The ultimate outcome of this matter remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.

SUPPLEMENTAL INFORMATION: Information About Our Executive Officers

The age, present corporate office and length of service in office of each of the Company’s executive officers, as of February 17, 2026, are reported in the following listing.  Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Mindy K. West – Age 57; President and Chief Executive Officer since January 2026.  Most recently, Ms. West was President and Chief Operating Officer since October 2025. She was named Chief Operating Officer in March 2024. Prior to 2024, Ms. West served as Executive Vice President, Fuels, CFO & Treasurer. Ms. West joined Murphy Oil in 1996 and has held positions in Accounting, Employee Benefits, Planning and Investor Relations. In 2007, she was promoted to Vice President & Treasurer for Murphy Oil. She holds a bachelor’s degree in Finance from the University of Arkansas and a bachelor’s degree in Accounting from Southern Arkansas University. She is a Certified Public Accountant (inactive) and a Certified Treasury Professional.

Donald R. Smith, Jr. – Age 54; Vice President, Interim Chief Financial Officer and Treasurer since October 2025. Mr. Smith has been employed by the Company since its 2013 spin-off from Murphy Oil Corporation, initially serving as Vice President and Controller (and designated as Chief Accounting Officer for reporting purposes). In March 2024, Mr. Smith was also named as the Company’s Treasurer. Prior to his service at Murphy USA, Mr. Smith served in progressive roles for over 14 years at KPMG, LLP and departed from KPMG as a Senior Manager in the Audit and Assurance Practice. Mr. Smith earned a Bachelor of Science in Accounting from Louisiana State University in Shreveport and is a Certified Public Accountant.

Christopher A. Click – Age 53; Executive Vice President, Strategy, Growth and Innovation since March 2024. Prior to his current role, Mr. Click served as Senior Vice President, Strategy and Development since December 2020. Mr. Click joined the Company from KPMG LLP where he served as a Principal in the firm's Energy and Infrastructure Strategy practice. His previous experience includes ten years with Booz & Company (and prior to August 2008, Booz Allen Hamilton) where he served in its global energy practice and was elected Vice President in 2011. Mr. Click received a Master's degree in Management from the Kellogg Graduate School of Management at Northwestern University. He holds a bachelor of arts degree from Texas A&M University. Mr. Click has tendered his voluntary resignation from the Company effective February 20, 2026.

Robert J. Chumley – Age 61; Senior Vice President, Innovation, since January 2026, and was Senior Vice President of Merchandising and Marketing from September 2016 and Chief Digital Officer until January 2026. Mr. Chumley joined the Company from 7-Eleven Inc., where he served as Senior Product Director, Vice President of Merchandising and Senior Vice President of Innovation. His previous experience includes Sales and Marketing leadership roles with Procter & Gamble, Coca-Cola, Kellogg's and Gillette. Mr. Chumley graduated from the Royal Military College of Canada with a Bachelor of Engineering degree. After graduation he served as a commissioned officer in the Royal Canadian Navy. Mr. Chumley also holds an MBA from Dalhousie University.

Renee M. Bacon – Age 56; Senior Vice President, Sales and Operations, since June 2022. Ms. Bacon joined Murphy USA in 2016 as Regional Vice President, Sales and Operations. In 2018, she was promoted to National Vice President, Sales and Operations and in 2019 was promoted to Senior Vice President, Sales and Operations. Ms. Bacon holds a Master of Business Administration from the University of Houston, a Doctorate of Jurisprudence from the University of Tennessee, and a Bachelor of Business Administration degree from the University of Texas at Austin.

Scott G. Woodward – Age 52; Senior Vice President, Merchandising, since January 2026. Mr. Woodward joined Murphy USA in 2008 as a District Manager and has held positions in Sales and Operations, Human Resources, and Merchandising. In 2019, he was promoted to Vice President, Merchandising and in 2026 was promoted to Senior Vice President, Merchandising. Mr. Woodward holds a Bachelor of Business Administration degree from Gardner-Webb University.

Keith A. Emery – Age 48; Senior Vice President, Fuels, since January 2026. Prior to his current role, Mr. Emery served as the Vice President of Retail Fuels, Vice President of Strategy and Analytics, and Region Vice President of the Southwest Region. Mr. Emery is also a recent graduate of the SMU Cox School of Business leadership academy. Prior to joining Murphy USA, Mr. Emery spent 20 years in progressive roles including district manager across the quick-service restaurant industry.

Eric J. Bartko – Age 49; Senior Vice President and Chief Customer Officer, since January 2026. He leads the Company’s Analytics and Marketing functions to advance an integrated, customer‑centric approach. Mr. Bartko initially joined Murphy USA in 2014 to help build the Company’s analytics capabilities and rejoined in 2020 as Senior Director, Marketing & Merchandising Analytics. He assumed responsibility for Enterprise Analytics in 2022 and was promoted to Vice President in 2023. Prior to Murphy USA, he held analytics leadership roles at Altria Group and Greenlight Financial Technology and began his career at Management Science Associates, Inc. He holds a Master of Science from Brown University and a Bachelor of Science from Carnegie Mellon University.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange using “MUSA” as the trading symbol.  There were 1,356 stockholders of record as of December 31, 2025.

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
We are a holding company and have no direct operations. As a result, we are able to pay dividends on our common stock only from available cash on hand and distributions received from our subsidiaries. We declared and paid dividends of $2.15 per share during 2025, $1.79 per share in 2024, $1.55 per share in 2023, and we expect to continue quarterly dividend payments in the future.
The indenture governing the Senior Notes and the credit agreement governing our credit facilities and term loan contain restrictive covenants that limit, among other things, the ability of Murphy USA and the restricted subsidiaries to make certain restricted payments, which, as defined under both agreements, include the declaration or payment of any dividends of any sort in respect of its capital stock and repurchase of shares of our common stock.  See “Management's Discussion and Analysis of Financial Condition and Operating Results—Capital Resources and Liquidity—Debt” and Note 9 “Long-Term Debt” to the accompanying audited consolidated financial statements for the three years ended December 31, 2025 for additional information.
On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion to be executed by December 31, 2028. On October 29, 2025, the Company announced that the Board of Directors approved a new share repurchase authorization of up to $2.0 billion to be executed by December 31, 2030. This authorization will commence at the conclusion of the existing 2023 authorization. The authorization values exclude any excise tax that may be incurred. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the year 2025, we repurchased a total of 1,536,701 common shares for approximately $652.0 million, at an average price of $424.28 per share, including brokerage fees and accrued excise taxes. Repurchases in 2025 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2025, we had approximately $291.9 million remaining under our 2023 authorization.

Below is detail of the company's common share repurchases during the fourth quarter of 2025.

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs[1]
October 1, 2025 to October 31, 2025	54,463	$383.89	54,463	$337,837,756
November 1, 2025 to November 30, 2025	68,480	365.05	68,480	312,839,131
December 1, 2025 to December 31, 2025	52,503	398.52	52,503	291,915,806
Three Months Ended December 31, 2025	175,446	$380.91	175,446	$291,915,806

[1]Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 include authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028, and does not include excise tax on stock repurchase.

Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 12 “Incentive Plans” to our audited consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[2]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	388,893	$222.54	1,533,925
Equity compensation plans not approved by security holders	—	—	—
Total	388,893	$222.54	1,533,925

[1]Amounts in this column include outstanding restricted stock units (including performance units).
[2]Number of shares available for issuance as of December 31, 2025 under the 2023 Omnibus Incentive Compensation Plan.  Assumes each restricted stock unit is equivalent to one share and each performance unit is equal to two shares.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative total shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2020 for the Company, the Standard and Poor’s 500 Stock Index Fund (S&P 500 Index) and the S&P Retail Select Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Annual Report on Form 10-K and is not incorporated into any document that incorporates this Annual Report on Form 10-K by reference.

Murphy USA Inc.
Comparison of Cumulative Shareholder Returns

500
400
300
200
100
Index (100 as of 12/31/20)
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Murphy USA Inc.
S&P 500 Index
S&P Retail Select Index

Shareholder Return Performance Table

	Murphy USA Inc.	S&P 500 Index	S&P Retail Select Index
December 31, 2020	$100	$100	$100
December 31, 2021	$153	$127	$142
December 31, 2022	$216	$102	$96
December 31, 2023	$277	$127	$114
December 31, 2024	$392	$157	$126
December 31, 2025	$317	$182	$135

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis” or "MD&A") is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and the year-to-year comparison between 2025 and 2024. Discussions of 2023 items and the year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in the Form 10-K for the year ended December 31, 2024, filed on February 20, 2025.

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the two years ended December 31, 2025.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the two years ended December 31, 2025. It also includes a discussion of our capital structure and available sources of liquidity.

•Critical Accounting Policies — This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores in New Jersey and New York that operate under the QuickChek® brand, comprising our Northeast region. At December 31, 2025, we had a total of 1,800 Company stores in 27 states, of which 1,649 were Murphy branded and 151 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

Basis of Presentation

Murphy USA was incorporated in March 2013, and until the separation from Murphy Oil Corporation was completed on August 30, 2013, it had not commenced operations and had no material assets, liabilities or commitments. The financial information presented in this Management's Discussion and Analysis is derived from the consolidated financial statements of Murphy USA Inc. and its subsidiaries for all periods presented. Our QuickChek subsidiaries previously used a weekly retail calendar where each quarter had 13 weeks until November 2025, when its period end was aligned with the rest of the Company. For 2025, the QuickChek results cover the period December 28, 2024 to December 31, 2025. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. The difference in the timing of the period ends is immaterial to the overall consolidated results and all future periods will be aligned.

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

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States. Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices. Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. Crude oil prices in 2025 experienced continued downward pressure due to oversupply during the year with prices ranging from $55 per barrel to $81 per barrel, with an average price of $65 per barrel, compared to prices in 2024 that ranged from $67 per barrel to $88 per barrel with an average of $77 per barrel. Total fuel contribution (retail fuel margin plus product supply and wholesale ("PS&W") results that include Renewable Identification Numbers ("RINs")) was 30.7 cpg in 2025, compared to 30.5 cpg in 2024.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol) to capture and subsequently sell RINs.  Under the Energy Policy Act of 2005, the EPA is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices.  The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably.  The RFS program continues to be unpredictable and prices received by us for ethanol RINs averaged $0.97 per RIN for the year 2025 compared to $0.59 per RIN in 2024. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimize the majority of any revenue movement.  Revenue from the sales of RINs is included in Other operating revenues in the Consolidated Statements of Income.

As of December 31, 2025, we had $1.3 billion of Senior Notes, $183.0 million outstanding under our revolving credit facility and a $600 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. We had additional available capacity under our revolving credit facility, which provides for up to $750 million of borrowings. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see "Significant Sources of Capital" in the "Capital Resources and Liquidity" section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2026 to range from approximately $475 million to $525 million depending on new store construction activity and planned maintenance capital investments.  We intend to fund our capital program in 2026 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facility.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions. The Company has evaluated OBBBA and concluded that it did not have a material impact on the Company's consolidated financial statements for the periods presented herein.

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and product supply and wholesale assets. For operating segment information, see Note 22 “Business Segments” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2025.  Our QuickChek subsidiaries previously used a weekly retail calendar where each quarter had 13 weeks until November 2025, when its period end was aligned with the rest of the Company. For 2025, the QuickChek results cover the period December 28, 2024 to December 31, 2025. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. The difference in the timing of the period ends is immaterial to the overall consolidated results and all future periods will be aligned.

Results of Operations

Consolidated Results

For the year ended December 31, 2025, the Company reported net income of $470.6 million, or $24.10 per diluted share, on revenue of $19.4 billion.  Net income was $502.5 million for 2024, or $24.11 per diluted share, on $20.2 billion of revenue.

A summary of the Company’s earnings by business function follows:

	Year ended December 31,
(millions of dollars)	2025	2024	2023
Marketing segment	$577.3	$580.2	$630.9
Corporate and other assets	(106.7)	(77.7)	(74.1)
Net income	$470.6	$502.5	$556.8

Net income for 2025 decreased compared to 2024, primarily due to:
•Higher store operating expenses, excluding payment fees;
•Higher depreciation and amortization expense;
•Restructuring expenses

The items below partially offset the decrease in earnings in the current period:
•Higher merchandise contribution;
•Higher total fuel contribution;
•Lower income tax expense;
•Lower selling, general and administrative ("SG&A") expenses

Financial Summary of 2025 Compared to 2024

Revenues for the year ended December 31, 2025 decreased approximately $0.9 billion, or 4.2%, compared to 2024.  The decrease in revenues was primarily due to 7.5% lower average retail fuel sales prices, which decreased 23 cpg, which were partially offset by a 2.1% increase in merchandise sales revenues, an increase of 0.6% in fuel sales volumes and higher PS&W revenues.
Cost of sales decreased $0.9 billion, or 5.1%, compared to 2024. The lower costs were primarily due to lower fuel cost, which decreased 6.6%, and was partially offset by a 1.6% increase in merchandise cost of goods sold.

Store and other operating expenses increased $43.9 million, or 4.1%, in 2025 due primarily to higher employee related expenses and maintenance costs at existing stores combined with increases in net new store operating expenses.  On an average per store month ("APSM") basis, store operating expenses excluding payment fees and rent increased 3.1% in 2025, primarily attributable to increased employee related expenses and higher maintenance costs.

Depreciation and amortization expense in 2025 increased $28.8 million, or 11.6%, due primarily to the increased number of Murphy branded stores with larger formats and raze-and-rebuild activity during the year.

In 2025, we recorded an impairment of properties charge of $5.3 million compared to $8.2 million in 2024, primarily due to competitive pressures in certain Northeast markets.

SG&A expenses for 2025 were lower by $3.9 million, or 1.7%, primarily due to lower professional fees, which were partially offset by higher incentive costs.

Restructuring expenses of $12.6 million, related primarily to severance and other benefits offered to impacted employees, were incurred in 2025 compared to none in 2024.

The effective income tax expense rate in 2025 was approximately 22.8% compared to approximately 22.9% for 2024.

Segment Results

Marketing

Income before income taxes in the Marketing segment for 2025 decreased $3.1 million, or 0.4%, from 2024 due primarily to higher store and other operating expenses and higher depreciation and amortization, which were partially offset by higher merchandise contribution, higher total fuel contribution and decreased SG&A expenses.

The tables below show the results for the Marketing segment for the three years ended December 31, 2025, along with certain key metrics for the segment.

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Years Ended December 31,
Marketing Segment	2025	2024	2023
Operating revenues
Petroleum product sales	$14,862.8	$15,891.8	$17,104.4
Merchandise sales	4,303.8	4,214.8	4,089.3
Other operating revenues	216.9	137.1	335.2
Total operating revenues	19,383.5	20,243.7	21,528.9
Operating expenses
Petroleum product cost of goods sold	13,589.8	14,556.4	15,929.7
Merchandise cost of goods sold	3,434.8	3,381.1	3,285.9
Store and other operating expenses	1,108.3	1,064.4	1,014.6
Depreciation and amortization	250.8	229.8	211.9
Impairment of properties	5.3	8.2	—
Selling, general and administrative	231.5	235.4	240.5
Accretion of asset retirement obligations	3.4	3.2	3.0
Total operating expenses	18,623.9	19,478.5	20,685.6

Gain (loss) on sale of assets	(2.5)	(4.6)	(0.7)
Income (loss) from operations	757.1	760.6	842.6
Other income (expense)
Interest expense	(8.0)	(8.4)	(8.9)
Other nonoperating income	—	—	0.2
Total other income (expense)	(8.0)	(8.4)	(8.7)

Income (loss) before income taxes	749.1	752.2	833.9
Income tax expense (benefit)	171.8	172.0	203.0
Net Income (loss) from operations	$577.3	$580.2	$630.9

Total nicotine sales revenue same store sales[1,2]	$130.9	$132.0	$127.2
Total non-nicotine sales revenue same store sales[1,2]	74.4	73.6	72.6
Total merchandise sales revenue same store sales[1,2]	$205.3	$205.6	$199.8
[1]2024 and 2023 amounts not revised for 2025 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Store count at end of period	1,800	1,757	1,733
Total store months during the period	21,123	20,632	20,535

APSM metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time

(less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2024, for the stores being compared in the 2025 versus 2024 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.

Fuel

	Twelve Months Ended December 31,
Key Operating Metrics	2025	2024	2023
Total retail fuel contribution ($ Millions)	$1,364.3	$1,356.7	$1,324.0
Total PS&W contribution ($ Millions)	(87.3)	(16.6)	(144.9)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	211.7	129.6	328.6
Total fuel contribution ($ Millions)	$1,488.7	$1,469.7	$1,507.7
Retail fuel volume - chain (Million gal)	4,849.0	4,820.8	4,803.7
Retail fuel volume - per store (K gal APSM)[1]	235.8	240.6	242.0
Retail fuel volume - per store (K gal SSS)[2]	233.8	237.6	237.8
Total fuel contribution (cpg)	30.7	30.5	31.4
Retail fuel margin (cpg)	28.1	28.1	27.6
PS&W including RINs contribution (cpg)	2.6	2.4	3.8
1APSM metric includes all stores open through the date of calculation
[2]2024 and 2023 amounts not revised for 2025 raze-and-rebuild activity

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Twelve Months Ended December 31,
(Millions of dollars)	2025	2024	2023
Petroleum product sales	$14,862.8	$15,891.8	$17,104.4
Less Petroleum product cost of goods sold	(13,589.8)	(14,556.4)	(15,929.7)
Plus RINs and other (included in Other Operating Revenues line)	215.7	134.3	333.0
Total fuel contribution	$1,488.7	$1,469.7	$1,507.7

Merchandise

	Twelve Months Ended December 31,
Key Operating Metrics	2025	2024	2023
Total merchandise contribution ($ Millions)	$869.0	$833.7	$803.4
Total merchandise sales ($ Millions)	$4,303.8	$4,214.8	$4,089.3
Total merchandise sales ($K SSS)[1,2]	$205.3	$205.6	$199.8
Merchandise unit margin (%)	20.2%	19.8%	19.7%
Nicotine contribution ($K SSS)[1,2]	$20.1	$19.4	$18.4
Non-nicotine contribution ($K SSS)[1,2]	$22.0	$21.6	$21.3
Total merchandise contribution ($K SSS)[1,2]	$42.1	$41.0	$39.7
[1]2024 and 2023 amounts not revised for 2025 raze-and-rebuild activity
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Same store sales information compared to APSM metrics:

	Variance from prior year periods

	December 31, 2025		December 31, 2024		December 31, 2023
	SSS[1]	APSM[2]	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	(2.6)%	(2.0)%	(1.1)%	(0.6)%	(1.8)%	(1.0)%

Merchandise sales	(0.3)%	(0.3)%	2.3%	2.6%	2.7%	2.9%
Nicotine sales	(0.3)%	(0.8)%	4.3%	3.8%	3.5%	2.9%
Non-nicotine sales	(0.4)%	0.5%	(1.0)%	0.4%	1.4%	3.1%

Merchandise margin	2.3%	1.8%	2.7%	3.3%	3.0%	2.9%
Nicotine margin	5.0%	3.3%	7.3%	6.1%	4.3%	2.7%
Non-nicotine margin	(0.1)%	0.1%	(1.0)%	0.8%	1.9%	3.8%
[1]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Financial Summary of 2025 Compared to 2024

The Marketing segment had total revenues of $19.4 billion in 2025 compared to $20.2 billion in 2024, a decrease of approximately $0.9 billion, due primarily to a lower average retail fuel sales price, which were partially offset by higher merchandise sales revenue, an increase in fuel volumes sold and higher PS&W revenues. Revenue amounts included excise taxes collected and remitted to governmental authorities of $2.4 billion in 2025 and $2.3 billion in 2024.

Total fuel contribution for the year ended December 31, 2025 increased $19.0 million, or 1.3%, compared to 2024. This increase was primarily due to higher total retail fuel contribution margins and higher retail fuel volumes sold for the year. Retail fuel margins, on a cpg basis, of 28.1 cpg in 2025 were flat compared to the prior year. Total retail fuel volumes increased 0.6%, while fuel sales on an SSS basis decreased 2.6%. Total PS&W contribution including RINs increased by $11.4 million in the current year, primarily due to timing and pricing impacts related to market conditions and improved spot-to-rack margins. During 2025, other operating revenue included the sales of 218.3 million RINs compared to the 221.4 million of sales in 2024.

Merchandise sales were up 2.1% in 2025 to $4.3 billion compared to $4.2 billion in 2024 primarily due to higher retail prices across the chain in most categories and an increased number of stores with larger formats. Total merchandise contribution in 2025 increased $35.3 million, or 4.2%, to $869.0 million compared to $833.7 million in 2024. Merchandise unit margins increased to 20.2% in 2025 from 19.8% in 2024. On an SSS basis, total merchandise sales were down 0.3%, due to a 0.3% decline in nicotine product sales and a 0.4% decline in non-nicotine product sales.  Total merchandise contribution dollars on a SSS basis improved 2.3%, with an increase of 5.0% in nicotine product margins and was partially offset by a 0.1% decrease in non-nicotine product margins.

Store and other operating expenses increased $43.9 million, or 4.1%, in 2025 compared to 2024 levels. This increase was due primarily to increases in net new store operating expenses combined with higher employee related expenses and maintenance costs at existing stores. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 3.1% in 2025 compared to 2024, primarily due to employee related expenses and maintenance costs (an increase of 2.2% on a same-store basis).

Depreciation and amortization expense increased $21.0 million in 2025, an increase of 9.1%. This was due primarily to the increased number of new larger store formats for Murphy branded stores combined with raze-and-rebuild activities in the 2025 period.

SG&A expenses decreased $3.9 million in 2025 compared to 2024, primarily due to lower professional fees, partially offset by higher incentive costs.

Corporate and Other Assets

Loss from continuing operations for Corporate and other assets in 2025 was $106.7 million, compared to a loss of $77.7 million in 2024. The $29.0 million increase from the previous year was mainly due to a $14.2 million increase in net interest expense, a $12.6 million restructuring charge, $7.8 million more in depreciation and amortization expense and a $6.2 million reduction in investment income, which was partially offset by a $10.3 million increase in the income tax benefit and a $2.0 million increase in other nonoperating income period over period.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three years ended December 31, 2025.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, restructuring expenses, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023

Net income	$470.6	$502.5	$556.8
Income tax expense (benefit)	138.6	149.1	177.6
Interest expense, net of investment income	110.7	90.7	91.6
Depreciation and amortization	276.8	248.0	228.7
EBITDA	$996.7	$990.3	$1,054.7

Impairment of properties	5.3	8.2	—
Restructuring expense	12.6	—	—
Accretion of asset retirement obligations	3.4	3.2	3.0
(Gain) loss on sale of assets	2.8	4.5	0.8
Other nonoperating (income) expense	(1.4)	0.6	—
Adjusted EBITDA	$1,019.4	$1,006.8	$1,058.5

Capital Resources and Liquidity

Significant Sources of Capital

As of December 31, 2025, we had $28.9 million of cash and cash equivalents.  Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments.  Following the refinancing effective as of April 7, 2025, we have a committed cash flow revolving credit facility (the "Revolving Facility") providing for aggregate borrowings of $750 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. As of December 31, 2025, there was $183.0 million of outstanding borrowings under our Revolving Facility reported in Long-Term debt in the Consolidated Balance Sheet. The Revolving Facility had $56.0 million of outstanding borrowings at December 31, 2024.

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

Operating Activities

Net cash provided by operating activities was $813.9 million for the year ended December 31, 2025 and was $847.6 million in 2024, a decrease of $33.7 million, or 4.0%. The decrease was mainly due to a decrease in the amount of cash required from changes in noncash working capital in 2025 of $65.9 million, a decrease in net income of $31.9 million, partially offset by higher deferred and noncurrent tax charges of $31.1 million and increased depreciation of $28.8 million in 2025.

For the current year, operating cash required by changes in non-cash operating working capital of $33.1 million was due to a decrease of $12.9 million in income taxes payable due in part to the recognition of federal energy tax credits in the current year period, an increase of $11.4 million in inventories due to increased volumes and pricing impacts, an increase of $8.1 million in accounts receivable due to the timing of collecting receipts and a decrease of $4.3 million in accounts payable and accrued liabilities due to the timing of payments, which was partially offset by a decrease of $3.6 million in prepaid expenses. See also Note 16 "Other Financial Information" in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2025.

Investing Activities

For the year ended December 31, 2025, cash required by investing activities was $436.0 million compared to cash required by investing activities of $445.8 million in 2024. The decrease in cash required by investing activities of $9.8 million compared to the previous year was primarily due to a decrease in capital expenditures of $18.5 million, other investing activities provided $2.4 million and higher proceeds from the sale of assets of $0.4 million. The decrease in cash required by investing activities was partially offset by the change in redemptions of marketable securities, net of new investments, of $11.5 million.

Financing Activities

Financing activities in the year ended December 31, 2025 required cash of $396.0 million compared to net cash required of $472.6 million in 2024, a decrease of $76.6 million. The year 2025 included payments of $649.9 million for the repurchase of common shares, an increase of $204.2 million compared to repurchases of $445.7 million in 2024. Dividend payments increased $4.7 million in 2025. Net borrowings of debt provided $327.9 million in 2025 compared to net borrowings of debt providing $40.3 million in 2024. Debt issuance cost related to financing activities increased $9.0 million in 2025. Amounts related to share-based compensation required $6.9 million less in cash during 2025 than in 2024.

Dividends

The Company paid dividends of $2.15 per common share during 2025 for total payments of $41.5 million, compared to $1.79 per common share, or $36.8 million, in 2024. As part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On February 12, 2026, the Board of Directors declared a quarterly cash dividend of $0.63 per common share, or $2.52 per share on an annualized basis. The dividend is payable on March 5, 2026, to shareholders of record as of February 23, 2026.

Share Repurchase Program

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion to be executed by December 31, 2028. The authorization value excludes any excise tax that may be incurred. On October 29, 2025, the Company announced that the Board of Directors approved a new share repurchase authorization of up to $2.0 billion to be executed by December 31, 2030. This authorization will commence at the conclusion of the existing 2023 authorization. Purchases may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the year 2025, the Company repurchased a total of 1,536,701 common shares for approximately $652.0 million, at an average price of $424.28 per share, including brokerage fees and accrued excise taxes. Repurchases in 2025 were made pursuant to our $1.5 billion 2023 authorization. As of December 31, 2025, we had approximately $291.9 million remaining under our 2023 authorization.

Debt

Our long-term debt at December 31, 2025 and 2024 was as set forth below:

	December 31,
(Millions of dollars)	2025	2024
5.625% senior notes due 2027 (net of unamortized discount of $0.5 at 2025 and $0.9 at 2024)	$299.5	$299.1
4.75% senior notes due 2029 (net of unamortized discount of $2.3 at 2025 and $3.0 at 2024)	497.7	497.0
3.75% senior notes due 2031 (net of unamortized discount of $3.2 at 2025 and $3.8 at 2024)	496.8	496.2
Term loan due 2028 (effective interest rate of n/a at 2025 and 6.44% at 2024)	—	385.6
Term loan due 2032 (effective interest rate of 5.61% at 2025) net of unamortized discount of $1.0 at 2025	599.0	—
Revolving credit facility, due 2030 (weighted-average interest rate of 5.88% at December 31, 2025)	183.0	56.0
Capitalized lease obligations, autos and equipment, due through 2030	7.7	3.2
Capitalized lease obligations, buildings, due through 2059	110.8	116.5
Unamortized debt issuance costs	(11.9)	(5.2)
Total long-term debt	2,182.6	1,848.4
Less current maturities	19.0	15.7
Total long-term debt, net of current	$2,163.6	$1,832.7

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

Following a refinancing effective as of April 7, 2025, the credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the “Term Facility”) (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. The outstanding balance of the term loan was $600.0 million at December 31, 2025 and at December 31, 2024, prior to the refinancing, the outstanding balance of our term loan was $386.0 million. As of December 31, 2025, we had $183.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

The Term Facility amortizes in quarterly installments, which commenced on January 1, 2026, at a rate of 1.00% per annum. Pursuant to the credit agreement, the applicable margin, (A) in the case of Adjusted SOFR Rate borrowings, (i) with respect to the Revolving Facility, ranges from 1.25% to 2.00% per annum depending on a total debt to EBITDA ratio and (ii) with respect to the Term Facility, is 1.75% per annum and (B) in the case of Alternate Base Rate borrowings (i) with respect to the Revolving Facility, ranges from 0.25% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the Term Facility, is 0.75% per annum.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2025, our total leverage ratio was 2.11 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million, or (b) 15.0% of consolidated net tangible assets, estimated at $424.3 million as of December 31, 2025, over the life of the credit agreement.

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

Supplemental Guarantor Financial Information

The following is a description of the guarantees with respect to the Senior Notes and the Credit Facilities, for which MOUSA is primary obligor, and for which the Company and certain subsidiaries provide full and unconditional guarantees on a joint and several basis. See "Debt" above for additional information concerning the Company's outstanding indebtedness, all of which is guaranteed as described below. See also Note 9 "Long-Term Debt" in the accompanying audited consolidated financial statements for the three years ended December 31, 2025.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the year ended December 31, 2025 and accounted for the vast majority of our total assets as of December 31, 2025. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely affected.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2025.

(Millions of dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations [1]	$2,201.5	$19.0	$520.9	$532.8	$1,128.8
Operating lease obligations	986.2	66.6	132.2	126.4	661.0
Purchase obligations [2]	466.1	423.6	29.1	13.4	—
Asset retirement obligations	166.1	—	—	—	166.1
Other long-term obligations, including interest on long-term debt	483.1	94.3	161.2	123.8	103.8
Total	$4,303.0	$603.5	$843.4	$796.4	$2,059.7
[1]For additional information, see Note 9 “Long-Term Debt” in the accompanying audited consolidated financial statements.
[2]Primarily includes ongoing new retail store construction in progress at December 31, 2025, commitments to purchase land, take-or-pay supply contracts and other services. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2025.

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

The following table outlines our capital spending and investments for the three years ended December 31, 2025:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Marketing:
Company stores	$350.9	$390.1	$232.0
Terminals	0.5	3.8	5.7
Maintenance capital	63.2	70.2	51.8
Corporate and other assets	17.8	38.9	54.6
Total	$432.4	$503.0	$344.1

We currently expect capital expenditures for the full year 2026 to range from approximately $475 million to $525 million, including $375 million to $400 million for retail growth, approximately $80 million to $95 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the three years ended December 31, 2025, included in this Annual Report on Form 10-K for more information.

Critical Accounting Policies
Goodwill and intangible assets
Goodwill represents the excess of the aggregate of the consideration transferred over the net assets acquired and liabilities assumed and is tested annually for impairment, or more frequently if there are indicators of impairment. Acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when events or circumstances indicate that the asset group to which the intangible assets belong might be impaired. The Company revises the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision. If the Company revises the useful life, the unamortized balance is amortized over the remaining useful life on a prospective basis. Indefinite-lived intangibles are tested annually for impairment, or more often if indicators warrant.
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
When an evaluation is required, the projected future undiscounted cash flows to be generated from each retail store over its remaining economic life are compared to the carrying value of the long-lived assets of that store to determine if a write-down of the carrying value to fair value is required. When determining future cash flows associated with an individual retail store, we make assumptions about key variables such as sales volume, gross margins and expenses. Cash flows vary for each retail store year to year. Changes in market demographics, traffic patterns, competition and other factors impact the overall operations of certain of our individual retail store locations. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material change in the methodology used to estimate future cash flows of retail store locations during the past three years. In 2025 and 2024, we recorded impairment charges of $5.3 million and $8.2 million, respectively.
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. The Company is occasionally challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns.  Although the Company believes it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.  See Note 11 “Income Taxes” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2025 for a further discussion of our tax liabilities.
Asset Retirement Obligations
We operate above-ground and underground storage tanks at our facilities. We recognize the estimated future cost to remove these underground storage tanks (“USTs”) over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to cost of the property and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three years. We base our estimates of such future costs on our prior experience with removal and normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience, if any, on an annual basis, and if the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained. There were no material changes in our asset retirement obligation estimates during 2025, 2024, or 2023. See also Note 10 “Asset Retirement Obligation” in the accompanying audited consolidated financial statements for the three-year period ended December 31, 2025.
Business combinations
We account for business combinations using the purchase method of accounting. The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed at date of acquisition, with any excess recorded as goodwill. These fair value determinations require management to make estimates which are based on all available information and may involve the use of assumptions with respect to the timing and amount of future revenues and expenses, the weighted-average cost of capital, and royalty rates associated with the transaction and the assets or liabilities acquired. This judgment and determination affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to our M&A activity, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third-parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as evolving trade policies and the imposition of reciprocal tariffs and the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future nicotine or e-cigarette legislation and any other efforts that make purchasing nicotine products more costly or difficult could hurt our revenues and impact gross margins; our ability to successfully expand our food and beverage offerings; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 14 “Financial Instruments and Risk Management” in the accompanying audited consolidated financial statements, there were short-term commodity derivative contracts in place at December 31, 2025 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.
Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $600.0 million and to our revolving credit facility which had $183.0 million of outstanding borrowings at December 31, 2025. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at December 31, 2025.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item appears on pages F-1 through F-38, which follow the exhibit index of the Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of December 31, 2025.
Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting.
Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.  Management’s report is included on page F-1 of this Annual Report on Form 10-K.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and their report is included on page F-4 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2025 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Officer
On February 12, 2026, Christopher A. Click, Executive Vice President, Strategy, Growth and Innovation informed the Company of his intent to resign from his role effective February 20, 2026. Mr. Click’s responsibilities and direct reports will be temporarily realigned until a successor is designated. Mr. Click’s resignation was voluntary and did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Election of Directors” and “Committees”.

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

The Company has adopted insider trading policies and procedures applicable to its directors, officers, and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. The Company's Stock Transaction Guidelines are filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the caption “Review, Approval or Ratification of Transactions with Related Persons.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy USA’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the caption “Audit Committee Report.”

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

4.4*	Description of Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Severance Protection Agreement dated as of August 20, 2013 between Murphy USA and R. Andrew Clyde, (incorporated by reference to Murphy USA’s Current Report on Form 8-K filed August 22, 2013)†
10.2*	Severance Protection Agreement dated as of January 1, 2026 between Murphy USA and Mindy K. West†
10.3
Murphy USA Inc. 2013 Long-Term Incentive Plan, as amended and restated effective as of February 9, 2017 (incorporated by reference to Murphy USA Inc's Annual Report on Form 10-K filed February 22, 2017)†

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

10.6	Form of Murphy USA 2013 Long-Term Incentive Plan Option Grant Agreement (incorporated by reference to Exhibit 10.10 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.7	Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (incorporated by reference to Exhibit 10.11 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.8	Form of Murphy USA 2013 Long-Term Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed on February 19, 2021)†
10.9	Form of Murphy USA 2013 Non-Employee Director Award (incorporated by reference to Exhibit 10.13 to Murphy USA Inc's Annual Report on Form 10-K filed February 19, 2021)†
10.10
Credit Agreement, dated as of January 29, 2021, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA's Current Report on Form 8-K as filed February 1, 2021)

10.11
Form of Murphy USA 2013 Long-Term Incentive Plan Option Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.12 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.12
Form of Murphy USA 2013 Long-Term Incentive Plan RSU Agreement (February 2023 grants)(incorporated by reference to Exhibit 10.13 to Murphy USA Inc's Annual Report on Form 10-K filed on February 15, 2023)†

10.13
Form of Murphy USA 2013 Long-Term Incentive Plan Performance Stock Unit Agreement (February 2023 grants) (incorporated by reference to Exhibit 10.14 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.14	Form of Murphy USA 2013 Non-Employee Director Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.15 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†
10.15
Form of Murphy USA 2013 Non-Employee Director Cash Deferral Equity Grant (February 2023 grants) (incorporated by reference to Exhibit 10.16 to Murphy USA Inc's Annual Report on Form 10-K filed February 15, 2023)†

10.16	Murphy USA Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99 to Murphy USA Inc's Registration Statement on Form S-8 (File No. 333-271777) filed May 9, 2023†
10.17
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

10.18	Form of 2023 Omnibus Incentive Plan Option Grant Agreement (incorporated by reference to Exhibit 10.17 to Murphy USA Inc's Annual Report on Form 10-K filed February 20, 2025)†
10.19	Form of 2023 Omnibus Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10.18 to Murphy USA Inc's Annual Report on Form 10-K filed February 20, 2025)†
10.20	Form of 2023 Omnibus Incentive Plan RSU Agreement (Non-Employee Director Award) (incorporated by reference to Exhibit 10.19 to Murphy USA Inc's Annual Report on Form 10-K filed February 20, 2025)†
10.21	Form of 2023 Omnibus Incentive Plan RSU Agreement (Employees) (incorporated by reference to Exhibit 10.20 to Murphy USA Inc's Annual Report on Form 10-K filed February 20, 2025)†
10.22
Second Amendment Agreement, dated as of June 26, 2023, to the Credit Agreement dated as of January 29, 2021, as amended as of March 8, 2023, by and among Murphy USA Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Revolving Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Term Administrative Agent (incorporated by reference to Exhibit 10.5 to Murphy USA Inc's Quarterly Report on Form 10-Q filed August 3, 2023)

10.23
Refinancing Facility Agreement, dated as of April 7, 2025, by and among Murphy USA Inc., Murphy Oil USA, Inc., Royal Bank of Canada, as term administrative agent, JPMorgan Chase Bank, N.A., as revolving administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Murphy USA Inc.'s Current Report on Form 8-K filed April 11, 2025)

10.24
Murphy USA Inc. 2019 Annual Incentive Plan, as amended and restated, and effective as of August 14, 2024 (incorporated by reference to Exhibit 10.1 to Murphy USA Inc's Quarterly Report on Form 10-Q filed October 31, 2024)†

10.25*	Separation Agreement between Murphy Oil USA, Inc. and Charles Galagher Jeff, dated as of October 14, 2025†
10.26*	Letter Agreement dated December 11, 2025, between Murphy USA Inc., R. Andrew Clyde and Clyde Advisory LLC†
19.1*	Murphy USA Inc. Stock Transaction Guidelines
21*	List of Subsidiaries of Murphy USA
22*	List of Subsidiary Guarantors and Issuers of Guaranteed Debt
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
97.1	Murphy USA Inc. Financial Restatement Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to Murphy USA Inc's Annual Report on Form 10-K filed February 20, 2025)
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY USA Inc.

By:	/s/ Mindy K. West	Date:	February 18, 2026
Mindy K. West, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ R. Madison Murphy	/s/ Jack T. Taylor
R. Madison Murphy, Chairman and Director	Jack T. Taylor, Director

/s/ Mindy K. West	/s/ James W. Keyes
Mindy K. West, President and Chief	James W. Keyes, Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Claiborne P. Deming	/s/ Jeanne L. Phillips
Claiborne P. Deming, Director	Jeanne L. Phillips, Director

/s/ David B. Miller	/s/ Michael G. Kulp
David B. Miller, Director	Michael G. Kulp, Director

/s/ David C. Haley	/s/ Rosemary Turner
David C. Haley, Director	Rosemary Turner, Director

/s/ David L. Goebel	/s/ Donald R. Smith, Jr.
David L. Goebel, Director	Donald R. Smith, Jr., Vice President,
Interim Chief Financial Officer and Treasurer
(Principal Financial & Accounting Officer)
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

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-4.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy USA Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes and schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment triggering events related to property, plant and equipment
As discussed in Note 2 to the consolidated financial statements, the Company assesses its property, plant and equipment for potential impairment whenever events or changes in the circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The property, plant and equipment balance, at cost less accumulated depreciation, as of December 31, 2025 was $2,962.8 million. Some retail sites may generate negative cash flow or experience events that indicate carrying values might not be recovered, indicating a higher risk that these retail sites might be impaired. This requires the Company to consider profitability and retail site specific factors when evaluating its retail sites for impairment in order to determine whether or not an impairment triggering event has occurred.
We identified the assessment of impairment triggering events related to certain property, plant and equipment as a critical audit matter. The determination of the asset group level, the evaluation of the retail site profitability, and the assessment of retail site specific factors involved challenging auditor judgment, as changes to those factors could have a significant impact on the Company’s assessment of an impairment triggering event.
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
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Murphy USA Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy USA Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes and schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Dallas, Texas
February 18, 2026

Murphy USA Inc.
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$28.9	$47.0
Accounts receivable—trade, less allowance for doubtful accounts of $0.3 in 2025 and 2024, respectively	276.2	268.5
Inventories, at lower of cost or market	413.0	401.6
Prepaid expenses and other current assets	29.7	31.0
Total current assets	747.8	748.1
Property, plant and equipment, at cost less accumulated depreciation and amortization of $2,173.5 in 2025 and $1,931.4 in 2024, respectively	2,962.8	2,813.2
Operating lease right-of-use assets, net	526.3	492.9
Intangible assets, net of amortization	139.3	139.5
Goodwill	328.0	328.0
Other assets	21.6	19.9
Total assets	$4,725.8	$4,541.6

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19.0	$15.7
Trade accounts payable and accrued liabilities	865.2	874.4
Income taxes payable	44.9	57.8
Total current liabilities	929.1	947.9

Long-term debt, including capitalized lease obligations	2,163.6	1,832.7
Deferred income taxes	388.5	343.4
Asset retirement obligations	52.5	49.1
Non-current operating lease liabilities	534.6	496.3
Deferred credits and other liabilities	34.0	32.1
Total liabilities	4,102.3	3,701.5
Stockholders' Equity
Preferred Stock, par $0.01, (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01, (authorized 200,000,000 shares, 46,767,164 shares issued at December 31, 2025 and 2024, respectively)	0.5	0.5
Treasury stock (28,201,581 and 26,750,846 shares held at December 31, 2025 and 2024, respectively)	(4,031.7)	(3,391.3)
Additional paid in capital (APIC)	482.4	487.5
Retained earnings	4,172.3	3,743.4
Total stockholders' equity	623.5	840.1
Total liabilities and stockholders' equity	$4,725.8	$4,541.6
See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2025	2024	2023
Operating Revenues
Petroleum product sales [1]	$14,862.8	$15,891.8	$17,104.4
Merchandise sales	4,303.8	4,214.8	4,089.3
Other operating revenues	217.4	137.7	335.7
Total operating revenues	19,384.0	20,244.3	21,529.4
Operating Expenses
Petroleum product cost of goods sold [1]	13,589.8	14,556.4	15,929.7
Merchandise cost of goods sold	3,434.8	3,381.1	3,285.9
Store and other operating expenses	1,108.5	1,064.6	1,014.8
Depreciation and amortization	276.8	248.0	228.7
Impairment of properties	5.3	8.2	—
Selling, general and administrative	231.5	235.4	240.5
Restructuring expense	12.6	—	—
Accretion of asset retirement obligations	3.4	3.2	3.0
Total operating expenses	18,662.7	19,496.9	20,702.6

Gain (loss) on sale of assets	(2.8)	(4.5)	(0.8)
Income (loss) from operations	718.5	742.9	826.0
Other income (expense)
Investment income	0.2	6.4	6.9
Interest expense	(110.9)	(97.1)	(98.5)
Other nonoperating income (expense)	1.4	(0.6)	—
Total other income (expense)	(109.3)	(91.3)	(91.6)
Income before income taxes	609.2	651.6	734.4
Income tax expense (benefit)	138.6	149.1	177.6
Net Income	$470.6	$502.5	$556.8
Basic and Diluted Earnings Per Common Share:
Basic	$24.38	$24.47	$25.91
Diluted	$24.10	$24.11	$25.49
Weighted-average shares outstanding (in thousands):
Basic	19,303	20,533	21,493
Diluted	19,526	20,842	21,843
Supplemental information:
[1] Includes excise taxes of:	$2,366.1	$2,334.9	$2,291.2

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Net income	$470.6	$502.5	$556.8

Other comprehensive income (loss), net of tax
Marketable securities:
Unrealized gain (loss)	—	—	0.1
Reclassifications:
Amortization of unrealized (gain) loss to interest expense	—	—	0.6
	—	—	0.7
Deferred income tax expense (benefit)	—	—	0.2
Other comprehensive income (loss)	—	—	0.5
Comprehensive income	$470.6	$502.5	$557.3

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Operating Activities
Net income	$470.6	$502.5	$556.8
Adjustments to reconcile net income to net cash provided (required) by operating activities
Depreciation and amortization	276.8	248.0	228.7
Impairment of properties	5.3	8.2	—
Deferred and noncurrent income tax charges (benefits)	45.1	14.0	2.0
Restructuring expense, net of cash paid	5.6	—	—
Accretion of asset retirement obligations	3.4	3.2	3.0
Amortization of discount on marketable securities	—	(0.2)	(0.4)
(Gains) losses from sale of assets	2.8	4.5	0.8
Net (increases) decrease in noncash operating working capital	(33.1)	32.8	(42.1)
Other operating activities - net	37.4	34.6	35.2
Net cash provided (required) by operating activities	813.9	847.6	784.0
Investing Activities
Property additions	(439.6)	(458.1)	(335.6)
Proceeds from sale of assets	2.4	2.0	2.4
Investment in marketable securities	—	—	(12.8)
Redemptions of marketable securities	—	11.5	24.0
Other investing activities - net	1.2	(1.2)	(1.6)
Net cash provided (required) by investing activities	(436.0)	(445.8)	(323.6)
Financing Activities
Purchase of treasury stock	(649.9)	(445.7)	(333.2)
Dividends paid	(41.5)	(36.8)	(33.4)
Borrowings of debt	2,982.3	707.0	8.0
Repayments of debt	(2,654.4)	(666.7)	(23.4)
Debt issuance costs	(9.0)	—	—
Amounts related to share-based compensation	(23.5)	(30.4)	(21.1)
Net cash provided (required) by financing activities	(396.0)	(472.6)	(403.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(18.1)	(70.8)	57.3
Cash, cash equivalents and restricted cash at January 1	47.0	117.8	60.5
Cash, cash equivalents and restricted cash at December 31	$28.9	$47.0	$117.8

See accompanying notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2022	46,767,164	$0.5	$(2,633.3)	$518.9	$2,755.1	$(0.5)	$640.7
Net income	—	—	—	—	556.8	—	556.8
Gain on interest rate hedge and unrealized gain on marketable securities, net of tax	—	—	—	—	—	0.5	0.5
Cash dividends declared, ($1.55 per share)	—	—	—	—	(33.4)	—	(33.4)
Dividend equivalent units accrued	—	—	—	0.4	(0.4)	—	—
Purchase of treasury stock	—	—	(336.2)	—	—	—	(336.2)
Issuance of treasury stock	—	—	11.7	(11.9)	—	—	(0.2)
Amounts related to share-based compensation	—	—	—	(21.1)	—	—	(21.1)
Share-based compensation expense	—	—	—	21.8	—	—	21.8
Balance as of December 31, 2023	46,767,164	0.5	(2,957.8)	508.1	3,278.1	—	828.9
Net income	—	—	—	—	502.5	—	502.5
Cash dividends declared, ($1.79 per share)	—	—	—	—	(36.8)	—	(36.8)
Dividend equivalent units accrued	—	—	—	0.4	(0.4)	—	—
Purchase of treasury stock	—	—	(446.6)	—	—	—	(446.6)
Issuance of treasury stock	—	—	13.1	(13.5)	—	—	(0.4)
Amounts related to share-based compensation	—	—	—	(30.4)	—	—	(30.4)
Share-based compensation expense	—	—	—	22.9	—	—	22.9
Balance as of December 31, 2024	46,767,164	0.5	(3,391.3)	487.5	3,743.4	—	840.1
Net income	—	—	—	—	470.6	—	470.6
Cash dividends declared, ($2.15 per share)	—	—	—	—	(41.5)	—	(41.5)
Dividend equivalent units accrued	—	—	—	0.2	(0.2)	—	—
Purchase of treasury stock	—	—	(652.0)	—	—	—	(652.0)
Issuance of treasury stock	—	—	11.6	(10.4)	—	—	1.2
Amounts related to share-based compensation	—	—	—	(23.5)	—	—	(23.5)
Share-based compensation expense	—	—	—	28.6	—	—	28.6
Balance as of December 31, 2025	46,767,164	$0.5	$(4,031.7)	$482.4	$4,172.3	$—	$623.5

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

Murphy USA markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. In addition, we operate non-fuel convenience stores in select markets. The Company owns and operates a chain of retail stores under the brand name of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At December 31, 2025, the Company had a total of 1,800 Company stores in 27 states, of which 1,649 were branded as Murphy and 151 were branded QuickChek. The Company also has certain product supply and wholesale assets, including product distribution terminals and pipeline positions.

Murphy Oil USA, Inc. and certain of its subsidiaries operate on a calendar year basis, while the QuickChek subsidiaries previously used a weekly retail calendar where each quarter had 13 weeks until November 2025, when its period end was aligned with the rest of the Company. For 2025, the QuickChek results cover the period December 28, 2024 to December 31, 2025. For 2024, the QuickChek results cover the period December 30, 2023 to December 27, 2024. The difference in the timing of the period ends is immaterial to the overall consolidated results and all future periods will be aligned.

Adoption of New Accounting Pronouncement

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. This update requires more detailed disclosures in the income tax note, including a standardized tabular rate reconciliation and disaggregated information on income taxes paid by jurisdiction. Since the guidance was adopted prospectively, the disclosures for the years ended December 31, 2024, and 2023, are presented under the previous accounting standard. The adoption of this ASU did not have an impact on the Company's consolidated financial position or results of operations, as it only affects disclosures.

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

REVENUE RECOGNITION – Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our petroleum products, convenience merchandise, Renewable Identification Numbers ("RINs") and other assets to our third-party customers. Revenue is measured as the amounts of consideration we expect to receive in exchange for transferring goods or providing services. Excise and sales taxes that we collect where we have determined we are the principal in the transaction have been recorded as revenue on a jurisdiction-by-jurisdiction basis.

The Company enters into buy/sell and similar arrangements when petroleum products are held at one location but are needed at a different location. The Company often pays or receives funds related to the buy/sell

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES – Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in Operating Revenues and Operating Expenses in the Consolidated Statements of Income. Excise taxes on petroleum products collected and remitted were $2.4 billion in 2025, $2.3 billion in 2024, and $2.3 billion in 2023.

CASH EQUIVALENTS – Short-term investments, which include governmental securities, money market funds and other instruments with governmental securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY, PLANT AND EQUIPMENT – Additions to property, plant and equipment, including renewals and betterments, are capitalized and recorded at cost. Certain marketing facilities are primarily depreciated using the composite straight-line method with depreciable lives ranging from 3 to 25 years. Gasoline stores, improvements to gasoline stores and other assets are depreciated over 3 to 50 years by individual unit on the straight-line method. The Company capitalizes interest costs as a component of construction in progress on individually significant projects based on the weighted-average interest rates incurred on its long-term borrowings. Total interest cost capitalized was $4.4 million in 2025, $4.2 million in 2024 and $2.4 million in 2023.

The Company has undertaken like-kind exchange ("LKE") transactions under the federal tax code in an effort to acquire and sell real property in a tax-efficient manner. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate these LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash on the Company's balance sheet because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to the Company by the intermediary and are reclassified as available cash and applicable income taxes are determined. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, the replacement assets held by the exchange accommodation titleholder are consolidated and recorded in Property, Plant and Equipment on the Consolidated Balance Sheets. The unspent proceeds that are held in trust with the intermediary are recorded as noncurrent assets in the Consolidated Balance Sheet as the cash was restricted for the acquisition of similar properties. At December 31, 2025 and 2024, the Company had no open LKE transactions with an intermediary.

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
IMPAIRMENT OF ASSETS – Long-lived assets, which include property and equipment and finite-lived assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets are tested annually. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. In 2025, the Company recognized impairment charges of $5.3 million, $8.2 million in 2024, and no impairment charges in 2023.
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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Revenues

Revenue Recognition

The following table disaggregates our revenue by major source for the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Marketing Segment
Petroleum product sales (at retail)[1]	$13,397.7	$14,417.5	$15,279.9
Petroleum product sales (at wholesale)[1]	1,465.1	1,474.3	1,824.5
Total petroleum product sales	14,862.8	15,891.8	17,104.4
Merchandise sales	4,303.8	4,214.8	4,089.3
Other operating revenues:
RINs	211.7	129.6	328.6
Other revenues[2]	5.2	7.5	6.6
Total Marketing segment revenues	19,383.5	20,243.7	21,528.9
Corporate and Other Assets	0.5	0.6	0.5
Total revenues	$19,384.0	$20,244.3	$21,529.4
[1]Includes excise and sales taxes that remain eligible for inclusion under Topic 606
[2]Primarily includes collection allowance on excise and sales taxes combined with other miscellaneous items

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QC rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both loyalty programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at December 31, 2025 and 2024 were immaterial.

RINs sales. For the sale of RINs, we recognize revenue when the RIN is transferred to the counter-party and the sale is completed. Receivables from our counter-parties related to the RIN sales are typically collected within five days of the sale.

Other revenues. Items reported as other operating revenues include collection allowances for excise and sales taxes and other miscellaneous items and are recognized as revenue when the transaction is completed.

Accounts receivable

Trade accounts receivable on the Consolidated Balance Sheet represents both receivables related to contracts with customers and other trade receivables. At December 31, 2025 and 2024, we had $115.0 million and $110.5 million of receivables, respectively, related to contracts with customers recorded. Typically, the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventories

Inventories consisted of the following:

	December 31,
(Millions of dollars)	2025	2024
Petroleum products - FIFO basis	$305.8	$353.3
Store merchandise for resale - FIFO basis	254.7	226.5
Less LIFO reserve	(162.6)	(189.1)
Total petroleum products and store merchandise inventory	397.9	390.7
Materials and supplies	15.1	10.9
Total inventories	$413.0	$401.6

At December 31, 2025 and 2024, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $162.6 million and $189.1 million, respectively.

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

Securities are generally required to have a final maturity of 24 months or less with a weighted-average maturity for the portfolio of no longer than 12 months and must have an active secondary market. Investments may include U.S. Treasury bills, notes and bonds, U.S. Agency securities, repurchase agreements, certificates of deposit, institutional, government money market funds that maintain a stable $1.00 net asset value, domestic and foreign commercial paper, municipal securities, domestic and foreign debt issued by corporations or financial institutions with the primary objective of minimizing the potential risk of principal loss. The Company determines the classification of its marketable securities based on its investment strategy at the time of purchase.

The Company held no marketable securities at December 31, 2025 or 2024.

Note 6 – Property, Plant and Equipment

		December 31, 2025		December 31, 2024
(Millions of dollars)	Estimated Useful Life	Cost	Net	Cost	Net
Land		$709.4	$709.4	$674.6	$674.6
Real estate finance leases	1 to 40 years	155.0	93.0	150.9	100.8
Pipeline and terminal facilities	3 to 25 years	105.9	59.8	99.2	57.1
Retail gasoline stores	3 to 50 years	3,823.4	1,953.9	3,498.7	1,826.3
Buildings	20 to 45 years	75.7	40.6	75.4	43.8
Other	3 to 20 years	266.9	106.1	245.8	110.6
		$5,136.3	$2,962.8	$4,744.6	$2,813.2

Depreciation expense of $275.8 million, $247.0 million and $227.7 million was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

	December 31,
(Millions of dollars)	2025	2024
Goodwill	$328.0	$328.0

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

Intangible assets subject to amortization at December 31, 2025 and 2024 consisted of the following:

	Remaining Useful Life (in years)	December 31, 2025		December 31, 2024
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	29.7	$39.6	$29.7	$39.6	$30.7
Intangible lease liability	8.6	(9.1)	(5.8)	(9.1)	(6.6)
Total intangible assets subject to amortization		30.5	23.9	30.5	24.1
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.3	$145.9	$139.5

Note 8 – Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities consisted of the following:

	December 31,
(Millions of dollars)	2025	2024
Trade accounts payable	$477.5	$518.0
Excise taxes/withholdings payable	106.1	99.7
Accrued insurance obligations	68.3	59.7
Accrued taxes other than income	49.7	43.2
Accrued compensation and benefits	58.5	39.9
Accrued capital expenditures	38.5	55.1
Current operating lease liabilities	25.8	23.7
Other	40.8	35.1
Accounts payable and accrued liabilities	$865.2	$874.4

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(Millions of dollars)	2025	2024
5.625% senior notes due 2027 (net of unamortized discount of $0.5 at 2025 and $0.9 at 2024)	$299.5	$299.1
4.75% senior notes due 2029 (net of unamortized discount of $2.3 at 2025 and $3.0 at 2024)	497.7	497.0
3.75% senior notes due 2031 (net of unamortized discount of $3.2 at 2025 and $3.8 at 2024)	496.8	496.2
Term loan due 2028 (effective interest rate of n/a at 2025 and 6.44% at 2024)	—	385.6
Term loan due 2032 (effective interest rate of 5.61% at 2025) net of unamortized discount of $1.0 at 2025	599.0	—
Revolving credit facility, due 2030 (weighted-average interest rate of 5.88% at December 31, 2025)	183.0	56.0
Capitalized lease obligations, autos and equipment, due through 2030	7.7	3.2
Capitalized lease obligations, buildings, due through 2059	110.8	116.5
Unamortized debt issuance costs	(11.9)	(5.2)
Total long-term debt	2,182.6	1,848.4
Less current maturities	19.0	15.7
Total long-term debt, net of current	$2,163.6	$1,832.7

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following a refinancing effective as of April 7, 2025, the credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the “Term Facility”) (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750 million (the “Revolving Facility”, and together with the Term Facility, the “Credit Facilities”). The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. The outstanding balance of the term loan was $600.0 million at December 31, 2025 and at December 31, 2024, prior to the refinancing, the outstanding balance of the term loan was $386.0 million. As of December 31, 2025, we had $183.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

The Term Facility amortizes in quarterly installments, which commenced on January 1, 2026, at a rate of 1.00% per annum. Pursuant to the credit agreement, the applicable margin, (A) in the case of Adjusted SOFR Rate borrowings, (i) with respect to the Revolving Facility, ranges from 1.25% to 2.00% per annum depending on a total debt to EBITDA ratio and (ii) with respect to the Term Facility, is 1.75% per annum and (B) in the case of Alternate Base Rate borrowings (i) with respect to the Revolving Facility, ranges from 0.25% to 1.00% per annum depending on a total debt to EBITDA ratio or (ii) with respect to the Term Facility, is 0.75% per annum.

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0, could be limited. At December 31, 2025, our total leverage ratio was 2.11 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million, or (b) 15.0% of consolidated net tangible assets, estimated at $424.3 million as of December 31, 2025, over the life of the credit agreement.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Asset Retirement Obligations

The majority of the ARO recognized by the Company at December 31, 2025 and 2024 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table:

	December 31,
(Millions of dollars)	2025	2024
Balance at beginning of period	$49.1	$46.1
Accretion expense	3.4	3.2
Settlement of liabilities	(1.0)	(3.1)
Liabilities incurred	1.0	2.9
Balance at end of period	$52.5	$49.1

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 11 — Income Taxes

The components of income (loss) before income taxes for each of the three years ended December 31, 2025 and income tax expense (benefit) attributable thereto are as follows:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Income (loss) before income taxes	$609.2	$651.6	$734.4
Income tax expense (benefit)
Federal - Current	$70.1	$115.5	$141.5
Federal - Deferred	48.4	11.8	3.5
State - Current and deferred	20.1	21.8	32.6
Total income tax expense (benefit)	$138.6	$149.1	$177.6

The following table reconciles the Company income tax expense (benefit) based on the U.S. statutory tax rate to the income tax expense (benefit) for the year ended December 31, 2025, after the adoption of ASU 2023-09.

(Millions of dollars)	Amount	Percent
Income tax expense (benefit) based on the U.S. statutory tax rate	$127.9	21.0%
Domestic federal
Tax Credits	(8.0)	(1.3)%
Nontaxable and nondeductible items	2.0	0.3%
Other reconciling items	0.2	—%
Domestic state and local income taxes, net of federal effect	16.5	2.8%
Total income tax expense (benefit)	$138.6	22.8%

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2025, state and local income taxes in New Jersey, Florida, Alabama, Georgia and Tennessee comprised the majority of the domestic state and local income taxes, net of federal effect category.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit) for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09.

	Years Ended December 31,
(Millions of dollars)	2024	2023
Income tax expense based on the U.S. statutory tax rate	$136.8	$154.2
State income taxes, net of federal benefit	17.3	25.0
Federal credits	(2.5)	(2.6)
Other, net	(2.5)	1.0
Total	$149.1	$177.6

Cash income taxes paid, net of refunds, for the year ended December, 31, 2025, was as follows:

(Millions of dollars)	Amount
US federal	$86.0
US state and local	15.0
Total	$101.0

Cash income taxes paid, net of refunds, were $109.5 million and $128.0 million for the years ended December 31, 2024 and 2023, respectively.

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 showing the tax effects of significant temporary differences is as follows:

	December 31,
(Millions of dollars)	2025	2024
Deferred tax assets
Property costs and asset retirement obligations	$8.1	$7.3
Employee benefits	12.4	11.7
Operating leases liability	117.7	109.2
Other deferred tax assets	15.0	15.9
Total gross deferred tax assets	153.2	144.1
Deferred tax liabilities
Accumulated depreciation and amortization	(383.0)	(344.5)
State deferred taxes	(28.6)	(31.2)
Operating leases right-of-use assets	(110.5)	(103.5)
Other deferred tax liabilities	(19.6)	(8.3)
Total gross deferred tax liabilities	(541.7)	(487.5)
Net deferred tax liabilities	$(388.5)	$(343.4)

In management’s judgment, the deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or utilized by available tax planning strategies.

As of December 31, 2025, the earliest year remaining open for federal audits and/or settlement is 2022 and for state audits and/or settlement is 2020. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2025 and 2024 is shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2025	2024
Balance at January 1	$—	$0.5
Additions for tax positions related to prior years	—	—
Expiration of statutes of limitation	—	(0.5)
Balance at December 31	$—	$—

All additions or reductions to the above liability affect the Company’s effective tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Income tax expense for the years ended December 31, 2025, 2024 and 2023 included immaterial amounts of interest and penalties, associated with uncertain tax positions.  Of these amounts shown in the table, there were no unrecognized tax benefits that, if recognized, would impact our effective tax rate for the years ended December 31, 2025 and 2024, respectively.

Total excess tax benefits for equity compensation recognized in the twelve months ended December 31, 2025, 2024 and 2023 were $2.9 million, $5.0 million and $2.9 million, respectively.

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

On May 4, 2023, the 2023 Omnibus Incentive Compensation Plan (the "MUSA 2023 Plan") was approved by the Company's shareholders and became effective for all future grants for both employees and directors. The MUSA 2023 Plan replaced the MUSA 2013 Plan and the 2013 Directors Plan, each of which expired on August 8, 2023. The MUSA 2023 Plan authorizes the Committee to grant to non-employee directors, employees, and consultants of the Company, or any of its subsidiaries, stock options (incentive stock options ("ISOs") and nonqualified stock options ("NQSO")), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance awards or other cash-based awards and other stock-based awards. The maximum number of shares available for issuance under the MUSA 2023 Plan shall not exceed in the aggregate 1.725 million shares (subject to certain adjustments). During the period from May 4, 2023 to December 31, 2025, the Company granted a total of 191,075 awards from the MUSA 2023 Plan, which leaves 1,533,925 remaining shares. At present, the Company expects to issue all shares that vest out of our existing treasury shares rather than issuing new common shares.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning with its initial quarterly dividend in December 2020, the Company has issued dividend equivalent units ("DEUs") on all outstanding, unvested equity awards (except stock options) in an amount commensurate with regular quarterly dividends paid on common stock. The terms of the DEUs mirror the underlying awards and will only vest if the related award vests. DEUs issued are included with grants in each respective table as applicable.

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value ("FMV") on the date of the grant and fixes the option term at no more than 7 years from such date. Most of the nonqualified stock options granted by the Committee in 2025 to certain employees were granted in February 2025.

Following are the assumptions used by the Company to value the original awards:

	Years Ended December 31,
	2025	2024	2023
Fair value per option grant	$154.07	$133.91	$88.53
Assumptions
Dividend yield	0.4%	0.4%	0.5%
Expected volatility	27.9%	32.9%	33.1%
Risk-free interest rate	4.5%	4.3%	3.8%
Expected life (years)	4.8	4.8	4.9
Stock price at valuation date	$492.22	$391.54	$263.48

Changes in options outstanding for Company employees during the period from December 31, 2024 to December 31, 2025 are presented in the following table:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2024	259,750	$180.68
Granted	28,900	$492.22
Exercised	(36,200)	$99.28
Forfeited	(7,350)	$410.81
Outstanding at December 31, 2025	245,100	$222.54	3.1	$46.7

Exercisable at December 31, 2025	172,790	$148.96	2.2	$44.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information about stock options outstanding at December 31, 2025 is shown below:

			Options Outstanding		Options Exercisable
Range of Exercise Prices per Option			No. of Options	Avg. Life Remaining in Years	No. of Options	Avg. Life Remaining in Years
$0.00	to	$99.99	8,600	0.2	8,600	0.2
$100.00	to	$149.99	98,140	1.6	98,140	1.6
$150.00	to	$249.99	47,900	3.0	47,900	3.0
$250.00	to	$349.99	34,550	3.9	17,750	3.7
$350.00	to	$449.99	29,710	5.1	400	1.2
$450.00	&	Above	26,200	6.1	—	—
			245,100	3.1	172,790	2.2

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

Changes in RSUs outstanding during the period from December 31, 2024 to December 31, 2025 are presented in the following table:

RSUs	Number of Units	Weighted-Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	98,214	$285.60
Granted	29,467	$462.80
Vested and issued	(38,968)	$212.35	$17.9
Forfeited	(6,798)	$386.91
Outstanding at December 31, 2025	81,915	$376.60	$33.1

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the period ended December 31, 2025, we granted 865 DSUs and recorded director expense of $0.4 million related to the grants. At December 31, 2025, there were 2,604 Director DSUs vested and outstanding with an average grant date fair value of $399.79 per unit under the MUSA 2023 Plan.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the ROACE portion of the awards, the valuation was based on the grant date fair value of $492.22 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Changes in PSUs outstanding for Company employees during the period from December 31, 2024 to December 31, 2025 are presented in the following table:

Employee PSUs	Number of Units	Weighted-Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	77,395	$320.05
Granted	49,371	$583.25
Vested and issued	(61,288)	$221.39	$29.7
Forfeited	(5,874)	$466.58
Outstanding at December 31, 2025	59,604	$438.28	$24.1

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

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2024 to December 31, 2025 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted-Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2024	9,436	$196.38
Granted	12	$406.93
Vested and issued	(7,174)	$175.84	$3.5
Outstanding at December 31, 2025	2,274	$261.51	$0.9

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. At December 31, 2025 there were 426 Director DSUs outstanding with an average grant date fair value of $259.87 per unit under the 2013 Directors Plan.

Amounts recognized in the financial statements by the Company with respect to all share-based compensation plans are shown in the following table:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Compensation charged against income before income tax benefit	$28.6	$22.9	$21.8
Related income tax benefit recognized in income	$6.0	$4.8	$4.6

As of December 31, 2025, there was $18.3 million in compensation costs to be expensed over approximately the next 2.2 years related to unvested share-based compensation arrangements granted by the

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company.  Employees who have stock options are required to net settle their options in shares, after applicable statutory withholding taxes are considered, upon each stock option exercise. Therefore, no cash is received upon exercise. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $0.4 million, $1.1 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 13 — Employee and Retiree Benefit Plans

THRIFT PLAN – Employees of the Company may participate in defined contribution savings plans by contributing up to a specified percentage of their base pay.  The Company matches contributions for Murphy USA eligible employees at 100% of each employee’s contribution, up to a maximum of 6%.  In addition, the Company makes annual retirement contributions on an annual basis for Murphy USA employees.  Eligible employees receive a stated percentage of their base and eligible incentive pay of which can range from 3% to 9% based on participant's age, years of service, date of hire, subsidiary organization, or role. Beginning in 2023, the QuickChek Corporation 401(k) Retirement and Savings Plan and the Murphy Profit Sharing Plan were merged into the Murphy USA Savings Plan. The Company’s combined expenses related to these plans were $21.1 million in 2025, $25.9 million in 2024 and $23.8 million in 2023.

SUPPLEMENTAL EXECUTIVE RETIREMENT – The Company provides a Supplemental Executive Retirement Plan ('SERP'), a nonqualified deferred compensation plan for Murphy USA employees, to eligible executives and certain members of management. The SERP plan is intended to restore qualified defined contribution plan benefits restricted under the Internal Revenue Code of 1986 to certain highly compensated individuals. The liability balances, net of associated assets, were $8.4 million and $11.4 million, at December 31, 2025 and 2024, respectively.

Note 14 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statement of Income. Certain interest rate derivative contracts were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of December 31, 2025, all current commodity derivative activity is immaterial.

There were nominal cash deposits at December 31, 2025 and $0.2 million at December 31, 2024 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at December 31, 2025 and 2024.

Note 15 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On December 1, 2021, the Board of Directors approved a share repurchase authorization of up to $1 billion to begin upon completion of the $500 million authorization made in October 2020. The 2021 authorization was completed in October 2023. On May 2, 2023, the Board of Directors approved another share repurchase authorization of up to $1.5 billion, excluding excise taxes, to be executed by December 31, 2028. On October 29, 2025, the Company announced that the Board of Directors approved a new share repurchase authorization

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of up to $2.0 billion, excluding excise taxes, to be executed by December 31, 2030. This authorization will commence at the conclusion of the existing 2023 authorization.

During the year 2025, the total number of share repurchases were 1,536,701 common shares for approximately $652.0 million, at an average price of $424.28 per share, including brokerage fees and accrued excise taxes, under the 2023 $1.5 billion authorization, leaving approximately $291.9 million remaining available, as of December 31, 2025.

During the years 2024 and 2023, the total number of share repurchases were 938,528 common shares for $446.6 million, at an average price of $475.86 per share and 1,026,300 common shares for $336.2 million, at an average price of $327.55 per share, respectively.

The following table provides a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
(Millions of dollars, except share and per share amounts)	2025	2024	2023
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$470.6	$502.5	$556.8

Weighted-average common shares outstanding (in thousands)	19,303	20,533	21,493

Earnings per common share	$24.38	$24.47	$25.91

Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$470.6	$502.5	$556.8

Weighted-average common shares outstanding (in thousands)	19,303	20,533	21,493
Common equivalent shares:
Share-based awards	223	309	350
Weighted-average common shares outstanding - assuming dilution (in thousands)	19,526	20,842	21,843

Earnings per common share assuming dilution	$24.10	$24.11	$25.49

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Years ended December 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2025	2024	2023
Stock Options	56,391	28,929	34,133
RSUs	7,429	13	44
PSUs	—	452	—
Total anti-dilutive shares	63,820	29,394	34,177

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Other Financial Information

CASH FLOW DISCLOSURES — Interest paid, net of amounts capitalized, was $105.1 million, $93.1 million and $92.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

CHANGES IN WORKING CAPITAL:

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Accounts receivable	$(8.1)	$65.4	$(56.3)
Inventories	(11.4)	(60.2)	(22.1)
Prepaid expenses and other current assets	3.6	(3.1)	25.2
Accounts payable and accrued liabilities	(4.3)	(3.9)	(12.0)
Income taxes payable	(12.9)	34.6	23.1
Net (increase) decrease in noncash operating working capital	$(33.1)	$32.8	$(42.1)

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 5 "Marketable Securities" in these consolidated financial statements for the period ended December 31, 2025. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in these consolidated financial statements for the period ended December 31, 2025.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade and Trade accounts payable and accrued liabilities approximates fair value. See also Note 14 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended December 31, 2025, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis, as of December 31, 2025 and 2024:

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets
Fuel derivative	$—	$—	$—	$—
Other assets
Deferred compensation plan assets	18.6	—	—	18.6

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.7)	—	—	(26.7)
	$(8.1)	$—	$—	$(8.1)

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets
Fuel derivative	—	—	0.2	0.2
Other assets
Deferred compensation plan assets	14.9	—	—	14.9

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.3)	—	—	(26.3)
	$(11.4)	$—	$0.2	$(11.2)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Carrying	Level 2	Carrying	Level 2
(Millions of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(2,064.1)	$(2,081.2)	$(1,728.7)	$(1,717.5)

Note 18 – Commitments

Rental expense for non-cancellable operating leases, including contingent payments when applicable, was $73.7 million in 2025, $66.2 million in 2024 and $60.7 million in 2023.

Commitments for capital expenditures were approximately $356.8 million at December 31, 2025, including $308.3 million approved for potential construction of future stores (including land) at year-end, along with $37.8 million for improvements of existing stores and the remaining $10.8 million for other corporate

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments and other strategic initiatives, to be financed with our operating cash flow and/or incurrence of indebtedness.

The Company has certain take-or-pay contracts primarily to supply terminals with a non-cancellable remaining term of 4.8 years. At December 31, 2025, our minimum annual payments under our take-or-pay contracts are estimated to be $9.0 million in 2026 and $7.0 million in 2027, $5.2 million in 2028, $5.1 million in 2029, and $3.8 million in 2030.

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from these other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at December 31, 2025, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. currently considers the Company a PRP at one Superfund site.  As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2025. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean-up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. Currently, the state of Delaware has filed a lawsuit against energy companies, including the Company. This lawsuit alleges damages as a result of climate change and the plaintiff is seeking unspecified damages and abatement under various tort theories. At this stage, the ultimate outcome of this matter remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of this legal matter is not expected to have a material adverse effect on the Company’s net income, financial condition, or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of December 31, 2025, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $60.7 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

The Company has obtained insurance coverage as appropriate for the business it is engaged in, but may incur losses that are not covered by insurance or reserves, in whole or in part, and such losses could adversely affect our results of operations and financial position.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2025, the Company had contingent liabilities of $7.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lessee — We lease land for 481 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 103 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	December 31, 2025	December 31, 2024
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$526.3	$492.9
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $69.0 in 2025 and $56.3 in 2024	100.2	103.9
Total leased assets		$626.5	$596.8

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$25.8	$23.7
Finance	Current maturities of long-term debt	13.0	11.7
Noncurrent
Operating	Non-current operating lease liabilities	534.6	496.3
Finance	Long-term debt, including capitalized lease obligations	105.5	108.0
Total lease liabilities		$678.9	$639.7

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost:		Years Ended December 31,
(Millions of dollars)	Classification	2025	2024	2023
Operating lease cost	Store and other operating expenses	$66.7	$59.6	$55.1
Finance lease cost
Amortization of leased assets	Depreciation & amortization expense	14.6	14.6	15.0
Interest on lease liabilities	Interest expense	8.0	8.3	8.9
Net lease costs		$89.3	$82.5	$79.0

Cash Flow Information:	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$61.0	$53.8	$50.6
Operating cash flows required by finance leases	$8.0	$8.3	$8.9
Financing cash flows required by finance leases	$12.4	$11.7	$11.4

Maturity of Lease Liabilities:
(Millions of dollars)	Operating leases	Finance leases
2026	$66.6	$20.6
2027	66.6	19.5
2028	65.6	18.5
2029	64.0	16.4
2030	62.4	14.1
After 2030	661.0	84.4
Total lease payments	986.2	173.5
Less: interest	425.8	55.0
Present value of lease liabilities	$560.4	$118.5

Lease Term and Discount Rate:	Year Ended December 31,
2025
Weighted-average remaining lease term (years)
Finance leases	10.8
Operating leases	14.6
Weighted-average discount rate
Finance leases	6.9%
Operating leases	7.3%

Note 21 — Recent Accounting and Reporting Rules

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU addresses investor requests for more granular information about an entity’s expenses, allowing investors to better understand performance, prospects for future cash flows, and comparability over time and with other entities. The primary goal is to improve the decision-usefulness of expense information on public companies’

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income statements through disaggregation of relevant expense captions in the notes to the financial statements. The amendments in this update are effective for the Company for annual periods beginning after December 15, 2026, and interim periods in the year beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively or retrospectively. The Company is currently assessing the impact of the standard on the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update introduce a practical expedient for all entities, and an accounting policy election for entities other than public business entities. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect for this to have a material impact on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements.” This ASU is intended to more closely align financial reporting with the economics of some of an entity’s risk management activities. The changes are in response to stakeholder feedback from implementing ASU 2017-12 and the effects of LIBOR cessation. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The amendments will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the amendments are to be applied prospectively. The Company is currently assessing the impact of the standard on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270)—Narrow-Scope Improvements". This ASU clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. The amendments will be effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the consolidated financial statements and does not expect the adoption to have a material impact.

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

The CODM evaluates performance and allocates resources for its reportable segment using segment income (loss). This metric is used to evaluate the overall financial performance of the Marketing segment, make operational and strategic decisions, prepare our annual plan, and allocate resources.

The accounting policies for the Marketing segment are consistent with those described in the summary of significant accounting policies. No eliminations are required for the presentation below because virtually all corporate and other costs are allocated to the Marketing segment.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Segment Information	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Revenues from external customers	$19,383.5	$20,243.7	$21,528.9

Reconciliation of revenue
Other revenues[1]	0.5	0.6	0.5
Total consolidated revenue	$19,384.0	$20,244.3	$21,529.4

Less:[2]
Cost of goods sold	17,024.6	17,937.5	19,215.6
Store and other operating expenses	1,108.3	1,064.4	1,014.6
Selling, general and administrative	231.5	235.4	240.5
Depreciation and amortization	250.8	229.8	211.9
Other segment items[3]	11.2	16.0	3.5
Interest expense	8.0	8.4	8.9
Segment income before income taxes	$749.1	$752.2	$833.9

Reconciliation of income before income taxes
Income before income taxes	$609.2	$651.6	$734.4
Other (revenues)[1]	(0.5)	(0.6)	(0.5)
Other operating expenses	0.2	0.2	0.2
Depreciation and amortization	26.0	18.2	16.8
Restructuring expenses	12.6	—	—
(Gain) loss on sale of assets	0.3	(0.1)	0.1
Investment (income) loss	(0.2)	(6.4)	(6.9)
Interest expense	102.9	88.7	89.6
Other nonoperating (income) expense	(1.4)	0.6	0.2
Segment income before income taxes	$749.1	$752.2	$833.9

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Year ended December 31, 2025
Accretion of asset retirement obligations	$3.4	$—	$3.4
Deferred and noncurrent income taxes (benefits)	$58.4	$(13.3)	$45.1
Additions to property, plant and equipment	$414.6	$17.8	$432.4
Total assets at year-end	$4,534.6	$191.2	$4,725.8

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Year ended December 31, 2024
Accretion of asset retirement obligations	$3.2	$—	$3.2
Deferred and noncurrent income taxes (benefits)	$17.6	$(3.6)	$14.0
Additions to property, plant and equipment	$464.1	$38.9	$503.0
Total assets at year-end	$4,326.8	$214.8	$4,541.6

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Year ended December 31, 2023
Accretion of asset retirement obligations	$3.0	$—	$3.0
Deferred and noncurrent income taxes (benefits)	$(4.5)	$6.5	$2.0
Additions to property, plant and equipment	$289.5	$54.6	$344.1
Total assets at year-end	$4,061.7	$278.4	$4,340.1
[4]Corporate and other assets not included in the reportable segment results.

Note 23 — Restructuring Expenses

The Company recognizes restructuring expense when related costs constitute a present obligation that is both probable and reasonably estimable. During the third quarter of 2025, the Company incurred restructuring charges as part of its ongoing efforts to strengthen operational effectiveness, improve organizational efficiency and position the company for long-term success. These expenses, included in "Restructuring expense" in the Consolidated Statements of Income, consisted primarily of severance and other employee costs, including severance pay and other termination benefits, as well as other ancillary costs. These restructuring charges were recorded as Corporate costs and therefore excluded from the financial results of the reportable segment.

A summary of the restructuring charges is as follows:

	Years Ended December 31,
(Millions of dollars)	2025	2024	2023
Severance pay, related benefits and other costs	$12.6	$—	$—
Total restructuring expense	$12.6	$—	$—

A reconciliation of the changes in the restructuring liability, as of December 31, 2025, is as follows:

(Millions of dollars)
Balance as of December 31, 2024	$—
Charges incurred during the period	12.6
Cash payments	(7.0)
Changes in estimates and other adjustments	—
Balance as of December 31, 2025	$5.6

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Murphy USA Inc.
Valuation Accounts and Reserves

(Millions of dollars)	Balance at January 1,	Charged (Credited) to Expense	Deductions	Balance at December 31,

2025
Deducted from assets accounts
Allowance for doubtful accounts	$0.3	0.1	(0.1)	$0.3

2024
Deducted from assets accounts
Allowance for doubtful accounts	$1.3	(1.0)	—	$0.3

2023
Deducted from assets accounts
Allowance for doubtful accounts	$0.3	1.0	—	$1.3