Form 10-Q
period 2026-03-31
Murphy USA Inc.
filed 2026-05-07
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at March 31, 2026 was 18,470,685.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Millions of dollars, except share amounts)	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$118.6	$28.9
Accounts receivable—trade, less allowance for doubtful accounts of $0.2 and $0.3 at 2026 and 2025, respectively	354.1	276.2
Inventories, at lower of cost or market	363.3	413.0
Prepaid expenses and other current assets	35.1	29.7
Total current assets	871.1	747.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $2,244.3 and $2,173.5 at 2026 and 2025, respectively	2,981.2	2,962.8
Operating lease right of use assets, net	523.7	526.3
Intangible assets, net of amortization	139.3	139.3
Goodwill	328.0	328.0
Other assets	23.1	21.6
Total assets	$4,866.4	$4,725.8

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19.2	$19.0
Trade accounts payable and accrued liabilities	1,018.6	865.2
Income taxes payable	12.0	44.9
Total current liabilities	1,049.8	929.1

Long-term debt, including capitalized lease obligations	2,137.3	2,163.6
Deferred income taxes	397.9	388.5
Asset retirement obligations	53.3	52.5
Non-current operating lease liabilities	532.6	534.6
Deferred credits and other liabilities	36.8	34.0
Total liabilities	4,207.7	4,102.3
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2026 and 2025, respectively)	0.5	0.5
Treasury stock (28,296,479 and 28,201,581 shares held at 2026 and 2025, respectively)	(4,092.1)	(4,031.7)
Additional paid in capital (APIC)	453.5	482.4
Retained earnings	4,296.8	4,172.3
Total stockholders' equity	658.7	623.5
Total liabilities and stockholders' equity	$4,866.4	$4,725.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2026	2025
Operating Revenues
Petroleum product sales[1]	$3,696.8	$3,489.8
Merchandise sales	1,049.2	999.4
Other operating revenues	73.3	36.2
Total operating revenues	4,819.3	4,525.4

Operating Expenses
Petroleum product cost of goods sold[1]	3,366.0	3,238.3
Merchandise cost of goods sold	839.0	803.5
Store and other operating expenses	279.8	266.1
Depreciation and amortization	72.1	68.2
Selling, general and administrative	56.6	60.1
Accretion of asset retirement obligations	0.9	0.9
Total operating expenses	4,614.4	4,437.1

Gain (loss) on sale of assets	0.3	(0.3)
Income (loss) from operations	205.2	88.0

Other income (expense)
Investment income (expense)	0.3	(0.1)
Interest expense	(29.0)	(25.4)
Other nonoperating income (expense)	(0.3)	(0.6)
Total other income (expense)	(29.0)	(26.1)

Income before income taxes	176.2	61.9
Income tax expense (benefit)	39.9	8.7
Net Income	$136.3	$53.2

Basic and Diluted Earnings Per Common Share:
Basic	$7.36	$2.67
Diluted	$7.28	$2.63
Weighted-Average Common Shares Outstanding (in thousands):
Basic	18,518	19,929
Diluted	18,708	20,204
Supplemental information:
[1] Includes excise taxes of:	$565.0	$551.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$136.3	$53.2
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities
Depreciation and amortization	72.1	68.2
Deferred and noncurrent income tax charges (benefits)	9.3	(1.4)
Restructuring expense, net of cash paid	(0.2)	—
Accretion of asset retirement obligations	0.9	0.9
(Gains) losses from sale of assets	(0.3)	0.3
Net (increase) decrease in noncash operating working capital	95.1	0.3
Other operating activities - net	6.8	7.0
Net cash provided (required) by operating activities	320.0	128.5
Investing Activities
Property additions	(98.3)	(87.8)
Proceeds from sale of assets	0.2	0.3
Other investing activities - net	(0.4)	(0.2)
Net cash provided (required) by investing activities	(98.5)	(87.7)
Financing Activities
Purchase of treasury stock	(70.5)	(150.0)
Dividends paid	(11.7)	(9.8)
Borrowings of debt	590.0	670.0
Repayments of debt	(617.8)	(530.0)
Amounts related to share-based compensation	(21.8)	(18.6)
Net cash provided (required) by financing activities	(131.8)	(38.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	89.7	2.4
Cash, cash equivalents, and restricted cash at beginning of period	28.9	47.0
Cash, cash equivalents, and restricted cash at end of period	$118.6	$49.4

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2024	46,767,164	$0.5	$(3,391.3)	$487.5	$3,743.4	$—	$840.1
Net income	—	—	—	—	53.2	—	53.2
Cash dividends declared ($0.49 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(151.2)	—	—	—	(151.2)
Issuance of treasury stock	—	—	8.4	(8.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(18.6)	—	—	(18.6)
Share-based compensation expense	—	—	—	5.9	—	—	5.9
Balance as of March 31, 2025	46,767,164	0.5	(3,534.1)	466.5	3,786.7	—	719.6

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2025	46,767,164	$0.5	$(4,031.7)	$482.4	$4,172.3	$—	$623.5
Net income	—	—	—	—	136.3	—	136.3
Cash dividends declared ($0.63 per share)	—	—	—	—	(11.7)	—	(11.7)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(70.9)	—	—	—	(70.9)
Issuance of treasury stock	—	—	10.5	(10.6)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(21.8)	—	—	(21.8)
Share-based compensation expense	—	—	—	3.4	—	—	3.4
Balance as of March 31, 2026	46,767,164	0.5	(4,092.1)	453.5	4,296.8	—	658.7

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At March 31, 2026, the Company had a total of 1,803 Company stores of which 1,655 were branded as Murphy and 148 were the QuickChek brand. The Company also has certain fuel supply assets, including product distribution terminals and pipeline positions.

Basis of Presentation — Murphy USA was incorporated in March 2013 and, in connection with its incorporation, Murphy USA issued 100 shares of common stock, par value $0.01 per share, to Murphy Oil Corporation (“Murphy Oil”) for $1.00. On August 30, 2013, Murphy USA was separated from Murphy Oil through the distribution of 100% of the common stock of Murphy USA to holders of Murphy Oil stock.  Murphy USA Inc., Murphy Oil USA, Inc. and its subsidiaries operate on a calendar year basis.

In preparing the financial statements of Murphy USA in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The Company does not have any components of comprehensive income and comprehensive income is equal to net income (loss) reported in the Consolidated Statements of Income for all periods presented.

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

These interim consolidated financial statements should be read together with our audited financial statements for the years ended December 31, 2025, 2024 and 2023, included in our Annual Report on Form 10-K (File No. 001-35914), as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on February 18, 2026.

Recently Issued Accounting Standards—

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

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements". This ASU focuses on clarifying guidance, correcting unintended errors and making minor editorial refinements across the Codification and is not expected to have a significant effect on accounting practices. The amendments are effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted. Most amendments may be applied prospectively or retrospectively, except for the Topic 260 (earnings per share) amendments, which require retrospective application. The Company is currently evaluating the impact of the standard on the consolidated financial statements and does not expect the adoption to have a material impact.

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

The following tables disaggregate our revenues by major source for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail)[1]	$3,322.8	$—	$3,322.8	$3,154.9	$—	$3,154.9
Petroleum product sales (at wholesale)[1]	374.0	—	374.0	334.9	—	334.9
Total petroleum product sales	3,696.8	—	3,696.8	3,489.8	—	3,489.8
Merchandise sales	1,049.2	—	1,049.2	999.4	—	999.4
Other operating revenues:
RINs	71.9	—	71.9	34.9	—	34.9
Other revenues[2]	1.4	—	1.4	1.2	0.1	1.3
Total revenues	$4,819.3	$—	$4,819.3	$4,525.3	$0.1	$4,525.4

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at March 31, 2026 and December 31, 2025 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At March 31, 2026 and December 31, 2025, we had $178.0 million and $115.0 million of receivables, respectively, related to contracts with customers recorded. Typically, the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	March 31, 2026	December 31, 2025
Petroleum products - FIFO basis	$437.3	$305.8
Store merchandise for resale - FIFO basis	258.0	254.7
Less LIFO reserve	(347.0)	(162.6)
Total petroleum products and store merchandise inventory	348.3	397.9
Materials and supplies	15.0	15.1
Total inventories	$363.3	$413.0

At March 31, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $347.0 million and $162.6 million, respectively.

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

The Company held no marketable securities at March 31, 2026 or December 31, 2025.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	March 31, 2026	December 31, 2025
Goodwill	$328.0	$328.0

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets subject to amortization at March 31, 2026 and December 31, 2025 consisted of the following:

	Remaining Useful Life (in years)	March 31, 2026		December 31, 2025
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	29.4	$39.6	$29.5	$39.6	$29.7
Intangible lease liability	8.4	(9.1)	(5.6)	(9.1)	(5.8)
Total intangible assets subject to amortization		30.5	23.9	30.5	23.9
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.3	$145.9	$139.3

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	March 31, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of $0.4 at March 31, 2026 and $0.5 at December 31, 2025)	$299.6	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $2.2 at March 31, 2026 and $2.3 at December 31, 2025)	497.8	497.7
3.75% senior notes due 2031 (net of unamortized discount of $3.0 at March 31, 2026 and $3.2 at December 31, 2025)	497.0	496.8
Term loan due 2032 (effective interest rate of 5.43% at March 31, 2026) net of unamortized discount of $1.0 at March 31, 2026 and December 31, 2025	597.5	599.0
Revolving credit facility, due 2030 (weighted average interest rate of 5.27% at March 31, 2026)	160.0	183.0
Capitalized lease obligations, autos and equipment, due through 2030	8.2	7.7
Capitalized lease obligations, buildings, due through 2059	107.7	110.8
Unamortized debt issuance costs	(11.3)	(11.9)
Total long-term debt	2,156.5	2,182.6
Less current maturities	19.2	19.0
Total long-term debt, net of current	$2,137.3	$2,163.6

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $598.5 million at March 31, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of March 31, 2026, we had $160.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2026, our total leverage ratio was 1.87 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.0% of consolidated net tangible assets, estimated at $427.8 million as of March 31, 2026, over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at March 31, 2026 and December 31, 2025 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	March 31, 2026	December 31, 2025
Balance at beginning of period	$52.5	$49.1
Accretion expense	0.9	3.4
Settlements of liabilities	(0.2)	(1.0)
Liabilities incurred	0.1	1.0
Balance at end of period	$53.3	$52.5

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The pretax income (loss) and income tax expense (benefit), both from continuing operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Income (loss) before income taxes	$176.2	$61.9
Income tax expense (benefit)
Federal - Current	$22.9	$6.1
Federal - Deferred	10.0	1.0
State - Current and deferred	7.0	1.6
Total income tax expense (benefit)	$39.9	$8.7

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three months ended March 31, 2026 and 2025, the Company’s approximate effective tax rates were as follows:

	2026	2025
Three Months Ended March 31,	22.6%	14.1%

In the three months ended March 31, 2026, the Company recognized approximately $0.4 million of excess tax benefits related to stock compensation for employees and $4.6 million of benefit for purchased Federal energy tax

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

credits. For the three months ended March 31, 2025, the Company recognized approximately $2.6 million of excess tax benefits related to stock compensation for employees, $3.8 million of benefit for purchased Federal energy tax credits and $0.5 million in other discrete tax benefits.

As of March 31, 2026, the earliest year remaining open for Federal audits and/or settlement is 2022 and for state audits and/or settlement is 2020.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value ("FMV") on the date of the grant and fixes the option term at no more than 7 years from such date. Most of the nonqualified stock options granted in 2026 to certain employees by the Committee were granted in February 2026.  The Black-Scholes valuation for these awards was $116.18 per option.

Assumptions used to value awards:
Dividend yield	0.66%
Expected volatility	28.9%
Risk-free interest rate	3.8%
Expected life (years)	5.1
Stock price at valuation date	$380.92

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in options outstanding for Company employees during the period from December 31, 2025 to March 31, 2026 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2025	245,100	$222.54
Granted	24,569	$380.92
Exercised	(95,090)	$117.07
Forfeited	(4,294)	$434.31
Outstanding at March 31, 2026	170,285	$299.25	3.7	$33.2

Exercisable at March 31, 2026	128,504	$261.30	2.9	$29.9

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
Changes in RSUs outstanding during the period from December 31, 2025 to March 31, 2026 are presented in the following table:

RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	81,915	$376.60
Granted	26,360	$381.62
Vested and issued	(13,861)	$303.32	$5.5
Forfeited	(4,287)	$397.02
Outstanding at March 31, 2026	90,127	$388.40	$44.5

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the three month period ended March 31, 2026, we granted 243 DSUs and recorded director expense of $0.1 million related to the grants. At March 31, 2026, there were 2,848 Director DSUs vested and outstanding with an average grant date fair value of $406.45 per unit under the MUSA 2023 Plan.

PERFORMANCE-BASED RESTRICTED STOCK UNITS – The Committee has granted performance-based restricted stock units (performance units or "PSUs") to its executives and certain other employees.  In February 2026, the Committee awarded PSUs to certain employees.  Half of the PSUs vest based on a three-year return on average capital employed ("ROACE") calculation and the other half vest based on a three-year total shareholder return ("TSR") calculation that compares MUSA to a group of 17 peer companies.  The portion of the awards that vest based on TSR qualify as a market condition and must be valued using a Monte Carlo valuation model.   For the TSR portion of the awards, the fair value was determined to be $467.85 per unit.  For the ROACE portion of the awards, the valuation was based on the grant date fair value of $380.92 per unit and the number of awards will be periodically assessed to determine the probability of vesting.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in PSUs outstanding for Company employees during the period from December 31, 2025 to March 31, 2026 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	59,604	$438.28
Granted	30,031	$380.92
Vested and issued	(38,178)	$303.84	$13.9
Forfeited	(3,293)	$476.46
Outstanding at March 31, 2026	48,164	$485.89	$23.8

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

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2025 to March 31, 2026 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	2,274	$261.51
Granted	4	$391.53
Vested and issued	0	$0.00	$0.0
Outstanding at March 31, 2026	2,278	$261.51	$1.1

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. One DEU share was granted and vested on the DSUs during the quarter. At March 31, 2026 there were 427 Director DSUs outstanding with an average grant date fair value of $260.11 per unit under the 2013 Directors Plan.

Share-based compensation for the three months ended March 31, 2026 and 2025, was $3.4 million and $5.9 million, respectively. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements was $1.1 million and zero for the three months ended March 31, 2026 and 2025, respectively.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with credit worthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. Certain interest rate derivative contracts

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

were accounted for as hedges and gain or loss associated with recording the fair value of these contracts was deferred in AOCI until the anticipated transactions occurred. As of March 31, 2026, all current commodity derivative activity is immaterial.

There were $1.0 million cash deposits at March 31, 2026 and nominal cash deposits at December 31, 2025 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at March 31, 2026 or December 31, 2025.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion, excluding excise taxes, that expires December 31, 2028. As of March 31, 2026, approximately $221.4 million remained under the 2023 authorization. On October 29, 2025, the Company announced that the Board of Directors approved a new share repurchase authorization of up to $2.0 billion, excluding excise taxes, to be executed by December 31, 2030. This authorization will commence at the conclusion of the existing 2023 authorization.

For the three months ended March 31, 2026, the Company repurchased 168,963 shares of common stock for an average price of $419.87 per share including brokerage fees and excise tax. For the three months ended March 31, 2025, 321,119 shares were repurchased for an average price of $470.80 per share.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2026	2025
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$136.3	$53.2

Weighted average common shares outstanding (in thousands)	18,518	19,929

Earnings per common share	$7.36	$2.67

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
(Millions of dollars, except share and per share amounts)	2026	2025
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$136.3	$53.2

Weighted average common shares outstanding (in thousands)	18,518	19,929
Common equivalent shares:
Dilutive share-based awards	190	275
Weighted average common shares outstanding - assuming dilution (in thousands)	18,708	20,204

Earnings per common share assuming dilution	$7.28	$2.63

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended March 31,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2026	2025
Stock Options	51,876	47,623
RSUs	—	4,912
PSUs	7,905	9,824
Total anti-dilutive shares	59,781	62,359

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Interest paid, net of amounts capitalized, was $35.7 million and $30.0 million for the three-month periods ended March 31, 2026 and 2025, respectively.

CHANGES IN WORKING CAPITAL:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Accounts receivable	$(78.0)	$(3.7)
Inventories	49.7	37.2
Prepaid expenses and other current assets	(5.2)	1.1
Accounts payable and accrued liabilities	161.5	2.9
Income taxes payable	(32.9)	(37.2)
Net (increase) decrease in noncash operating working capital	$95.1	$0.3

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended March 31, 2026. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended March 31, 2026, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets:
Fuel derivative	$—	$—	$1.0	$1.0
Other assets
Deferred compensation plan assets	18.7	—	—	18.7

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(28.9)	—	—	(28.9)
	$(10.2)	$—	$1.0	$(9.2)

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets:
Fuel derivative	$—	$—	$—	$—
Other assets
Deferred compensation plan assets	18.6	—	—	18.6

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(26.7)	—	—	(26.7)
	$(8.1)	$—	$—	$(8.1)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2026 and December 31, 2025.

	At March 31, 2026		At December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(2,040.6)	$(2,050.1)	$(2,064.1)	$(2,081.2)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at March 31, 2026, however certain jurisdictions provide reimbursement for these expenses which have been

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at March 31, 2026. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. The State of Delaware filed a lawsuit against energy companies, including the Company, alleging damages as a result of climate change, seeking unspecified monetary damages and abatement under various tort theories. On January 9, 2024, the court in Delaware dismissed, in substantial part, the State of Delaware’s lawsuit on the merits. Its attempt to appeal that partial dismissal was denied, and it is now proceeding on narrowed claims. At this stage, the ultimate outcome of the State of Delaware matter remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of March 31, 2026, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $62.5 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2026, the Company had contingent liabilities of $7.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Lessee — We lease land for 482 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 103 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	March 31, 2026	December 31, 2025
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$523.7	$526.3
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $72.8 at March 31, 2026 and $69.0 at December 31, 2025	97.0	100.2
Total leased assets		$620.7	$626.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$26.5	$25.8
Finance	Current maturities of long-term debt	13.2	13.0
Noncurrent
Operating	Non-current operating lease liabilities	532.6	534.6
Finance	Long-term debt, including capitalized lease obligations	102.7	105.5
Total lease liabilities		$675.0	$678.9

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Cost:		Three Months Ended March 31,
(Millions of dollars)	Classification	2026	2025
Operating lease cost	Store and other operating expenses	$17.4	$15.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	4.0	3.6
Interest on lease liabilities	Interest expense	2.0	2.0
Net lease costs		$23.4	$21.3

Cash Flow Information:	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$15.7	$14.7
Operating cash flows required by finance leases	$2.0	$2.0
Financing cash flows required by finance leases	$3.3	$3.0

Maturity of Lease Liabilities at March 31, 2026:
(Millions of dollars)	Operating leases	Finance leases
2026	$50.5	$15.5
2027	67.3	19.7
2028	66.3	18.7
2029	64.7	16.5
2030	63.1	14.2
After 2030	670.8	84.4
Total lease payments	982.7	169.0
Less: interest	423.6	53.1
Present value of lease liabilities	$559.1	$115.9

Lease Term and Discount Rate:	Three Months Ended March 31,
2026
Weighted average remaining lease term (years)
Finance leases	10.6
Operating leases	14.5
Weighted average discount rate
Finance leases	6.9%
Operating leases	7.3%

Note 16 — Business Segments

We identify reportable segments based on how we manage the company's operations. Our operations include the sale of retail motor fuel products and convenience merchandise along with the wholesale and bulk sale capabilities of our fuel supply group. As the primary purpose of the fuel supply group is to support our retail operations and provide fuel for their daily operation, the bulk and wholesale fuel sales are secondary to the support functions played by these groups. As such, they are all treated as one segment for reporting purposes as they sell the same products and have similar economic characteristics. This Marketing segment contains essentially all of the revenue generating activities of the Company. Results not included in the reportable

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

segment are included in Corporate and Other Assets. The reportable segment was determined based on information reviewed by the Chief Operating Decision Maker (CODM), who is the Chief Executive Officer.

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

Marketing Segment Information	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Revenues from external customers	$4,819.3	$4,525.3

Reconciliation of revenue
Other revenues[1]	—	0.1
Total consolidated revenue	$4,819.3	$4,525.4

Less:[2]
Cost of goods sold	4,205.0	4,041.8
Store and other operating expenses	279.8	266.0
Selling, general and administrative	56.6	60.1
Depreciation and amortization	65.9	61.5
Other segment items[3]	0.6	1.2
Interest expense	2.0	1.9

Segment income before income taxes	$209.4	$92.8

Reconciliation of income before income taxes
Income before income taxes	$176.2	$61.9
Other (revenues)[1]	—	(0.1)
Other operating expenses	—	0.1
Depreciation and amortization	6.2	6.7
Investment (income) loss	(0.3)	0.1
Interest expense	27.0	23.5
Other nonoperating (income) expense	0.3	0.6

Segment income before income taxes	$209.4	$92.8

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended March 31, 2026
Accretion of asset retirement obligations	$0.9	$—	$0.9
Deferred and noncurrent income taxes (benefits)	$12.7	$(3.4)	$9.3
Additions to property, plant and equipment	$86.9	$4.0	$90.9

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended March 31, 2025
Accretion of asset retirement obligations	$0.9	$—	$0.9
Deferred and noncurrent income taxes (benefits)	$(2.0)	$0.6	$(1.4)
Additions to property, plant and equipment	$60.8	$3.2	$64.0
[4]Corporate and other assets not included in the reportable segment results.

Reconciliation of Assets
	March 31,	December 31,
(Millions of dollars)	2026	2025
Assets
Marketing assets	$4,590.3	$4,534.6
All other assets[4]	276.1	191.2
Total consolidated assets	$4,866.4	$4,725.8
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

A reconciliation of the changes in the restructuring liability for the three months ended March 31, 2026, is as follows:

(Millions of dollars)
Balance as of December 31, 2025	$5.6
Charges incurred during the period	—
Cash payments	(0.2)
Changes in estimates and other adjustments	—
Balance as of March 31, 2026	$5.4

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three months ended March 31, 2026 and 2025.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three months ended March 31, 2026 and 2025. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores in New Jersey and New York that operate under the QuickChek® brand, comprising our Northeast region. At March 31, 2026, we had a total of 1,803 Company stores in 27 states, of which 1,655 were Murphy branded and 148 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

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

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices.  Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q1 2026, WTI Spot prices experienced increased volatility with prices ranging from $56 per barrel to $105 per barrel with an average price of $73 per barrel in Q1 2026, compared to an average price of $72 per barrel in Q1 2025. Total fuel contribution (retail fuel margin plus fuel supply results which include Renewable Identification Numbers ("RINs")) was 35.0 cents per gallon ("cpg") in Q1 2026, compared to 25.4 cpg in Q1 2025.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $1.31 per RIN in Q1 2026 compared to $0.74 per RIN in Q1 2025. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of March 31, 2026, we had $1.3 billion of Senior Notes, $160.0 million outstanding under our revolving credit facility and a $598.5 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. We had additional available capacity under our revolving credit facility, which provides for up to $750 million of borrowings. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see "Significant Sources of Capital" in the "Capital Resources and Liquidity" section.

The Company currently anticipates total capital expenditures (including land for future developments) for the full year 2026 to range from approximately $475 million to $525 million depending on new store construction activity and planned maintenance capital investments.  We intend to fund the remainder of our capital program in 2026 primarily using operating cash flow but will supplement funding where necessary through borrowings under our revolving credit facility.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three months ended March 31, 2026, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2026.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and fuel supply assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited consolidated financial statements for the year ended December 31, 2025 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2026.

Results of Operations

Consolidated Results

For the three months ended March 31, 2026, the Company reported net income of $136.3 million, or $7.28 per diluted share, on revenue of $4.8 billion.  Net income was $53.2 million for the same period in 2025, or $2.63 per diluted share, on $4.5 billion of revenue.  In the current year quarter, the Company experienced higher total fuel and merchandise contribution compared to the prior year period, coupled with lower general and administrative expenses. These benefits were partially offset by higher income taxes, increased store and other operating expenses including payment fees, higher depreciation and amortization and higher interest expense period over period.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Revenues for Q1 2026 increased $0.3 billion, or 6.5%, compared to the same quarter in 2025.  The increase in revenues was primarily due to a 3.3% increase in the average retail fuel sales price during the quarter, an increase of 2.1% in fuel sales volumes and a 5.0% increase in merchandise sales revenue.

Cost of sales in Q1 2026 increased $0.2 billion, or 4.0%, when compared to Q1 2025.  In the current-year quarter, the increase was primarily due to higher fuel cost coupled with higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $13.7 million, or 5.1%, in Q1 2026 compared to Q1 2025, primarily due to increases from net new store operating expenses combined with higher employee related expenses at existing stores.

Selling, general and administrative ("SG&A") expenses for Q1 2026 decreased $3.5 million, or 5.8%, versus Q1 2025. The decrease in SG&A costs is primarily due to lower employee related expenses in the current quarter.

Depreciation and amortization expense increased $3.9 million in Q1 2026, or 5.7%, when compared to the same period of 2025, primarily due to the increased number of Murphy branded stores with larger formats and raze-and-rebuild activity in the quarter.

The effective income tax rate was approximately 22.6% for Q1 2026 compared to 14.1% in Q1 2025. The rate for the quarter is higher due to lower excess tax benefits related to share-based compensation in the period, partially offset by greater benefits associated with Federal energy tax credits in the current year.

Segment Results

A summary of the Company’s net income by business function follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Marketing segment	$161.9	$79.1
Corporate and other assets	(25.6)	(25.9)
Net Income	$136.3	$53.2

Marketing

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Marketing segment net income for the three months ended March 31, 2026 was higher compared to the same period in 2025 primarily due to:
•Higher total fuel contribution;
•Higher retail fuel sales volumes;
•Higher merchandise contribution;
•Lower SG&A expenses

The items below partially offset the increase in net income in the current period:
•Higher income tax expense;
•Higher store and other operating expenses;
•Higher depreciation and amortization expenses

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2026	2025

Operating revenues
Petroleum product sales	$3,696.8	$3,489.8
Merchandise sales	1,049.2	999.4
Other operating revenues	73.3	36.1
Total operating revenues	4,819.3	4,525.3

Operating expenses
Petroleum product cost of goods sold	3,366.0	3,238.3
Merchandise cost of goods sold	839.0	803.5
Store and other operating expenses	279.8	266.0
Depreciation and amortization	65.9	61.5
Selling, general and administrative	56.6	60.1
Accretion of asset retirement obligations	0.9	0.9
Total operating expenses	4,608.2	4,430.3

Gain (loss) on sale of assets	0.3	(0.3)
Income (loss) from operations	211.4	94.7
Other income (expense)
Interest expense	(2.0)	(1.9)
Total other income (expense)	(2.0)	(1.9)

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended March 31,
Marketing Segment	2026	2025
Income (loss) before income taxes	209.4	92.8
Income tax expense (benefit)	47.5	13.7
Net income (loss) from operations	$161.9	$79.1

Total nicotine sales revenue same store sales[1,2]	$128.4	$123.1
Total non-nicotine sales revenue same store sales[1,2]	68.4	69.3
Total merchandise sales revenue same store sales[1,2]	$196.8	$192.4
[1]2025 amounts not revised for 2026 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Store count at end of period	1,803	1,761
Total store months during the period	5,392	5,259

Average Per Store Month ("APSM") metric includes all stores open through the date of the calculation, including stores acquired during the period.

Same store sales ("SSS") metric includes aggregated individual store results for all stores open throughout both periods presented. For all periods presented, the store must have been open for the entire calendar year to be included in the comparison. Remodeled stores that remained open or were closed for just a very brief time (less than a month) during the period being compared remain in the same store sales calculation. If a store is replaced either at the same location (raze-and-rebuild) or relocated to a new location, it will be excluded from the calculation during the period it is out of service. Newly constructed stores do not enter the calculation until they are open for each full calendar year for the periods being compared (open by January 1, 2025 for the stores being compared in the 2026 versus 2025 comparison). Acquired stores are not included in the calculation of same stores for the first 12 months after the acquisition. When prior period SSS volumes or sales are presented, they have not been revised for current year activity for raze-and-rebuilds, asset acquisitions and asset dispositions.

Fuel

	Three Months Ended March 31,
Key Operating Metrics	2026	2025
Total retail fuel contribution ($ Millions)	$293.0	$267.7
Total fuel supply contribution ($ Millions)	39.0	(15.3)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	71.9	34.9
Total fuel contribution ($ Millions)	$403.9	$287.3
Retail fuel volume - chain (Million gal)	1,154.5	1,131.2
Retail fuel volume - (K gal APSM)[1,3]	219.2	221.3
Retail fuel volume - (K gal SSS)[2,3]	219.6	220.1
Total fuel contribution (cpg)	35.0	25.4
Retail fuel margin (cpg)	25.4	23.7
Fuel supply including RINs contribution (cpg)	9.6	1.7
1APSM metric includes all stores open through the date of calculation
[2]2025 amounts not revised for 2026 raze-and-rebuild activity
[3]All amounts are on a per store per month basis

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Petroleum product sales	$3,696.8	$3,489.8
Less Petroleum product cost of goods sold	(3,366.0)	(3,238.3)
Plus RINs and other (included in Other Operating Revenues line)	73.1	35.8
Total fuel contribution	$403.9	$287.3

Merchandise

	Three Months Ended March 31,
Key Operating Metrics	2026	2025
Total merchandise contribution ($ Millions)	$210.2	$195.9
Total merchandise sales ($ Millions)	$1,049.2	$999.4
Total merchandise sales ($K SSS)[1,2,3]	$196.8	$192.4
Merchandise unit margin (%)	20.0%	19.6%
Nicotine contribution ($K SSS)[1,2,3]	$20.2	$18.5
Non-nicotine contribution ($K SSS)[1,2,3]	$19.7	$19.9
Total merchandise contribution ($K SSS)[1,2,3]	$39.9	$38.4
[1]2025 amounts not revised for 2026 raze-and-rebuild activity
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[3]All amounts are on a per store per month basis

Same store sales information compared to APSM metrics:

	Variance from prior year
	Three months ended
	March 31, 2026
	SSS[1]	APSM[2]
Fuel gallons per month	(0.8)%	(0.9)%

Merchandise sales	2.8%	2.4%
Nicotine sales	4.9%	4.1%
Non-nicotine sales	(1.0%)	(0.7%)

Merchandise margin	4.9%	4.6%
Nicotine margin	10.4%	8.8%
Non-nicotine margin	(0.1%)	0.2%
[1]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Net income in the Marketing segment for Q1 2026 increased $82.8 million, to $161.9 million when compared to the Q1 2025 period. Contributions from fuel and merchandise were higher in the current quarter combined with lower general and administrative expenses. These benefits were partially offset by higher income taxes, increased store and other operating expenses including payment fees, and higher depreciation and amortization in Q1 2026 compared to the Q1 2025 period.

Total fuel contribution for Q1 2026, was $403.9 million, an increase of $116.6 million, or 40.6%, compared to Q1 2025. This increase was due to higher retail fuel contribution and fuel volumes sold coupled with higher fuel supply margins in the period when compared to Q1 of 2025. Retail fuel margins on a cpg basis increased 7.2% in Q1 2026 to 25.4 cpg, compared to 23.7 cpg in the prior year period. Total retail fuel volumes increased 2.1% and fuel sales volumes on an SSS basis declined 0.8% in Q1 2026 when compared to Q1 2025. Total fuel supply contribution dollars, including RINs, increased $91.3 million in Q1 2026 when compared to Q1 2025, primarily due to market-driven pricing effects and timing of inventory movements during the period.

Total merchandise sales increased $49.8 million, or 5.0%, in Q1 2026 vs Q1 2025, coming in at approximately $1.0 billion in both quarters. Total merchandise contribution in Q1 2026 improved 7.3% compared to Q1 2025, primarily due to favorable sales mix and unit growth, combined with increased store count compared to the prior year period. Total SSS merchandise contribution dollars grew by 4.9%, which included an increase of 10.4% in nicotine products, partially offset by a 0.1% decrease in non-nicotine products.

Store and other operating expenses increased $13.8 million in Q1 2026 compared to Q1 2025, primarily due to increases in net new store operating expenses combined with higher employee related expenses at existing stores. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were 0.3% higher, primarily attributable to increased employee related expenses tied to the new store growth (an increase of 1.9% on a same store basis).

SG&A expenses in Q1 2026 were $3.5 million lower compared to Q1 2025, due primarily to lower incentive costs and employee related expenses in the current quarter.

Depreciation and amortization expense increased $4.4 million, or 7.2%, in Q1 2026 compared to Q1 2025 due to the increased number of larger format Murphy branded stores and raze-and-rebuild activity in the quarter.

Corporate and Other Assets

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Loss from continuing operations for Corporate and other assets for Q1 2026 was $25.6 million, compared to a loss of $25.9 million in Q1 2025. The decrease from the prior year quarter was primarily due to a $2.6 million increase in the income tax benefit, a $0.5 million decrease in depreciation and amortization expense, a $0.4 million increase in investment income, and a $0.3 million decrease in other nonoperating expenses, partially offset by a $3.5 million increase in net interest expense compared to the prior year quarter.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, restructuring expenses, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Net income	$136.3	$53.2

Income tax expense (benefit)	39.9	8.7
Interest expense, net of investment income	28.7	25.5
Depreciation and amortization	72.1	68.2
EBITDA	$277.0	$155.6

Accretion of asset retirement obligations	0.9	0.9
(Gain) loss on sale of assets	(0.3)	0.3
Other nonoperating (income) expense	0.3	0.6
Adjusted EBITDA	$277.9	$157.4

Capital Resources and Liquidity

Significant Sources of Capital

As of March 31, 2026, we had $118.6 million of cash and cash equivalents. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility providing for aggregate borrowings of $750 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. As of March 31, 2026, there was $160.0 million of outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility had $183.0 million of outstanding borrowings at December 31, 2025.

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

Operating Activities

Net cash provided by operating activities was $320.0 million for the three months ended March 31, 2026 and was $128.5 million for the same period of 2025, an increase of $191.5 million, or 149.0%. The increase for the three months ended March 31, 2026 is mainly due to an increase in the amount of cash provided from changes in non-cash working capital of $94.8 million, an increase in net income of $83.1 million, higher deferred and noncurrent tax charges of $10.7 million and increased depreciation of $3.9 million compared to the same period in 2025.

For the three months ended March 31, 2026, operating cash provided by changes in non-cash operating working capital of $95.1 million was due to an increase in accounts payable and accrued liabilities of $161.5 million which was related to the timing of payments and a decrease in inventory of $49.7 million due to lower volume levels, partially offset by an increase in accounts receivable of $78.0 million due to the timing of collecting receipts, an increase in prepaid expenses of $5.2 million, and a decrease of $32.9 million in income taxes payable due to changes in accrued income tax liabilities and timing of income tax payments in the current year period.

Investing Activities

For the three months ended March 31, 2026, cash required by investing activities was $98.5 million compared to $87.7 million in 2025. The $10.8 million increase in cash required by investing activities in the current year period was primarily due to an increase of $10.5 million in capital expenditures due to the timing of payments for projects.

Financing Activities

Financing activities in the three months ended March 31, 2026 required cash of $131.8 million compared to cash of $38.4 million in the three months ended March 31, 2025, an increase of $93.4 million. The first three months of 2026 included payments of $70.5 million for the repurchase of common shares, which was a decrease of $79.5 million compared to repurchases of $150.0 million in the 2025 period. Dividend payments increased $1.9 million in 2026 compared to amounts paid in the first three months of 2025. Net repayments of debt required $27.8 million in 2026 compared to net borrowings of debt providing $140.0 million in 2025. Amounts related to share-based compensation required $3.2 million more in cash during 2026 than in 2025.

Dividends

During the three months ended March 31, 2026, the Company paid cash dividend payments of $0.63 per common share, for a total of $11.7 million, compared to the period ended March 31, 2025, in which dividends of $0.49 per common share were paid for total cash dividend payments of $9.8 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

On May 7, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.64 per common share, or $2.56 per share on an annualized basis. The dividend is payable on June 1, 2026, to stockholders of record as of May 18, 2026.

Share Repurchase Program

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred. During the three months ended March 31, 2026, the Company repurchased a total of 168,963 common shares for approximately $70.9 million, at an average price of $419.87 per share, including accrued excise taxes. As of March 31, 2026, we had approximately $221.4 million remaining under our 2023 authorization.

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

Debt

Our long-term debt at March 31, 2026 and December 31, 2025 was as set forth below:

(Millions of dollars)	March 31, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of $0.4 at March 31, 2026 and $0.5 at December 31, 2025)	$299.6	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $2.2 at March 31, 2026 and $2.3 at December 31, 2025)	497.8	497.7
3.75% senior notes due 2031 (net of unamortized discount of $3.0 at March 31, 2026 and $3.2 at December 31, 2025)	497.0	496.8
Term loan due 2032 (effective interest rate of 5.43% at March 31, 2026) net of unamortized discount of $1.0 at March 31, 2026 and December 31, 2025	597.5	599.0
Revolving credit facility, due 2030 (weighted average interest rate of 5.27% at March 31, 2026)	160.0	183.0
Capitalized lease obligations, autos and equipment, due through 2030	8.2	7.7
Capitalized lease obligations, buildings, due through 2059	107.7	110.8
Unamortized debt issuance costs	(11.3)	(11.9)
Total long-term debt	2,156.5	2,182.6
Less current maturities	19.2	19.0
Total long-term debt, net of current	$2,137.3	$2,163.6

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $598.5 million at March 31, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of March 31, 2026, we had $160.0 million of outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The Revolving Facility credit agreement also imposes total leverage ratio and secured net leverage ratio financial maintenance covenants which are tested quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a consolidated cash interest coverage ratio of not less than 2.5 to 1.0. The credit agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At March 31, 2026, our total leverage ratio was 1.87 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b) 15.0% of consolidated net tangible assets, estimated at $427.8 million as of March 31, 2026, over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three months ended March 31, 2026, and accounted for the vast majority of our total assets as of March 31, 2026. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

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

The following table outlines our capital spending and investments for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Marketing:
Company stores	$77.4	$49.3
Terminals	—	0.2
Maintenance capital	9.5	11.3
Corporate and other assets	4.0	3.2
Total	$90.9	$64.0

We currently expect capital expenditures for the full year 2026 to range from approximately $475 million to $525 million, including $375 million to $400 million for retail growth, approximately $80 million to $95 million for maintenance capital, with the remaining funds earmarked for other corporate investments and other strategic initiatives. See Note 18 “Commitments” in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for more information.

Critical Accounting Policies

There has been no material update to our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Form 10-K.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at March 31, 2026 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $598.5 million and to our revolving credit facility which had $160.0 million of outstanding borrowings at March 31, 2026. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at March 31, 2026.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2026.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of March 31, 2026.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2026, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation
The State of Delaware has filed a lawsuit against energy companies, including the Company. This lawsuit alleges damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. For additional information about this litigation, see Note 14 ”Contingencies” in the accompanying consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business, results of operations, cash flows and financial condition involve various risks and uncertainties. These risk factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.  We have not identified any additional risk factors not previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
January 1, 2026 to January 31, 2026	38,894	$426.33	38,894	$275,333,950
February 1, 2026 to February 28, 2026	67,099	$385.80	67,099	$249,447,460
March 1, 2026 to March 31, 2026	62,970	$446.19	62,970	$221,351,088
Three Months Ended March 31, 2026	168,963	$417.63	168,963	$221,351,088

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 include authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028, and does not include excise tax on stock repurchases.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

On February 23, 2026, Renee M. Bacon, Senior Vice President, Chief Retail Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Bacon's plan provides for the aggregate of (i) the exercise of 2,600 vested options and the sale of the resulting net shares, the actual number of shares sold will depend on the number of shares withheld by the Company to satisfy the option exercise price and income tax withholding obligations, (ii) the sale of 454 shares upon the vesting of certain RSUs and (iii) the sale of 908 shares upon the vesting of certain PSUs, each of which she will receive at the February 2027 vesting date, the actual number of shares sold will depend on the vesting of certain performance-based equity awards and the number of shares withheld by the Company to satisfy its income tax withholding obligations. The plan will terminate at the earlier of the date all shares under the plan are sold or February 26, 2027.

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
Donald R. Smith Jr.
Senior Vice President, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial and Accounting Officer)

May 7, 2026

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