Form 10-Q
period 2026-06-30
Murphy USA Inc.
filed 2026-08-06
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at June 30, 2026 was 18,380,347.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Millions of dollars, except share amounts)	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$175.4	$28.9
Accounts receivable—trade, less allowance for doubtful accounts of $0.4 and $0.3 at 2026 and 2025, respectively	379.2	276.2
Inventories, at lower of cost or market	417.4	413.0
Prepaid expenses and other current assets	35.9	29.7
Total current assets	1,007.9	747.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $2,313.4 and $2,173.5 at 2026 and 2025, respectively	3,036.9	2,962.8
Operating lease right of use assets, net	539.1	526.3
Intangible assets, net of amortization	139.2	139.3
Goodwill	328.0	328.0
Other assets	33.9	21.6
Total assets	$5,085.0	$4,725.8

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$19.1	$19.0
Trade accounts payable and accrued liabilities	1,015.0	865.2
Income taxes payable	55.6	44.9
Total current liabilities	1,089.7	929.1

Long-term debt, including capitalized lease obligations	2,167.0	2,163.6
Deferred income taxes	404.2	388.5
Asset retirement obligations	54.4	52.5
Non-current operating lease liabilities	549.4	534.6
Deferred credits and other liabilities	37.6	34.0
Total liabilities	4,302.3	4,102.3
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2026 and 2025, respectively)	0.5	0.5
Treasury stock (28,386,817 and 28,201,581 shares held at 2026 and 2025, respectively)	(4,162.1)	(4,031.7)
Additional paid in capital (APIC)	450.3	482.4
Retained earnings	4,494.0	4,172.3
Total stockholders' equity	782.7	623.5
Total liabilities and stockholders' equity	$5,085.0	$4,725.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Operating Revenues
Petroleum product sales[1]	$5,548.0	$3,851.4	$9,244.8	$7,341.2
Merchandise sales	1,132.1	1,092.4	2,181.3	2,091.8
Other operating revenues	126.0	61.2	199.3	97.4
Total operating revenues	6,806.1	5,005.0	11,625.4	9,530.4

Operating Expenses
Petroleum product cost of goods sold[1]	5,154.9	3,519.2	8,520.9	6,757.5
Merchandise cost of goods sold	904.7	873.7	1,743.7	1,677.2
Store and other operating expenses	308.7	275.2	588.5	541.3
Depreciation and amortization	72.2	66.0	144.3	134.2
Selling, general and administrative	60.5	50.9	117.1	111.0
Accretion of asset retirement obligations	0.9	0.8	1.8	1.7
Total operating expenses	6,501.9	4,785.8	11,116.3	9,222.9

Gain (loss) on sale of assets	0.7	—	1.0	(0.3)
Income (loss) from operations	304.9	219.2	510.1	307.2

Other income (expense)
Investment income (expense)	1.0	0.1	1.3	—
Interest expense	(29.3)	(27.8)	(58.3)	(53.2)
Other nonoperating income (expense)	1.0	1.0	0.7	0.4
Total other income (expense)	(27.3)	(26.7)	(56.3)	(52.8)

Income before income taxes	277.6	192.5	453.8	254.4
Income tax expense (benefit)	68.5	46.9	108.4	55.6
Net Income	$209.1	$145.6	$345.4	$198.8

Basic and Diluted Earnings Per Common Share:
Basic	$11.34	$7.44	$18.69	$10.07
Diluted	$11.27	$7.36	$18.54	$9.95
Weighted-Average Common Shares Outstanding (in thousands):
Basic	18,438	19,546	18,478	19,738
Diluted	18,552	19,765	18,628	19,985
Supplemental information:
[1] Includes excise taxes of:	$604.4	$599.5	$1,169.4	$1,151.3

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$345.4	$198.8
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities
Depreciation and amortization	144.3	134.2
Deferred and noncurrent income tax charges (benefits)	15.7	(0.1)
Restructuring expense, net of cash paid	(1.1)	—
Accretion of asset retirement obligations	1.8	1.7
(Gains) losses from sale of assets	(1.0)	0.3
Net (increase) decrease in noncash operating working capital	44.4	37.1
Other operating activities - net	5.5	11.6
Net cash provided (required) by operating activities	555.0	383.6
Investing Activities
Property additions	(210.0)	(205.8)
Proceeds from sale of assets	0.7	1.8
Other investing activities - net	9.5	(0.3)
Net cash provided (required) by investing activities	(199.8)	(204.3)
Financing Activities
Purchase of treasury stock	(152.8)	(363.8)
Dividends paid	(23.5)	(19.6)
Borrowings of debt	1,317.0	1,782.3
Repayments of debt	(1,314.6)	(1,543.0)
Debt issuance costs	(1.9)	(8.9)
Amounts related to share-based compensation	(32.9)	(19.2)
Net cash provided (required) by financing activities	(208.7)	(172.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	146.5	7.1
Cash, cash equivalents, and restricted cash at beginning of period	28.9	47.0
Cash, cash equivalents, and restricted cash at end of period	$175.4	$54.1

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2024	46,767,164	$0.5	$(3,391.3)	$487.5	$3,743.4	$—	$840.1
Net income	—	—	—	—	53.2	—	53.2
Cash dividends declared ($0.49 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(151.2)	—	—	—	(151.2)
Issuance of treasury stock	—	—	8.4	(8.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(18.6)	—	—	(18.6)
Share-based compensation expense	—	—	—	5.9	—	—	5.9
Balance as of March 31, 2025	46,767,164	0.5	(3,534.1)	466.5	3,786.7	—	719.6
Net income	—	—	—	—	145.6	—	145.6
Cash dividends declared ($0.50 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(211.9)	—	—	—	(211.9)
Issuance of treasury stock	—	—	0.1	(0.1)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.6)	—	—	(0.6)
Share-based compensation expense	—	—	—	3.2	—	—	3.2
Balance as of June 30, 2025	46,767,164	$0.5	$(3,745.9)	$469.1	$3,922.4	$—	$646.1

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2025	46,767,164	$0.5	$(4,031.7)	$482.4	$4,172.3	$—	$623.5
Net income	—	—	—	—	136.3	—	136.3
Cash dividends declared ($0.63 per share)	—	—	—	—	(11.7)	—	(11.7)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(70.9)	—	—	—	(70.9)
Issuance of treasury stock	—	—	10.5	(10.6)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(21.8)	—	—	(21.8)
Share-based compensation expense	—	—	—	3.4	—	—	3.4
Balance as of March 31, 2026	46,767,164	0.5	(4,092.1)	453.5	4,296.8	—	658.7
Net income	—	—	—	—	209.1	—	209.1
Cash dividends declared ($0.64 per share)	—	—	—	—	(11.8)	—	(11.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(76.8)	—	—	—	(76.8)
Issuance of treasury stock	—	—	6.8	2.9	—	—	9.7
Amounts related to share-based compensation	—	—	—	(11.1)	—	—	(11.1)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of June 30, 2026	46,767,164	$0.5	$(4,162.1)	$450.3	$4,494.0	$—	$782.7

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. The Company owns and operates a chain of retail stores under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek®. At June 30, 2026, the Company had a total of 1,806 Company stores of which 1,659 were branded as Murphy and 147 were the QuickChek brand. The Company also has certain fuel supply assets, including product distribution terminals and pipeline positions.

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

In preparing the financial statements of Murphy USA in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. The Company does not have any components of comprehensive income; therefore, comprehensive income is equal to net income (loss) reported in the Consolidated Statements of Income for all periods presented.

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

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)." This ASU is intended to improve the financial accounting for environmental credits and environmental credit obligations and establishes recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. The amendments are effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied through a cumulative-effect adjustment to opening retained earnings at the beginning of the annual period of adoption. Upon adoption, any prior periods presented are not required to be recast. The Company is currently evaluating the impact of the standard on the consolidated financial statements.

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

The following tables disaggregate our revenues by major source for the three and six months ended June 30, 2026 and 2025, respectively:

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail)[1]	$4,912.4	$—	$4,912.4	$3,448.5	$—	$3,448.5
Petroleum product sales (at wholesale)[1]	635.6	—	635.6	402.9	—	402.9
Total petroleum product sales	5,548.0	—	5,548.0	3,851.4	—	3,851.4
Merchandise sales	1,132.1	—	1,132.1	1,092.4	—	1,092.4
Other operating revenues:
RINs	124.8	—	124.8	59.8	—	59.8
Other revenues[2]	1.1	0.1	1.2	1.4	—	1.4
Total revenues	$6,806.0	$0.1	$6,806.1	$5,005.0	$—	$5,005.0

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail)[1]	$8,235.2	$—	$8,235.2	$6,603.4	$—	$6,603.4
Petroleum product sales (at wholesale)[1]	1,009.6	—	1,009.6	737.8	—	737.8
Total petroleum product sales	9,244.8	—	9,244.8	7,341.2	—	7,341.2
Merchandise sales	2,181.3	—	2,181.3	2,091.8	—	2,091.8
Other operating revenues:
RINs	196.7	—	196.7	94.7	—	94.7
Other revenues[2]	2.5	0.1	2.6	2.6	0.1	2.7
Total revenues	$11,625.3	$0.1	$11,625.4	$9,530.3	$0.1	$9,530.4

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at June 30, 2026 and December 31, 2025 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At June 30, 2026 and December 31, 2025, we had $178.7 million and $115.0 million of receivables, respectively, related to contracts with customers recorded. Typically, the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	June 30, 2026	December 31, 2025
Petroleum products - FIFO basis	$480.1	$305.8
Store merchandise for resale - FIFO basis	258.0	254.7
Less LIFO reserve	(337.0)	(162.6)
Total petroleum products and store merchandise inventory	401.1	397.9
Materials and supplies	16.3	15.1
Total inventories	$417.4	$413.0

At June 30, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $337.0 million and $162.6 million, respectively.

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

The Company held no marketable securities at June 30, 2026 or December 31, 2025.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	June 30, 2026	December 31, 2025
Goodwill	$328.0	$328.0

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
Intangible assets subject to amortization at June 30, 2026 and December 31, 2025 consisted of the following:

	Remaining Useful Life (in years)	June 30, 2026		December 31, 2025
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	29.2	$39.6	$29.2	$39.6	$29.7
Intangible lease liability	8.3	(9.1)	(5.4)	(9.1)	(5.8)
Total intangible assets subject to amortization		30.5	23.8	30.5	23.9
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.2	$145.9	$139.3

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	June 30, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of zero at June 30, 2026 and $0.5 at December 31, 2025)	$—	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $2.0 at June 30, 2026 and $2.3 at December 31, 2025)	498.0	497.7
3.75% senior notes due 2031 (net of unamortized discount of $2.9 at June 30, 2026 and $3.2 at December 31, 2025)	497.1	496.8
5.875% senior notes due 2034 (net of unamortized discount of $4.9 at June 30, 2026)	495.1	—
Term loan due 2032 (effective interest rate of 5.39% at June 30, 2026) net of unamortized discount of $0.9 at June 30, 2026 and $1.0 at December 31, 2025	596.1	599.0
Revolving credit facility, due 2030 (weighted average interest rate of —% at June 30, 2026)	—	183.0
Capitalized lease obligations, autos and equipment, due through 2031	8.1	7.7
Capitalized lease obligations, buildings, due through 2059	104.1	110.8
Unamortized debt issuance costs	(12.4)	(11.9)
Total long-term debt	2,186.1	2,182.6
Less current maturities	19.1	19.0
Total long-term debt, net of current	$2,167.0	$2,163.6

Senior Notes

On September 13, 2019, Murphy Oil USA, Inc. ("MOUSA"), our primary operating subsidiary, issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities (as defined below). The indenture governing the 2029 Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company, MOUSA, and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On January 29, 2021, MOUSA, issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2029 Senior Notes.

On May 27, 2026, MOUSA issued $500 million of 5.875% Senior Notes due 2034 (the "2034 Senior Notes" and, together with the 2029 Senior Notes and the 2031 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2034 Senior Notes were used to fund the redemption in full of the $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") and to pay down outstanding amounts on its revolving credit facility. The 2034 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2034 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2029 and 2031 Senior Notes.

The Senior Notes and related guarantees rank equally with all of our and the guarantors’ existing and future senior unsecured indebtedness and effectively junior to our and the guarantors’ existing and future secured indebtedness (including indebtedness with respect to the Credit Facilities) to the extent of the value of the assets

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

securing such indebtedness.  The Senior Notes are structurally subordinated to all of the existing and future third-party liabilities, including trade payables, of our existing and future subsidiaries that do not guarantee the notes.

Revolving Credit Facility and Term Loan

Our credit agreement consists of both a cash flow revolving credit facility and a senior secured term loan.

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $597.0 million at June 30, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of June 30, 2026, we had no outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2026, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b) 15.0% of consolidated net tangible assets, estimated at $457.4 million as of June 30, 2026, over the life of the credit agreement.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at June 30, 2026 and December 31, 2025 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	June 30, 2026	December 31, 2025
Balance at beginning of period	$52.5	$49.1
Accretion expense	1.8	3.4
Settlements of liabilities	(0.2)	(1.0)
Liabilities incurred	0.3	1.0
Balance at end of period	$54.4	$52.5

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The pretax income (loss) and income tax expense (benefit), both from continuing operations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Income (loss) before income taxes	$277.6	$192.5	$453.8	$254.4
Income tax expense (benefit)
Federal - Current	$48.5	$36.6	$71.4	$42.7
Federal - Deferred	5.1	1.2	15.1	2.2
State - Current and deferred	14.9	9.1	21.9	10.7
Total income tax expense (benefit)	$68.5	$46.9	$108.4	$55.6

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and six months ended June 30, 2026 and 2025, the Company’s approximate effective tax rates were as follows:

	2026	2025
Three Months Ended June 30,	24.7%	24.4%
Six Months Ended June 30,	23.9%	21.9%

In the six months ended June 30, 2026, the Company recognized approximately $2.3 million of excess tax benefits related to stock compensation for employees and $4.6 million of benefit for purchased Federal energy tax credits. For the six months ended June 30, 2025, the Company recognized approximately $3.5 million of excess tax benefits related to stock compensation for employees, $3.8 million of benefit for purchased Federal energy tax credits and $1.3 million in other discrete tax benefits.

As of June 30, 2026, the earliest year remaining open for Federal audits and/or settlement is 2022 and for state audits and/or settlement is 2021.  Although the Company believes that recorded liabilities for unsettled issues are

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in options outstanding for Company employees during the period from December 31, 2025 to June 30, 2026 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2025	245,100	$222.54
Granted	24,996	$383.08
Exercised	(156,615)	$153.67
Forfeited	(6,951)	$430.52
Outstanding at June 30, 2026	106,530	$348.37	4.0	$20.3

Exercisable at June 30, 2026	66,979	$308.21	2.8	$15.4

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
Changes in RSUs outstanding during the period from December 31, 2025 to June 30, 2026 are presented in the following table:

RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	81,915	$376.60
Granted	27,916	$441.82
Vested and issued	(30,435)	$287.25	$13.8
Forfeited	(5,377)	$401.67
Outstanding at June 30, 2026	74,019	$435.82	$39.9

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the six-month period ended June 30, 2026, we granted 455 DSUs and recorded director expense of $0.2 million related to the grants. At June 30, 2026, there were 3,059 Director DSUs vested and outstanding with an average grant date fair value of $416.36 per unit under the MUSA 2023 Plan.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in PSUs outstanding for Company employees during the period from December 31, 2025 to June 30, 2026 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	59,604	$438.28
Granted	30,352	$425.34
Vested and issued	(38,178)	$303.84	$13.9
Forfeited	(5,166)	$481.61
Outstanding at June 30, 2026	46,612	$499.57	$25.1

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

Changes in Director RSUs outstanding for Company non-employee directors during the period from December 31, 2025 to June 30, 2026 are presented in the following table:

2013 Plan — Director RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	2,274	$261.51
Granted	6	$478.90
Vested and issued	0	$0.00	$0.0
Outstanding at June 30, 2026	2,280	$261.51	$1.2

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. No DEU share were granted or vested on the DSUs during the quarter. At June 30, 2026 there were 427 Director DSUs outstanding with an average grant date fair value of $260.43 per unit under the 2013 Directors Plan.

Share-based compensation for the six months ended June 30, 2026 and 2025, was $8.3 million and $9.1 million, respectively. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements was $5.2 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

these derivative contracts in its Consolidated Statements of Income. As of June 30, 2026, all current commodity derivative activity is immaterial.

There were $0.8 million cash deposits at June 30, 2026 and nominal cash deposits at December 31, 2025 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at June 30, 2026 or December 31, 2025.

Note 11 — Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period.  Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods where such items are dilutive.

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion, excluding excise taxes, that expires December 31, 2028. As of June 30, 2026, approximately $145.1 million remained under the 2023 authorization. On October 29, 2025, the Company announced that the Board of Directors approved a new share repurchase authorization of up to $2.0 billion, excluding excise taxes, to be executed by December 31, 2030. This authorization will commence at the conclusion of the existing 2023 authorization.

For the six months ended June 30, 2026, the Company repurchased 312,087 shares of common stock for an average price of $473.40 per share including brokerage fees and excise tax. For the six months ended June 30, 2025, 791,827 shares were repurchased for an average price of $458.58 per share.

The following tables provide a reconciliation of basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$209.1	$145.6	$345.4	$198.8

Weighted average common shares outstanding (in thousands)	18,438	19,546	18,478	19,738

Earnings per common share	$11.34	$7.44	$18.69	$10.07

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$209.1	$145.6	$345.4	$198.8

Weighted average common shares outstanding (in thousands)	18,438	19,546	18,478	19,738
Common equivalent shares:
Dilutive share-based awards	114	219	150	247
Weighted average common shares outstanding - assuming dilution (in thousands)	18,552	19,765	18,628	19,985

Earnings per common share assuming dilution	$11.27	$7.36	$18.54	$9.95

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2026	2025	2026	2025
Stock Options	12,118	61,110	42,084	54,404
RSUs	—	—	6,032	—
PSUs	126	9,220	127	7,081
Total anti-dilutive shares	12,244	70,330	48,243	61,485

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Interest paid, net of amounts capitalized, was $56.5 million and $50.3 million for the six-month periods ended June 30, 2026 and 2025, respectively.

CHANGES IN WORKING CAPITAL:

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Accounts receivable	$(103.3)	$(28.0)
Inventories	(4.4)	4.1
Prepaid expenses and other current assets	(5.8)	3.6
Accounts payable and accrued liabilities	147.2	69.5
Income taxes payable	10.7	(12.1)
Net (increase) decrease in noncash operating working capital	$44.4	$37.1

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended June 30, 2026. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended June 30, 2026, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Prepaid expenses and other current assets:
Fuel derivative	$—	$—	$0.8	$0.8
Other assets
Deferred compensation plan assets	29.8	—	—	29.8

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(30.9)	—	—	(30.9)
	$(1.1)	$—	$0.8	$(0.3)

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2026 and December 31, 2025.

	At June 30, 2026		At December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(2,073.9)	$(2,088.8)	$(2,064.1)	$(2,081.2)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at June 30, 2026, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at June 30, 2026. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

Murphy USA is engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business. The State of Delaware filed a lawsuit against energy companies, including the Company, alleging damages as a result of climate change, seeking unspecified monetary damages and abatement under various tort theories. On June 8, 2026, the Delaware Superior Court granted Defendants’ Motion to Stay Proceedings, pending the U.S. Supreme Court’s decision in Suncor Energy (U.S.A.) Inc. v. County Commissioners of Boulder County, No. 25-170. At this stage, the ultimate outcome of the State of Delaware matter remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined. Based on information currently available to the Company, the ultimate resolution of those other legal matters is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of June 30, 2026, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $61.3 million will be sufficient to cover the related liability and

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2026, the Company had contingent liabilities of $7.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note 15 — Lease Accounting

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company's leases have remaining lease terms of approximately 1 year or less to 33 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise the option. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 20 years or more. The exercise of lease renewal options is at the Company's sole discretion. Due to the uncertainties of future markets, economic factors, technology changes, demographic shifts and behavior, environmental regulatory requirements and other information that impacts decisions as to store location, management has determined that it was not reasonably certain to exercise contract options and they are not included in the lease term. Additionally, short-term leases and leases with variable lease costs are immaterial. The Company reviews all options to extend, terminate, or otherwise modify its lease agreements to determine if changes are required to the right-of-use assets and liabilities.

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

Lessee — We lease land for 484 stores, one terminal, and various equipment. Our lease agreements do not contain any material residual value guarantees and approximately 103 sites leased from Walmart contain restrictive covenants, though the restrictions are deemed to have an immaterial impact.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	June 30, 2026	December 31, 2025
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$539.1	$526.3
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $75.8 at June 30, 2026 and $69.0 at December 31, 2025	93.2	100.2
Total leased assets		$632.3	$626.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$26.9	$25.8
Finance	Current maturities of long-term debt	13.1	13.0
Noncurrent
Operating	Non-current operating lease liabilities	549.4	534.6
Finance	Long-term debt, including capitalized lease obligations	99.1	105.5
Total lease liabilities		$688.5	$678.9

Lease Cost:		Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	Classification	2026	2025	2026	2025
Operating lease cost	Store and other operating expenses	$18.3	$16.3	$35.7	$32.0
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3.7	3.5	7.7	7.1
Interest on lease liabilities	Interest expense	1.9	1.9	3.9	3.9
Net lease costs		$23.9	$21.7	$47.3	$43.0

Cash Flow Information:	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$31.4	$29.7
Operating cash flows required by finance leases	$3.9	$3.9
Financing cash flows required by finance leases	$6.6	$6.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at June 30, 2026:
(Millions of dollars)	Operating leases	Finance leases
2026	$34.5	$10.3
2027	70.1	19.7
2028	69.0	18.7
2029	67.5	16.6
2030	65.9	14.1
After 2030	716.6	83.8
Total lease payments	1,023.6	163.2
Less: interest	447.3	51.0
Present value of lease liabilities	$576.3	$112.2

Lease Term and Discount Rate:	Six Months Ended June 30,
2026
Weighted average remaining lease term (years)
Finance leases	10.4
Operating leases	14.5
Weighted average discount rate
Finance leases	6.9%
Operating leases	7.5%

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketing Segment Information	Three Months Ended June 30,
(Millions of dollars)	2026	2025
Revenues from external customers	$6,806.0	$5,005.0

Reconciliation of revenue
Other revenues[1]	0.1	—
Total consolidated revenue	$6,806.1	$5,005.0

Less:[2]
Cost of goods sold	6,059.6	4,392.9
Store and other operating expenses	308.6	275.2
Selling, general and administrative	60.5	50.9
Depreciation and amortization	65.8	59.6
Other segment items[3]	0.2	0.8
Interest expense	1.9	2.0

Segment income before income taxes	$309.4	$223.6

Reconciliation of income before income taxes
Income before income taxes	$277.6	$192.5
Other (revenues)[1]	(0.1)	—
Other operating expenses	0.1	—
Depreciation and amortization	6.4	6.4
Investment (income) loss	(1.0)	(0.1)
Interest expense	27.4	25.8
Other nonoperating (income) expense	(1.0)	(1.0)

Segment income before income taxes	$309.4	$223.6

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

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended June 30, 2026
Accretion of asset retirement obligations	$0.9	$—	$0.9
Deferred and noncurrent income taxes (benefits)	$8.3	$(1.9)	$6.4
Additions to property, plant and equipment	$122.4	$5.9	$128.3

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended June 30, 2025
Accretion of asset retirement obligations	$0.8	$—	$0.8
Deferred and noncurrent income taxes (benefits)	$1.8	$(0.5)	$1.3
Additions to property, plant and equipment	$108.0	$4.6	$112.6
[4]Corporate and other assets not included in the reportable segment results.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketing Segment Information	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Revenues from external customers	$11,625.3	$9,530.3

Reconciliation of revenue
Other revenues[1]	0.1	0.1
Total consolidated revenue	$11,625.4	$9,530.4

Less:[2]
Cost of goods sold	10,264.6	8,434.7
Store and other operating expenses	588.4	541.2
Selling, general and administrative	117.1	111.0
Depreciation and amortization	131.7	121.1
Other segment items[3]	0.8	2.0
Interest expense	3.9	3.9

Segment income before income taxes	$518.8	$316.4

Reconciliation of income before income taxes
Income before income taxes	$453.8	$254.4

Other (revenues)[1]	(0.1)	(0.1)
Other operating expenses	0.1	0.1
Depreciation and amortization	12.6	13.1
Investment (income) loss	(1.3)	—
Interest expense	54.4	49.3
Other nonoperating (income) expense	(0.7)	(0.4)

Segment income before income taxes	$518.8	$316.4

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

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Six Months Ended June 30, 2026
Accretion of asset retirement obligations	$1.8	$—	$1.8
Deferred and noncurrent income taxes (benefits)	$21.0	$(5.3)	$15.7
Additions to property, plant and equipment	$209.3	$9.9	$219.2

(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Six Months Ended June 30, 2025
Accretion of asset retirement obligations	$1.7	$—	$1.7
Deferred and noncurrent income taxes (benefits)	$(0.2)	$0.1	$(0.1)
Additions to property, plant and equipment	$168.8	$7.8	$176.6
[4]Corporate and other assets not included in the reportable segment results.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Assets
	June 30,	December 31,
(Millions of dollars)	2026	2025
Assets
Marketing assets	$4,738.6	$4,534.6
All other assets[4]	346.4	191.2
Total consolidated assets	$5,085.0	$4,725.8
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

A reconciliation of the changes in the restructuring liability for the six months ended June 30, 2026, is as follows:

(Millions of dollars)
Balance as of December 31, 2025	$5.6
Charges incurred during the period	—
Cash payments	(1.1)
Changes in estimates and other adjustments	—
Balance as of June 30, 2026	$4.5

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three and six months ended June 30, 2026 and 2025.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three and six months ended June 30, 2026 and 2025. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA® and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores in New Jersey and New York that operate under the QuickChek® brand, comprising our Northeast region. At June 30, 2026, we had a total of 1,806 Company stores in 27 states, of which 1,659 were Murphy branded and 147 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

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

Trends Affecting Our Business

Our operations are significantly impacted by the gross margins we receive on our fuel and merchandise sales. The fuel gross margins are commodity-based, change daily and are volatile. While we generally expect our volumes and gross margins to remain stable in a normalized environment, they can change rapidly due to many factors.  These factors include, but are not limited to, the price of refined products, geopolitical events that disrupt the global supply including the impact of potential tariffs, overall demand and prices of crude oil, interruptions in our fuel and merchandise supply chain caused by severe weather or pandemics, the effects from pandemics such as travel restrictions and stay-at-home orders imposed during a pandemic, new or changing legislation around nicotine products as well as fuel economy and vehicle emission standards, severe refinery mechanical failures for an extended period of time, cyber-attacks against the Company or our vendors, changing economic conditions that lower consumer purchasing power such as inflation, and competition in the local markets in which we operate.

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices.  Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q2 2026, WTI Spot prices experienced increased volatility with prices ranging from $70 per barrel to $115 per barrel with an average price of $96 per barrel in Q2 2026, compared to an average price of $65 per barrel in Q2 2025. Total fuel contribution (retail fuel margin plus fuel supply results which include Renewable Identification Numbers ("RINs")) was 40.6 cents per gallon ("cpg") in Q2 2026, compared to 32.0 cpg in Q2 2025.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably. The Renewable Fuel Standard ("RFS") program continues to be unpredictable and prices received by us for ethanol RINs averaged $2.06 per RIN in Q2 2026 compared to $1.01 per RIN in Q2 2025. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of June 30, 2026, we had $1.5 billion of Senior Notes and a $597.0 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At June 30, 2026, we had additional available capacity under our revolving credit facility, which provides for up to $750 million of borrowings, which is currently undrawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see "Significant Sources of Capital" in the "Capital Resources and Liquidity" section.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and six months ended June 30, 2026, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2026.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and fuel supply assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited consolidated financial statements for the year ended December 31, 2025 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2026.

Results of Operations

Consolidated Results

For the three months ended June 30, 2026, the Company reported net income of $209.1 million, or $11.27 per diluted share, on revenue of $6.8 billion.  Net income was $145.6 million for the same period in 2025, or $7.36 per diluted share, on $5.0 billion of revenue.  In the current year quarter, the Company experienced higher total fuel and merchandise contribution compared to the prior year period. This strong performance was partially offset by increased store and other operating expenses including payment fees, higher income taxes, increased general and administrative expenses, higher depreciation and amortization and higher interest expense period over period.

For the six months ended June 30, 2026, the Company reported net income of $345.4 million, or $18.54 per diluted share, on revenue of $11.6 billion.  Net income for the same period in 2025 was $198.8 million, or $9.95 per diluted share, on $9.5 billion of revenue.  For the year-to-date period, the Company generated higher total fuel and merchandise contribution compared to the same period in 2025. Higher income tax expense, higher payment fees, increased store operating expenses, greater depreciation and amortization, increased general and administrative expenses and higher interest expense partially offset these benefits resulting in higher net income for the 2026 year-to-date period.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Revenues for Q2 2026 increased $1.8 billion, or 36.0%, compared to the same quarter in 2025.  The increase in revenues was primarily due to a 37.4% increase in the average retail fuel sales price during the quarter in addition to an increase of 3.9% in retail fuel volumes and a 3.6% increase in merchandise sales revenue.

Cost of sales in Q2 2026 increased $1.7 billion, or 37.9%, when compared to Q2 2025.  In the current-year quarter, the increase was primarily the result of higher fuel cost coupled with higher fuel volumes sold and higher merchandise costs.

Store and other operating expenses increased $33.5 million, or 12.2%, in Q2 2026 compared to Q2 2025, primarily due to increases in payment fees, driven by increased retail fuel prices, which accounted for approximately two-thirds of the increase and higher employee related expenses at existing stores combined with increases from net new store operating expenses.

Selling, general and administrative ("SG&A") expenses for Q2 2026 increased $9.6 million, or 18.9%, versus Q2 2025. The increase in SG&A costs is primarily due to higher employee related expenses and incentive accruals in the current quarter.

Depreciation and amortization expense increased $6.2 million in Q2 2026, or 9.4%, when compared to the same period of 2025, primarily due to the increased number of Murphy branded stores with larger formats in the quarter.

The effective income tax rate was approximately 24.7% for Q2 2026 compared to 24.4% in Q2 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Year-to-date revenues increased $2.1 billion, or 22.0%, compared to the same period in 2025.  The increase in revenues was due to a 21.4% increase in the average retail fuel sales prices, which increased 60 cpg, a 3.0% increase in retail fuel volumes, a 4.3% increase in merchandise sales revenue and higher fuel supply revenues.

Year-to-date cost of sales increased $1.8 billion, or 21.7%, compared to the same period in 2025.  In the current-year period, the higher costs were primarily due to higher fuel cost, which increased 26.1%, and a 4.0% increase in merchandise cost of goods sold.

Year-to-date store and other operating expenses increased $47.2 million, or 8.7%, compared to the same period in 2025, primarily due to increases in payment fees, which accounts for over 60% of the increase, and higher employee related expenses at existing stores combined with increase in net new store operating expenses.

SG&A expenses for the first six months of 2026 increased $6.1 million, or 5.5%, compared to the first six months of 2025. The increase in SG&A costs is primarily due to higher incentive accruals versus the same period of 2025.

Depreciation and amortization expense increased $10.1 million, or 7.5%, year-to-date from the same period of 2025 primarily due to the increased number of Murphy branded stores with larger formats in the period.

The effective income tax rate was approximately 23.9% for the six months ended June 30, 2026 versus approximately 21.9% for the same period of 2025.

Segment Results

A summary of the Company’s net income by business function follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Marketing segment	$232.8	$167.9	$394.7	$247.0
Corporate and other assets	(23.7)	(22.3)	(49.3)	(48.2)
Net Income	$209.1	$145.6	$345.4	$198.8

Marketing

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Marketing segment net income for the three months ended June 30, 2026 was higher compared to the same period in 2025 primarily due to:
•Higher total fuel contribution;
•Higher retail fuel volumes;
•Higher merchandise contribution;

The items below partially offset the increase in net income in the current period:
•Higher store and other operating expenses including payment fees;
•Higher income tax expense;
•Higher SG&A expenses;
•Higher depreciation and amortization expenses

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Marketing segment net income for the six months ended June 30, 2026 was higher compared to the same six-month period in 2025 primarily due to:
•Higher total fuel contribution;
•Higher retail fuel volumes;
•Higher merchandise contribution;

The items below partially offset the increase in net income in the six-month period:
•Higher income tax expense;
•Higher store and other operating expenses including payment fees;
•Higher depreciation and amortization expenses;
•Higher SG&A expenses

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2026	2025	2026	2025

Operating revenues
Petroleum product sales	$5,548.0	$3,851.4	$9,244.8	$7,341.2
Merchandise sales	1,132.1	1,092.4	2,181.3	2,091.8
Other operating revenues	125.9	61.2	199.2	97.3
Total operating revenues	6,806.0	5,005.0	11,625.3	9,530.3

Operating expenses
Petroleum product cost of goods sold	5,154.9	3,519.2	8,520.9	6,757.5
Merchandise cost of goods sold	904.7	873.7	1,743.7	1,677.2
Store and other operating expenses	308.6	275.2	588.4	541.2
Depreciation and amortization	65.8	59.6	131.7	121.1
Selling, general and administrative	60.5	50.9	117.1	111.0
Accretion of asset retirement obligations	0.9	0.8	1.8	1.7
Total operating expenses	6,495.4	4,779.4	11,103.6	9,209.7

Gain (loss) on sale of assets	0.7	—	1.0	(0.3)
Income (loss) from operations	311.3	225.6	522.7	320.3

Other income (expense)
Interest expense	(1.9)	(2.0)	(3.9)	(3.9)
Total other income (expense)	(1.9)	(2.0)	(3.9)	(3.9)

Income (loss) before income taxes	309.4	223.6	518.8	316.4
Income tax expense (benefit)	76.6	55.7	124.1	69.4
Net income (loss) from operations	$232.8	$167.9	$394.7	$247.0

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended June 30,		Six Months Ended June 30,
Marketing Segment	2026	2025	2026	2025

Total nicotine sales revenue same store sales[1,2]	$135.9	$133.1	$132.1	$128.1
Total non-nicotine sales revenue same store sales[1,2]	76.1	77.4	72.3	73.4
Total merchandise sales revenue same store sales[1,2]	$212.0	$210.5	$204.4	$201.5
[1]2025 amounts not revised for 2026 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Store count at end of period	1,806	1,766	1,806	1,766
Total store months during the period	5,388	5,229	10,780	10,488

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

Fuel

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2026	2025	2026	2025
Total retail fuel contribution ($ Millions)	$448.9	$359.1	$741.9	$626.8
Total fuel supply contribution ($ Millions)	(54.9)	(25.9)	(15.9)	(41.2)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	124.8	59.8	196.7	94.7
Total fuel contribution ($ Millions)	$518.8	$393.0	$922.7	$680.3
Retail fuel volume - chain (Million gal)	1,277.6	1,229.3	2,432.1	2,360.5
Retail fuel volume - (K gal APSM)[1,3]	242.4	241.6	230.8	231.4
Retail fuel volume - (K gal SSS)[2,3]	242.6	239.3	231.1	229.7
Total fuel contribution (cpg)	40.6	32.0	37.9	28.8
Retail fuel margin (cpg)	35.1	29.2	30.5	26.6
Fuel supply including RINs contribution (cpg)	5.5	2.8	7.4	2.2
1APSM metric includes all stores open through the date of calculation
[2]2025 amounts not revised for 2026 raze-and-rebuild activity
[3]All amounts are on a per store per month basis

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Petroleum product sales	$5,548.0	$3,851.4	$9,244.8	$7,341.2
Less Petroleum product cost of goods sold	(5,154.9)	(3,519.2)	(8,520.9)	(6,757.5)
Plus RINs and other (included in Other Operating Revenues line)	125.7	60.8	198.8	96.6
Total fuel contribution	$518.8	$393.0	$922.7	$680.3

Merchandise

	Three Months Ended June 30,		Six Months Ended June 30,
Key Operating Metrics	2026	2025	2026	2025
Total merchandise contribution ($ Millions)	$227.4	$218.7	$437.6	$414.6
Total merchandise sales ($ Millions)	$1,132.1	$1,092.4	$2,181.3	$2,091.8
Total merchandise sales ($K SSS)[1,2,3]	$212.0	$210.5	$204.4	$201.5
Merchandise unit margin (%)	20.1%	20.0%	20.1%	19.8%
Nicotine contribution ($K SSS)[1,2,3]	$20.6	$20.0	$20.4	$19.3
Non-nicotine contribution ($K SSS)[1,2,3]	$22.7	$22.8	$21.2	$21.3
Total merchandise contribution ($K SSS)[1,2,3]	$43.3	$42.8	$41.6	$40.6
[1]2025 amounts not revised for 2026 raze-and-rebuild activity
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[3]All amounts are on a per store per month basis

Same store sales information compared to APSM metrics:

	Variance from prior year		Variance from prior year
	Three months ended		Six months ended
	June 30, 2026		June 30, 2026
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	0.5%	0.3%	(0.1)%	(0.2)%

Merchandise sales	1.0%	0.6%	1.9%	1.5%
Nicotine sales	2.4%	1.9%	3.6%	3.0%
Non-nicotine sales	(1.4%)	(1.5%)	(1.2%)	(1.1%)

Merchandise margin	2.2%	0.9%	3.5%	2.7%
Nicotine margin	4.6%	3.0%	7.4%	5.8%
Non-nicotine margin	0.2%	(0.2%)	—%	—%
[1]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Net income in the Marketing segment for Q2 2026 increased $64.9 million, to $232.8 million when compared to the Q2 2025 period. Contributions from both fuel and merchandise were higher in the current quarter, driven by increased total fuel contribution margins, higher total fuel volumes and improved merchandise sales and unit margins. The exceptional performance in these areas was partially offset by increased store and other operating expenses including payment fees, higher income taxes, increased general and administrative expenses and greater depreciation and amortization in Q2 2026 compared to the Q2 2025 period.

Total fuel contribution for Q2 2026, was $518.8 million, an increase of $125.8 million, or 32.0%, compared to Q2 2025. This increase was due to higher retail fuel contribution and fuel volumes sold coupled with higher fuel supply margins in the period when compared to Q2 of 2025. Retail fuel margins on a cpg basis increased 20.2% in Q2 2026 to 35.1 cpg, compared to 29.2 cpg in the prior year period. Total retail fuel volumes increased 3.9% and fuel sales volumes on an SSS basis increased 0.5% in Q2 2026 when compared to Q2 2025. Total fuel supply contribution dollars, including RINs, increased $36.0 million in Q2 2026 when compared to Q2 2025, primarily due to the impact of market-driven pricing and the timing of inventory activity during the period.

Total merchandise sales increased $39.7 million, or 3.6%, in Q2 2026 vs Q2 2025, coming in at approximately $1.1 billion in both quarters. Total merchandise contribution in Q2 2026 improved 4.0% compared to Q2 2025, primarily due to favorable sales mix and unit growth, combined with increased store count compared to the prior year period. Total SSS merchandise contribution dollars grew by 2.2%, which included an increase of 4.6% in nicotine products and a 0.2% increase in non-nicotine products.

Store and other operating expenses increased $33.4 million in Q2 2026 compared to Q2 2025, primarily due to increases in payment fees driven by increased retail fuel prices, higher employee related expenses at existing stores combined with increases from net new store operating expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent were 1.1% higher (2.4% higher on a same store APSM basis), primarily attributable to increased employee related expenses.

SG&A expenses in Q2 2026 were $9.6 million higher compared to Q2 2025, due primarily to higher employee related expenses and incentive accruals in the current quarter.

Depreciation and amortization expense increased $6.2 million, or 10.4%, in Q2 2026 compared to Q2 2025 due to the increased number of larger format Murphy branded stores in the quarter.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Net income in the Marketing segment for the six months ended June 30, 2026 increased $147.7 million compared to the six months ended June 30, 2025. The increase was primarily due to higher total fuel contribution, higher fuel sales volumes and higher overall merchandise contributions, which were partially offset by higher payment fees, increased store operating expenses, higher income tax expense, increased SG&A expenses and greater depreciation and amortization.

Total fuel contribution for the six-month period ended June 30, 2026 was $922.7 million, an increase of $242.4 million, or 35.6%, compared to the first six months of 2025. This was primarily due to higher retail fuel contribution and higher fuel volumes sold coupled with higher contribution from fuel supply margins in the period when compared to the first six months of 2025. Retail fuel margins on a cpg basis increased 14.7%, to 30.5 cpg, for the six-month period ended June 30, 2026, compared to 26.6 cpg in the same period of 2025. Total retail fuel sales volumes increased 3.0%, and volumes on an SSS basis decreased 0.1% in the six-month period ended June 30, 2026 when compared to the same six-month period of 2025. Total fuel supply contribution dollars, including RINs, increased $127.3 million compared to the first six months of 2025, primarily due to pricing impacts related to market conditions and timing of inventory movements.

Total merchandise sales were up 4.3% in the six months ended June 30, 2026 to approximately $2.2 billion compared to $2.1 billion in the first six months of 2025. Year-to-date 2026 total merchandise contribution increased 5.5% compared to the same period of 2025, primarily due to favorable sales mix, higher retail prices and promotional activity, combined with increased store count compared to the prior year period. Total year-to-date SSS merchandise contribution dollars improved 3.5% compared to the same period of 2025 with an increase of 7.4% in nicotine products margins and a flat performance to the prior year period in non-nicotine product margins.

Store and other operating expenses increased $47.2 million, or 8.7%, in the current year compared to the same six-month period of 2025, primarily due to increases in payment fees, higher employee related expenses at existing stores combined with increases from net new store operating expenses. On an APSM basis, expenses applicable to store OPEX excluding payment fees and rent increased 0.8%, primarily due to employee related expenses.

SG&A expenses increased $6.1 million in 2026 compared to the same six-month period of 2025 due primarily to higher incentive accruals.

Depreciation and amortization expense increased $10.6 million, or 8.8%, in the first six months of 2026 due to new larger store formats for Murphy branded stores.

Corporate and Other Assets

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Loss from continuing operations for Corporate and other assets for Q2 2026 was $23.7 million, compared to a loss of $22.3 million in Q2 2025. The increase from the prior year quarter was primarily due to a $1.5 million increase in net interest expense and a $0.8 million decrease in the income tax benefits, partially offset by a $0.9 million increase in investment income.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Loss from continuing operations for Corporate and other assets was $49.3 million for the six months ended June 30, 2026, compared to a loss of $48.2 million in the same period of 2025. The year-over-year increase was primarily due to $5.1 million increase in net interest expense, partially offset by a $1.8 million increase in the income tax benefit, a $1.3 million increase in investment income, a $0.7 million increase in other nonoperating income and a $0.5 million reduction in depreciation and amortization expense period over period.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, restructuring expenses, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Net income	$209.1	$145.6	$345.4	$198.8

Income tax expense (benefit)	68.5	46.9	108.4	55.6
Interest expense, net of investment income	28.3	27.7	57.0	53.2
Depreciation and amortization	72.2	66.0	144.3	134.2
EBITDA	$378.1	$286.2	655.1	441.8

Accretion of asset retirement obligations	0.9	0.8	1.8	1.7
(Gain) loss on sale of assets	(0.7)	—	(1.0)	0.3
Other nonoperating (income) expense	(1.0)	(1.0)	(0.7)	(0.4)
Adjusted EBITDA	$377.3	$286.0	$655.2	$443.4

Capital Resources and Liquidity

Significant Sources of Capital

As of June 30, 2026, we had $175.4 million of cash and cash equivalents. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility providing for aggregate borrowings of $750 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. As of June 30, 2026, there were no outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility had $183.0 million of outstanding borrowings at December 31, 2025.

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

Operating Activities

Net cash provided by operating activities was $555.0 million for the six months ended June 30, 2026 and was $383.6 million for the same period of 2025, an increase of $171.4 million, or 44.7%. The increase for the six months ended June 30, 2026 is mainly due to an increase in net income of $146.6 million, higher deferred and noncurrent tax charges of $15.8 million, increased depreciation of $10.1 million and an increase in the amount of cash provided from changes in non-cash working capital of $7.3 million, partially offset by a decrease in other operating activities of $6.1 million compared to the same period in 2025.

For the six months ended June 30, 2026, operating cash provided by changes in non-cash operating working capital of $44.4 million was due to an increase in accounts payable and accrued liabilities of $147.2 million which was related to the timing of payments and an increase of $10.7 million in income taxes payable due to changes in accrued income tax liabilities and timing of income tax payments, partially offset by an increase in accounts receivable of $103.3 million due to the timing of collecting receipts, an increase in prepaid expenses of $5.8 million and an increase in inventory of $4.4 million due to higher volume levels in the current year period.

Investing Activities

For the six months ended June 30, 2026, cash required by investing activities was $199.8 million compared to $204.3 million in 2025. The $4.5 million decrease in cash required by investing activities in the current year period was primarily due to other investing activities providing $9.8 million, which was partially offset by an increase of $4.2 million in capital expenditures due to the timing of payments for projects and lower proceeds from the sale of assets of $1.1 million.

Financing Activities

Financing activities in the six months ended June 30, 2026 required cash of $208.7 million compared to cash of $172.2 million in the six months ended June 30, 2025, an increase of $36.5 million. The first six months of 2026 included payments of $152.8 million for the repurchase of common shares, which was a decrease of $211.0 million compared to repurchases of $363.8 million in the 2025 period. Dividend payments increased $3.9 million in 2026 compared to amounts paid in the first six months of 2025. Net borrowings of debt provided $2.4 million in 2026 compared to net borrowings of debt providing $239.3 million in 2025. Debt issuance cost related to financing activities decreased $7 million. Amounts related to share-based compensation required $13.7 million more in cash during 2026 than in 2025.

Dividends

During the six months ended June 30, 2026, the Company paid cash dividend payments of $1.27 per common share, for a total of $23.5 million, compared to the period ended June 30, 2025, in which dividends of $0.99 per common share were paid for total cash dividend payments of $19.6 million. As a part of our capital allocation strategy, the Company's intention is to deliver targeted double-digit growth in the per share dividend over time.

Share Repurchase Program

On May 2, 2023, our Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred. During the six months ended June 30, 2026, the Company repurchased a total of 312,087 common shares for approximately $147.7 million, at an average price of $473.40 per share, including accrued excise taxes. As of June 30, 2026, we had approximately $145.1 million remaining under our 2023 authorization.

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

Debt

Our long-term debt at June 30, 2026 and December 31, 2025 was as set forth below:

(Millions of dollars)	June 30, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of zero at June 30, 2026 and $0.5 at December 31, 2025)	$—	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $2.0 at June 30, 2026 and $2.3 at December 31, 2025)	498.0	497.7
3.75% senior notes due 2031 (net of unamortized discount of $2.9 at June 30, 2026 and $3.2 at December 31, 2025)	497.1	496.8
5.875% senior notes due 2034 (net of unamortized discount of $4.9 at June 30, 2026)	495.1	—
Term loan due 2032 (effective interest rate of 5.39% at June 30, 2026) net of unamortized discount of $0.9 at June 30, 2026 and $1.0 at December 31, 2025	596.1	599.0
Revolving credit facility, due 2030 (weighted average interest rate of —% at June 30, 2026)	—	183.0
Capitalized lease obligations, autos and equipment, due through 2031	8.1	7.7
Capitalized lease obligations, buildings, due through 2059	104.1	110.8
Unamortized debt issuance costs	(12.4)	(11.9)
Total long-term debt	2,186.1	2,182.6
Less current maturities	19.1	19.0
Total long-term debt, net of current	$2,167.0	$2,163.6

Senior Notes

On September 13, 2019, Murphy Oil USA, Inc. ("MOUSA"), our primary operating subsidiary, issued $500 million of 4.75% Senior Notes due 2029 (the “2029 Senior Notes”). The net proceeds from the issuance of the 2029 Senior Notes were used to fund, in part, the tender offer and redemption of a prior note issuance. The 2029 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities (as defined below). The indenture governing the 2029 Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company, MOUSA, and the restricted subsidiaries to incur additional indebtedness or liens, dispose of assets, make certain restricted payments or investments, enter into transactions with affiliates or merge with or into other entities.

On January 29, 2021, MOUSA, issued $500 million of 3.75% Senior Notes due 2031 (the "2031 Senior Notes"). The net proceeds from the issuance of the 2031 Senior Notes were used, in part, to fund the acquisition of QuickChek and other obligations related to that transaction. The 2031 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2031 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2029 Senior Notes.

On May 27, 2026, MOUSA issued $500 million of 5.875% Senior Notes due 2034 (the "2034 Senior Notes" and, together with the 2029 Senior Notes and the 2031 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2034 Senior Notes were used to fund the redemption in full of the $300 million of 5.625% Senior Notes due 2027 (the "2027 Senior Notes") and to pay down outstanding amounts on its revolving credit facility. The 2034 Senior Notes are fully and unconditionally guaranteed by the Company and by the Company's subsidiaries that guarantee our Credit Facilities. The indenture governing the 2034 Senior Notes contains restrictive covenants that are essentially identical to the covenants for the 2029 and 2031 Senior Notes.

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $597.0 million at June 30, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of June 30, 2026, we had no outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At June 30, 2026, our total leverage ratio was 1.76 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b) 15.0% of consolidated net tangible assets, estimated at $457.4 million as of June 30, 2026, over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and six months ended June 30, 2026, and accounted for the vast majority of our total assets as of June 30, 2026. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

Capital Spending

Capital spending and investments in our Marketing segment relate primarily to the acquisition of land and the construction of new Company operating locations.  Our Marketing capital is also deployed to improve our existing stores, which we refer to as maintenance capital.  We use maintenance capital in this business as needed to ensure reliability and continued performance of our stores.  The remainder of our capital spending and investment activity, which is primarily technology related, is attributable to Corporate and other assets.

The following table outlines our capital spending and investments for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Marketing:
Company stores	$92.9	$91.0	$170.3	$140.3
Terminals	0.4	—	0.4	0.2
Maintenance capital	29.1	17.0	38.6	28.3
Corporate and other assets	5.9	4.6	9.9	7.8
Total	$128.3	$112.6	$219.2	$176.6

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to our 2026 financial and operating performance, anticipated store openings and associated capital expenditures, fuel margins, merchandise margins, sales of RINs, trends in our operations, dividends, and share repurchases. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: our ability to continue to maintain a good business relationship with Walmart; successful execution of our growth strategy, including our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with our newly planned stores which may be impacted by the financial health of third parties; our ability to effectively manage our inventory, manage disruptions in our supply chain and our ability to control costs; geopolitical events, such as evolving trade policies and the imposition of reciprocal tariffs and the conflicts in the Middle East, that impact the supply and demand and price of crude oil; the impact of severe weather events, such as hurricanes, floods and earthquakes; the impact of a global health pandemic and any governmental response thereto; the impact of any systems failures, cybersecurity and/or security breaches of the company or its vendor partners, including any security breach that results in theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; successful execution of our information technology strategy; reduced demand for our products due to the implementation of more stringent fuel economy and greenhouse gas reduction requirements, or increasingly widespread adoption of electric vehicle technology; future nicotine or e-cigarette legislation and any other efforts that make purchasing nicotine products more costly or difficult could hurt our revenues and impact gross margins; our ability to successfully expand our food and beverage offerings; efficient and proper allocation of our capital resources, including the timing, declaration, amount and payment of any future dividends or levels of the Company's share repurchases, or management of operating cash; the market price of the Company's stock prevailing from time to time, the nature of other investment opportunities presented to the Company from time to time, the Company's cash flows from operations, and general economic conditions; compliance with debt covenants; availability and cost of credit; and changes in interest rates. Our SEC reports, including our most recent Annual Report on Form 10-K, contain other information on these and other factors that could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at June 30, 2026 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $597 million and to our revolving credit facility which had no outstanding borrowings at June 30, 2026. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at June 30, 2026.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the six months ended June 30, 2026.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of June 30, 2026.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2026, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
April 1, 2026 to April 30, 2026	46,521	$505.25	46,521	$197,846,368
May 1, 2026 to May 31, 2026	34,763	$551.40	34,763	$178,678,199
June 1, 2026 to June 30, 2026	61,840	$542.52	61,840	$145,128,699
Three Months Ended June 30, 2026	143,124	$532.56	143,124	$145,128,699

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

August 6, 2026

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