Form 10-Q
period 2026-09-30
Murphy USA Inc.
filed 2026-10-30
CIK 1573516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Number of shares of Common Stock, $0.01 par value, outstanding at September 30, 2026 was 18,099,913.

MURPHY USA INC.

TABLE OF CONTENTS

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
Murphy USA Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Millions of dollars, except share amounts)	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$161.8	$28.9
Marketable securities, net	34.2	—
Accounts receivable—trade, less allowance for doubtful accounts of $0.2 and $0.3 at 2026 and 2025, respectively	377.9	276.2
Inventories, at lower of cost or market	397.8	413.0
Prepaid expenses and other current assets	38.9	29.7
Total current assets	1,010.6	747.8
Property, plant and equipment, at cost less accumulated depreciation and amortization of $2,365.1 and $2,173.5 at 2026 and 2025, respectively	3,118.8	2,962.8
Operating lease right of use assets, net	551.7	526.3
Intangible assets, net of amortization	139.2	139.3
Goodwill	328.0	328.0
Other assets	32.5	21.6
Total assets	$5,180.8	$4,725.8

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$20.1	$19.0
Trade accounts payable and accrued liabilities	1,055.2	865.2
Income taxes payable	82.2	44.9
Total current liabilities	1,157.5	929.1

Long-term debt, including capitalized lease obligations	2,167.4	2,163.6
Deferred income taxes	406.6	388.5
Asset retirement obligations	55.4	52.5
Non-current operating lease liabilities	563.7	534.6
Deferred credits and other liabilities	36.4	34.0
Total liabilities	4,387.0	4,102.3
Stockholders' Equity
Preferred Stock, par $0.01 (authorized 20,000,000 shares, none outstanding)	—	—
Common Stock, par $0.01 (authorized 200,000,000 shares, 46,767,164 shares issued at 2026 and 2025, respectively)	0.5	0.5
Treasury stock (28,667,251 and 28,201,581 shares held at 2026 and 2025, respectively)	(4,319.2)	(4,031.7)
Additional paid in capital (APIC)	454.5	482.4
Retained earnings	4,658.1	4,172.3
Accumulated other comprehensive income (loss) (AOCI)	(0.1)	—
Total stockholders' equity	793.8	623.5
Total liabilities and stockholders' equity	$5,180.8	$4,725.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Operating Revenues
Petroleum product sales[1]	$5,599.1	$3,924.7	$14,843.9	$11,265.9
Merchandise sales	1,155.0	1,122.3	3,336.3	3,214.1
Other operating revenues	135.6	63.0	334.9	160.4
Total operating revenues	6,889.7	5,110.0	18,515.1	14,640.4

Operating Expenses
Petroleum product cost of goods sold[1]	5,255.1	3,602.6	13,776.0	10,360.1
Merchandise cost of goods sold	920.5	881.1	2,664.2	2,558.3
Store and other operating expenses	317.9	285.9	906.4	827.2
Depreciation and amortization	75.1	69.9	219.4	204.1
Selling, general and administrative	59.6	55.3	176.7	166.3
Restructuring expense	—	12.6	—	12.6
Accretion of asset retirement obligations	1.0	0.9	2.8	2.6
Total operating expenses	6,629.2	4,908.3	17,745.5	14,131.2

Gain (loss) on sale of assets	—	0.1	1.0	(0.2)
Income (loss) from operations	260.5	201.8	770.6	509.0

Other income (expense)
Investment income (expense)	1.8	0.1	3.1	0.1
Interest expense	(28.4)	(29.1)	(86.7)	(82.3)
Other nonoperating income (expense)	(0.3)	0.6	0.4	1.0
Total other income (expense)	(26.9)	(28.4)	(83.2)	(81.2)

Income before income taxes	233.6	173.4	687.4	427.8
Income tax expense (benefit)	57.6	43.5	166.0	99.1
Net Income	$176.0	$129.9	$521.4	$328.7

Basic and Diluted Earnings Per Common Share:
Basic	$9.65	$6.83	$28.30	$16.83
Diluted	$9.59	$6.76	$28.09	$16.64
Weighted-Average Common Shares Outstanding (in thousands):
Basic	18,249	19,029	18,425	19,525
Diluted	18,360	19,232	18,562	19,758
Supplemental information:
[1] Includes excise taxes of:	$628.3	$613.9	$1,797.7	$1,765.2

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$176.0	$129.9	$521.4	$328.7

Other comprehensive income (loss), net of tax
Marketable securities:
Unrealized gain (loss)	(0.1)	—	(0.1)	—
Other comprehensive income (loss)	(0.1)	—	(0.1)	—
Comprehensive income	$175.9	$129.9	$521.3	$328.7

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Cash Flows
(unaudited)

(Millions of dollars)	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$521.4	$328.7
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities
Depreciation and amortization	219.4	204.1
Deferred and noncurrent income tax charges (benefits)	18.1	27.0
Restructuring expense, net of cash paid	(1.8)	12.6
Accretion of asset retirement obligations	2.8	2.6
Amortization of discount on marketable securities	(0.1)	—
(Gains) losses from sale of assets	(1.0)	0.2
Net (increase) decrease in noncash operating working capital	130.0	(26.2)
Other operating activities - net	14.3	19.4
Net cash provided (required) by operating activities	903.1	568.4
Investing Activities
Property additions	(364.4)	(322.9)
Proceeds from sale of assets	1.7	2.3
Investment in marketable securities	(34.2)	—
Other investing activities - net	10.7	(0.6)
Net cash provided (required) by investing activities	(386.2)	(321.2)
Financing Activities
Purchase of treasury stock	(309.0)	(583.0)
Dividends paid	(35.4)	(29.7)
Borrowings of debt	1,317.0	2,529.2
Repayments of debt	(1,319.9)	(2,136.1)
Debt issuance costs	(1.9)	(9.0)
Amounts related to share-based compensation	(34.8)	(22.8)
Net cash provided (required) by financing activities	(384.0)	(251.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	132.9	(4.2)
Cash, cash equivalents, and restricted cash at beginning of period	28.9	47.0
Cash, cash equivalents, and restricted cash at end of period	$161.8	$42.8

See notes to consolidated financial statements.

Murphy USA Inc.
Consolidated Statements of Changes in Equity
(unaudited)

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2024	46,767,164	$0.5	$(3,391.3)	$487.5	$3,743.4	$—	$840.1
Net income	—	—	—	—	53.2	—	53.2
Cash dividends declared ($0.49 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(151.2)	—	—	—	(151.2)
Issuance of treasury stock	—	—	8.4	(8.4)	—	—	—
Amounts related to share-based compensation	—	—	—	(18.6)	—	—	(18.6)
Share-based compensation expense	—	—	—	5.9	—	—	5.9
Balance as of March 31, 2025	46,767,164	0.5	(3,534.1)	466.5	3,786.7	—	719.6
Net income	—	—	—	—	145.6	—	145.6
Cash dividends declared ($0.50 per share)	—	—	—	—	(9.8)	—	(9.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(211.9)	—	—	—	(211.9)
Issuance of treasury stock	—	—	0.1	(0.1)	—	—	—
Amounts related to share-based compensation	—	—	—	(0.6)	—	—	(0.6)
Share-based compensation expense	—	—	—	3.2	—	—	3.2
Balance as of June 30, 2025	46,767,164	0.5	(3,745.9)	469.1	3,922.4	—	646.1
Net income	—	—	—	—	129.9	—	129.9
Cash dividends declared ($0.53 per share)	—	—	—	—	(10.1)	—	(10.1)
Purchase of treasury stock	—	—	(221.4)	—	—	—	(221.4)
Issuance of treasury stock	—	—	1.3	(1.6)	—	—	(0.3)
Amounts related to share-based compensation	—	—	—	(3.6)	—	—	(3.6)
Share-based compensation expense	—	—	—	5.4	—	—	5.4
Balance as of September 30, 2025	46,767,164	$0.5	$(3,966.0)	$469.3	$4,042.2	$—	$546.0

	Common Stock
(Millions of dollars, except share amounts)	Shares	Par	Treasury Stock	APIC	Retained Earnings	AOCI	Total
Balance as of December 31, 2025	46,767,164	$0.5	$(4,031.7)	$482.4	$4,172.3	$—	$623.5
Net income	—	—	—	—	136.3	—	136.3
Cash dividends declared ($0.63 per share)	—	—	—	—	(11.7)	—	(11.7)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(70.9)	—	—	—	(70.9)
Issuance of treasury stock	—	—	10.5	(10.6)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(21.8)	—	—	(21.8)
Share-based compensation expense	—	—	—	3.4	—	—	3.4
Balance as of March 31, 2026	46,767,164	0.5	(4,092.1)	453.5	4,296.8	—	658.7
Net income	—	—	—	—	209.1	—	209.1
Cash dividends declared ($0.64 per share)	—	—	—	—	(11.8)	—	(11.8)
Dividend equivalent units accrued	—	—	—	0.1	(0.1)	—	—
Purchase of treasury stock	—	—	(76.8)	—	—	—	(76.8)
Issuance of treasury stock	—	—	6.8	2.9	—	—	9.7
Amounts related to share-based compensation	—	—	—	(11.1)	—	—	(11.1)
Share-based compensation expense	—	—	—	4.9	—	—	4.9
Balance as of June 30, 2026	46,767,164	0.5	(4,162.1)	450.3	4,494.0	—	782.7
Net income	—	—	—	—	176.0	—	176.0
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($0.65 per share)	—	—	—	—	(11.9)	—	(11.9)
Purchase of treasury stock	—	—	(157.7)	—	—	—	(157.7)
Issuance of treasury stock	—	—	0.6	(0.7)	—	—	(0.1)
Amounts related to share-based compensation	—	—	—	(1.9)	—	—	(1.9)
Share-based compensation expense	—	—	—	6.8	—	—	6.8
Balance as of September 30, 2026	46,767,164	$0.5	$(4,319.2)	$454.5	$4,658.1	$(0.1)	$793.8

See notes to consolidated financial statements.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Description of Business and Basis of Presentation

Description of business — Murphy USA Inc. and its consolidated subsidiaries (“Murphy USA”, "we", "our", "us", or the “Company”) markets refined products through a network of retail gasoline stores and to unbranded wholesale customers. The Company owns and operates a chain of retail stores under the brand names of Murphy USA and Murphy Express, most of which are located in close proximity to Walmart stores, and also has a mix of convenience stores with and without retail gasoline that operate under the brand name of QuickChek. At September 30, 2026, the Company had a total of 1,808 Company stores of which 1,662 were branded as Murphy and 146 were the QuickChek brand. The Company also has certain fuel supply assets, including product distribution terminals and pipeline positions.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables disaggregate our revenues by major source for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail)[1]	$4,927.3	$—	$4,927.3	$3,525.3	$—	$3,525.3
Petroleum product sales (at wholesale)[1]	671.8	—	671.8	399.4	—	399.4
Total petroleum product sales	5,599.1	—	5,599.1	3,924.7	—	3,924.7
Merchandise sales	1,155.0	—	1,155.0	1,122.3	—	1,122.3
Other operating revenues:
RINs	134.5	—	134.5	61.7	—	61.7
Other revenues[2]	1.1	—	1.1	1.3	—	1.3
Total revenues	$6,889.7	$—	$6,889.7	$5,110.0	$—	$5,110.0

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Millions of dollars)	Marketing	Corporate and Other Assets	Consolidated	Marketing	Corporate and Other Assets	Consolidated
Petroleum product sales (at retail)[1]	$13,162.5	$—	$13,162.5	$10,128.7	$—	$10,128.7
Petroleum product sales (at wholesale)[1]	1,681.4	—	1,681.4	1,137.2	—	1,137.2
Total petroleum product sales	14,843.9	—	14,843.9	11,265.9	—	11,265.9
Merchandise sales	3,336.3	—	3,336.3	3,214.1	—	3,214.1
Other operating revenues:
RINs	331.2	—	331.2	156.4	—	156.4
Other revenues[2]	3.6	0.1	3.7	3.9	0.1	4.0
Total revenues	$18,515.0	$0.1	$18,515.1	$14,640.3	$0.1	$14,640.4

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company offers loyalty programs through each of its branded retail locations. The customers earn rewards based on their spending or other promotional activities. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their rewards. The rewards may be redeemed for free or discounted merchandise or cash discounts at all stores and on fuel purchases at Murphy branded stores. Earned rewards expire after an account is inactive for a period of 90 days at Murphy branded stores, while certain QuickChek rewards require use within the month. We recognize loyalty revenue when a customer redeems an earned reward. Deferred revenue associated with both rewards programs are included in Trade accounts payable and accrued liabilities in our Consolidated Balance Sheets. The deferred revenue balances at September 30, 2026 and December 31, 2025 were immaterial.

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

Accounts receivable

Trade accounts receivable on the balance sheet represents both receivables related to contracts with customers and other trade receivables. At September 30, 2026 and December 31, 2025, we had $196.2 million and $115.0 million of receivables, respectively, related to contracts with customers recorded. Typically, the trade accounts receivable related to contracts with customers outstanding at the end of each period were collected during the succeeding quarter. These receivables were generally related to credit and debit card transactions along with short term bulk and wholesale sales to our customers, which have a very short settlement window.

Note 3 — Inventories

Inventories consisted of the following:

(Millions of dollars)	September 30, 2026	December 31, 2025
Petroleum products	$560.1	$305.8
Store merchandise for resale	262.7	254.7
Less LIFO reserve	(443.4)	(162.6)
Total petroleum products and store merchandise inventory	379.4	397.9
Materials and supplies	18.4	15.1
Total inventories	$397.8	$413.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded the LIFO carrying value for petroleum products by $443.4 million and $162.6 million, respectively.

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

The amortized cost and carrying value (fair value) of marketable securities and the balance sheet location at September 30, 2026 is provided in the table below. The Company held no marketable securities at December 31, 2025.

	September 30, 2026
(Millions of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Marketable securities, net
U.S. Government bonds	20.6	—	—	20.6
U.S. Corporate bonds	13.6	—	(0.1)	13.5
Investment income receivable	0.1	—	—	0.1
	34.3	—	(0.1)	34.2
Total marketable securities	$34.3	$—	$(0.1)	$34.2

The amortized cost basis and fair value of the Company's available-for-sale marketable securities, excluding Investment income receivable, at September 30, 2026, by contractual maturity, are as follows:

(Millions of dollars)	Amortized Cost	Fair Value
Less than 1 year	$34.2	$34.1

There was no impairment on any available-for-sale marketable securities as of September 30, 2026.

Note 5 — Goodwill and Intangible Assets

The Company's goodwill is assigned to its Marketing segment and none of the goodwill is deductible for tax purposes.

(Millions of dollars)	September 30, 2026	December 31, 2025
Goodwill	$328.0	$328.0

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Intangible assets subject to amortization at September 30, 2026 and December 31, 2025 consisted of the following:

	Remaining Useful Life (in years)	September 30, 2026		December 31, 2025
(Millions of dollars)		Cost	Net	Cost	Net
Intangible assets subject to amortization:
Pipeline space	28.9	$39.6	$29.0	$39.6	$29.7
Intangible lease liability	8.1	(9.1)	(5.2)	(9.1)	(5.8)
Total intangible assets subject to amortization		30.5	23.8	30.5	23.9
Intangible assets not subject to amortization, indefinite lives:
Trade name		115.4	115.4	115.4	115.4
Intangible assets, net of amortization		$145.9	$139.2	$145.9	$139.3

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

(Millions of dollars)	September 30, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of $0.5 at December 31, 2025)	$—	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $1.9 at September 30, 2026 and $2.3 at December 31, 2025)	498.1	497.7
3.75% senior notes due 2031 (net of unamortized discount of $2.7 at September 30, 2026 and $3.2 at December 31, 2025)	497.3	496.8
5.875% senior notes due 2034 (net of unamortized discount of $4.8 at September 30, 2026)	495.2	—
Term loan due 2032 (effective interest rate of 5.50% at September 30, 2026) net of unamortized discount of $0.9 at September 30, 2026 and $1.0 at December 31, 2025	594.6	599.0
Revolving credit facility, due 2030 (weighted average interest rate of —% at September 30, 2026 and 5.88% at December 31, 2025)	—	183.0
Capitalized lease obligations, autos and equipment, due through 2031	12.8	7.7
Capitalized lease obligations, buildings, due through 2059	101.3	110.8
Unamortized debt issuance costs	(11.8)	(11.9)
Total long-term debt	2,187.5	2,182.6
Less current maturities	20.1	19.0
Total long-term debt, net of current	$2,167.4	$2,163.6

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $595.5 million at September 30, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of September 30, 2026, we had no outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The Revolving Facility credit agreement also imposes total leverage ratio and secured net leverage ratio financial maintenance covenants which are calculated quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a consolidated cash interest coverage ratio of not less than 2.50 to 1.0. The credit agreement also contains customary events of default.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2026, our total leverage ratio was 1.69 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b) 15.0% of consolidated net tangible assets, estimated at $461.1 million as of September 30, 2026, over the life of the credit agreement.

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

Note 7 — Asset Retirement Obligations (ARO)

The majority of the ARO recognized by the Company at September 30, 2026 and December 31, 2025 is related to the estimated costs to dismantle and abandon certain of its retail gasoline stores. The Company has not recorded an ARO for certain of its marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. These assets are consistently being upgraded and are expected to be operational into the foreseeable future. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO is shown in the following table.

(Millions of dollars)	September 30, 2026	December 31, 2025
Balance at beginning of period	$52.5	$49.1
Accretion expense	2.8	3.4
Settlements of liabilities	(0.3)	(1.0)
Liabilities incurred	0.4	1.0
Balance at end of period	$55.4	$52.5

The estimation of future ARO is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that may be required in future periods due to the lack of availability of additional information.

Note 8 — Income Taxes

The pretax income (loss) and income tax expense (benefit), both from continuing operations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Income (loss) before income taxes	$233.6	$173.4	$687.4	$427.8
Income tax expense (benefit)
Federal - Current	$42.6	$12.0	$114.0	$54.7
Federal - Deferred	1.8	22.1	16.9	24.3
State - Current and deferred	13.2	9.4	35.1	20.1
Total income tax expense (benefit)	$57.6	$43.5	$166.0	$99.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash income tax payments, net of refunds, were $110.5 million and $69.9 million for the nine month periods ended September 30, 2026 and 2025, respectively.

The effective tax rate is calculated as the amount of income tax expense (benefit) divided by income before income tax expense (benefit). For the three and nine months ended September 30, 2026 and 2025, the Company’s approximate effective tax rates were as follows:

	2026	2025
Three Months Ended September 30,	24.6%	25.1%
Nine Months Ended September 30,	24.1%	23.2%

In the nine months ended September 30, 2026, the Company recognized approximately $3.6 million of excess tax benefits related to stock compensation for employees, $4.6 million of benefit for purchased Federal energy tax credits and $0.7 million in other discrete tax benefits. For the nine months ended September 30, 2025, the Company recognized approximately $3.7 million of excess tax benefits related to stock compensation for employees, $3.7 million of benefit for purchased Federal energy tax credits and $1.7 million in other discrete tax benefits.

As of September 30, 2026, the earliest year remaining open for Federal audits and/or settlement is 2022 and for state audits and/or settlement is 2021.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future periods from resolution of outstanding unsettled matters.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assumptions used to value awards:
Dividend yield	0.66%
Expected volatility	28.9%
Risk-free interest rate	3.8%
Expected life (years)	5.1
Stock price at valuation date	$380.92

Changes in options outstanding for Company employees during the period from December 31, 2025 to September 30, 2026 are presented in the following table:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of Dollars)
Outstanding at December 31, 2025	245,100	$222.54
Granted	24,996	$383.08
Exercised	(157,015)	$153.95
Forfeited	(6,951)	$430.52
Outstanding at September 30, 2026	106,130	$348.69	3.7	$16.5

Exercisable at September 30, 2026	66,579	$308.48	2.5	$13.0

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
Changes in RSUs outstanding during the period from December 31, 2025 to September 30, 2026 are presented in the following table:

RSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	81,915	$376.60
Granted	39,877	$424.49
Vested and issued	(40,246)	$323.20	$18.9
Forfeited	(5,836)	$406.36
Outstanding at September 30, 2026	75,710	$427.73	$38.2

DIRECTOR DEFERRED STOCK UNITS (MUSA 2023 Plan) — Non-employee directors can elect to receive their annual cash retainers in the form of Deferred Stock Units ("DSUs"). The DSUs are recognized at their fair value on the date of the grant. Director fees which are deferred into DSUs are calculated and expensed each quarter by taking fees earned during the quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the nine-month period ended September 30, 2026, we granted 681 DSUs and recorded director expense of $0.3 million related to the grants. At September 30, 2026, there were 3,285 Director DSUs vested and outstanding with an average grant date fair value of $423.10 per unit under the MUSA 2023 Plan.

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

Changes in PSUs outstanding for Company employees during the period from December 31, 2025 to September 30, 2026 are presented in the following table:

Employee PSUs	Number of Units	Weighted Average Grant Date Fair Value	Total Fair Value (Millions of Dollars)
Outstanding at December 31, 2025	59,604	$438.28
Granted	30,405	$425.34
Vested and issued	(38,178)	$303.84	$13.9
Forfeited	(5,166)	$481.61
Outstanding at September 30, 2026	46,665	$499.57	$23.5

2013 Stock Plan for Non-employee Directors

Effective August 8, 2013, Murphy USA adopted the 2013 Murphy USA Stock Plan for Non-employee Directors (the “2013 Directors Plan”).  The directors for Murphy USA are compensated with a mixture of cash payments and equity-based awards.

DEFERRED STOCK UNITS (2013 Directors Plan) — Effective January 1, 2023, non-employee directors could elect to receive their annual cash retainers in the form of DSUs. Each DSU represents the right to receive one share of common stock following the completion of a director's service. During the nine-month period ended September 30, 2026, we granted 8 DEU shares on the DSUs. At September 30, 2026 there were 1,665 Director DSUs outstanding with an average grant date fair value of $261.21 per unit under the 2013 Directors Plan.

Share-based compensation for the nine months ended September 30, 2026 and 2025, was $15.1 million and $14.5 million, respectively. Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements was $5.3 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 10 — Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS — The Company makes limited use of derivative instruments to manage certain risks related to commodity prices and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has not designated commodity derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Income. As of September 30, 2026, all current commodity derivative activity is immaterial.

There were $0.6 million cash deposits at September 30, 2026 and nominal cash deposits at December 31, 2025 related to commodity derivative contracts reported in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These cash deposits have not been used to increase the reported net assets or reduce the reported net liabilities on the derivative contracts at September 30, 2026 or December 31, 2025.

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

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion, excluding excise taxes, which was scheduled to expire on December 31, 2028. This $1.5 billion authorization was completed in September 2026. On October 29, 2025, the Company announced that the Board of Directors had approved a new share repurchase authorization of up to $2.0 billion, excluding excise taxes, to be executed by December 31, 2030. The new authorization commenced upon completion of the 2023 authorization.

During the nine months ended September 30, 2026, the Company repurchased a total of 599,189 common shares for approximately $305.4 million, at an average price of $509.73 per share, including accrued excise taxes. These repurchases included 577,763 common shares for approximately $294.2 million, at an average price of $509.24 per share, including accrued excise taxes, which completed the 2023 authorization, and 21,426 common shares at an average price of $522.96 per share, for approximately $11.2 million, including accrued excise taxes, was purchased against the $2.0 billion 2025 authorization. For the nine months ended September 30, 2025, 1,361,255 shares were repurchased for approximately $584.5 million, at an average price of $429.39 per share.
The following tables provide a reconciliation of basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Earnings per common share:
Net income per share - basic
Net income attributable to common stockholders	$176.0	$129.9	$521.4	$328.7

Weighted average common shares outstanding (in thousands)	18,249	19,029	18,425	19,525

Earnings per common share	$9.65	$6.83	$28.30	$16.83

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except share and per share amounts)	2026	2025	2026	2025
Earnings per common share - assuming dilution:
Net income per share - diluted
Net income attributable to common stockholders	$176.0	$129.9	$521.4	$328.7

Weighted average common shares outstanding (in thousands)	18,249	19,029	18,425	19,525
Common equivalent shares:
Dilutive share-based awards	111	203	137	233
Weighted average common shares outstanding - assuming dilution (in thousands)	18,360	19,232	18,562	19,758

Earnings per common share assuming dilution	$9.59	$6.76	$28.09	$16.64

We have excluded from the earnings-per-share calculation certain stock options and shares that are considered to be anti-dilutive under the treasury stock method and are reported in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Potentially dilutive shares excluded from the calculation as their inclusion would be anti-dilutive	2026	2025	2026	2025
Stock Options	11,927	60,985	25,075	55,984
RSUs	—	20,593	8	7,558
PSUs	133	17,865	87	15,116
Total anti-dilutive shares	12,060	99,443	25,170	78,658

Note 12 — Other Financial Information

CASH FLOW DISCLOSURES — Interest paid, net of amounts capitalized, was $87.0 million and $84.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.  Non-cash investing activities related to the purchase of property, plant and equipment included in accounts payable was $43.6 million and $37.0 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

CHANGES IN WORKING CAPITAL:

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Accounts receivable	$(102.0)	$(36.0)
Inventories	15.2	14.4
Prepaid expenses and other current assets	(8.6)	3.5
Accounts payable and accrued liabilities	188.1	(4.7)
Income taxes payable	37.3	(3.4)
Net (increase) decrease in noncash operating working capital	$130.0	$(26.2)

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

The Company's available-for-sale marketable securities consist of high quality, investment grade securities from diverse issuers. We value these securities at the closing price in the principal active markets as of the last business day of the reporting period. The fair values of the Company's marketable securities by asset class are described in Note 4 "Marketable Securities" in these consolidated financial statements for the period ended September 30, 2026. We value the deferred compensation plan assets, which consist of money market and mutual funds, based on quoted prices in active markets at the measurement date. For additional information on deferred compensation plans see also Note 13 "Employee and Retirement Benefit Plans" in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for more information.

At the balance sheet date, the fair value of commodity derivatives contracts was determined using NYMEX quoted values. The carrying value of the Company’s Cash and cash equivalents, Accounts receivable-trade, Trade accounts payable, and accrued liabilities approximates fair value. See also Note 10 "Financial Instruments and Risk Management" in these consolidated financial statements for the period ended September 30, 2026, for more information.

Financial assets and liabilities measured at fair value on a recurring basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Fair Value
Financial assets
Marketable securities, current
U.S. Government bonds	$—	$20.6	$—	$20.6
U.S. Corporate bonds	—	13.6	—	13.6
Accounts receivable—trade, less allowance for doubtful accounts:
Fuel futures contracts	0.6	—	—	0.6
Other assets
Deferred compensation plan assets	28.3	—	—	28.3

Financial liabilities
Deferred credits and other liabilities
Deferred compensation plan liabilities	(29.5)	—	—	(29.5)
	$(0.6)	$34.2	$—	$33.6

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

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2026 and December 31, 2025.

	At September 30, 2026		At December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Current and long-term debt, excluding finance leases	$(2,073.4)	$(1,999.5)	$(2,064.1)	$(2,081.2)

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

While it is possible that certain environmental expenditures could be recovered by the Company from other sources, primarily environmental funds maintained by certain states, no assurance can be given that future recoveries from other sources will occur. As such, the Company has not recorded a benefit for likely recoveries at September 30, 2026, however certain jurisdictions provide reimbursement for these expenses which have been considered in recording the net exposure. The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at one Superfund site. As to the site, the potential total cost to all parties to perform necessary remedial work at this site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at the Superfund site. Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at September 30, 2026. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at this site or other Superfund sites. Based on information currently available to the Company, the Company believes that its share of the ultimate costs to clean up this site will be immaterial and will not have a material adverse effect on its net income, financial position or liquidity in a future period.

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

INSURANCE — The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. Murphy USA maintains statutory workers compensation insurance with a deductible of $1.0 million per occurrence, general liability insurance with a deductible of $3.0 million per occurrence, and auto liability insurance with a deductible of $0.3 million per occurrence. As of September 30, 2026, there were a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in Trade account payables and accrued liabilities on the Consolidated Balance Sheets. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $62.5 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the Company’s financial position and results of operations.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

OTHER MATTERS — In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2026, the Company had contingent liabilities of $7.9 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these financial guarantees and letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases are reflected in the following balance sheet accounts:

(Millions of dollars)	Classification	September 30, 2026	December 31, 2025
Assets
Operating (Right-of-use)	Operating lease right-of-use assets, net	$551.7	$526.3
Finance	Property, plant, and equipment, at cost, less accumulated depreciation of $78.9 at September 30, 2026 and $69.0 at December 31, 2025	94.8	100.2
Total leased assets		$646.5	$626.5

Liabilities
Current
Operating	Trade accounts payable and accrued liabilities	$27.4	$25.8
Finance	Current maturities of long-term debt	14.1	13.0
Noncurrent
Operating	Non-current operating lease liabilities	563.7	534.6
Finance	Long-term debt, including capitalized lease obligations	100.0	105.5
Total lease liabilities		$705.2	$678.9

Lease Cost:		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	Classification	2026	2025	2026	2025
Operating lease cost	Store and other operating expenses	$19.1	$16.7	$54.8	$48.7
Finance lease cost
Amortization of leased assets	Depreciation and amortization	4.2	3.6	11.9	10.7
Interest on lease liabilities	Interest expense	2.0	2.0	5.9	5.9
Net lease costs		$25.3	$22.3	$72.6	$65.3

Cash Flow Information:	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Cash paid for amounts included in the measurement of liabilities
Operating cash flows required by operating leases	$46.7	$45.2
Operating cash flows required by finance leases	$5.9	$5.9
Financing cash flows required by finance leases	$10.4	$9.1

Non-cash investing activities
Right-of-use assets acquired / new operating lease liabilities	$58.4	$39.1
Right-of-use assets acquired / new financing lease liabilities	$7.7	$4.1

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturity of Lease Liabilities at September 30, 2026:
(Millions of dollars)	Operating leases	Finance leases
2026	$17.4	$5.4
2027	72.3	20.9
2028	71.5	19.9
2029	69.9	17.8
2030	68.3	15.2
After 2030	758.8	84.3
Total lease payments	1,058.2	163.5
Less: interest	467.1	49.4
Present value of lease liabilities	$591.1	$114.1

Lease Term and Discount Rate:	Nine Months Ended September 30,
2026
Weighted average remaining lease term (years)
Finance leases	10.0
Operating leases	14.4
Weighted average discount rate
Finance leases	6.7%
Operating leases	7.6%

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

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketing Segment Information	Three Months Ended September 30,
(Millions of dollars)	2026	2025
Revenues from external customers	$6,889.7	$5,110.0

Reconciliation of revenue
Other revenues[1]	—	—
Total consolidated revenue	$6,889.7	$5,110.0

Less:[2]
Cost of goods sold	6,175.6	4,483.7
Store and other operating expenses	317.9	285.8
Selling, general and administrative	59.6	55.3
Depreciation and amortization	68.5	63.5
Other segment items[3]	1.0	0.8
Interest expense	2.0	2.0
Segment income before income taxes	$265.1	$218.9

Reconciliation of income before income taxes
Income before income taxes	$233.6	$173.4
Other operating expenses	—	0.1
Depreciation and amortization	6.6	6.4
Restructuring expense	—	12.6
Investment (income) loss	(1.8)	(0.1)
Interest expense	26.4	27.1
Other nonoperating (income) expense	0.3	(0.6)
Segment income before income taxes	$265.1	$218.9

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

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended September 30, 2026
Accretion of asset retirement obligations	$1.0	$—	$1.0
Deferred and noncurrent income taxes (benefits)	$0.3	$2.1	$2.4
Additions to property, plant and equipment	$152.2	$5.8	$158.0

(Millions of dollars)	Marketing Totals	Reconciling Items[4]	Consolidated Totals
Three Months Ended September 30, 2025
Accretion of asset retirement obligations	$0.9	$—	$0.9
Deferred and noncurrent income taxes (benefits)	$32.8	$(5.7)	$27.1
Additions to property, plant and equipment	$126.2	$6.3	$132.5
[4]Corporate and other assets not included in the reportable segment results.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketing Segment Information	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Revenues from external customers	$18,515.0	$14,640.3

Reconciliation of revenue
Other revenues[1]	0.1	0.1
Total consolidated revenue	$18,515.1	$14,640.4

Less:[2]
Cost of goods sold	16,440.2	12,918.4
Store and other operating expenses	906.3	827.0
Selling, general and administrative	176.7	166.3
Depreciation and amortization	200.2	184.6
Other segment items[3]	1.8	2.8
Interest expense	5.9	5.9
Segment income before income taxes	$783.9	$535.3

Reconciliation of income before income taxes
Income before income taxes	$687.4	$427.8
Other (revenues)[1]	(0.1)	(0.1)
Other operating expenses	0.1	0.2
Depreciation and amortization	19.2	19.5
Restructuring expense	—	12.6
Investment (income) loss	(3.1)	(0.1)
Interest expense	80.8	76.4
Other nonoperating (income) expense	(0.4)	(1.0)
Segment income before income taxes	$783.9	$535.3

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

Other specified segment disclosures
(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Nine Months Ended September 30, 2026
Accretion of asset retirement obligations	$2.8	$—	$2.8
Deferred and noncurrent income taxes (benefits)	$21.3	$(3.2)	$18.1
Additions to property, plant and equipment	$361.5	$15.7	$377.2

(Millions of dollars)	Marketing Totals	Reconciling items[4]	Consolidated Totals
Nine Months Ended September 30, 2025
Accretion of asset retirement obligations	$2.6	$—	$2.6
Deferred and noncurrent income taxes (benefits)	$32.6	$(5.6)	$27.0
Additions to property, plant and equipment	$295.0	$14.1	$309.1
[4]Corporate and other assets not included in the reportable segment results.

Murphy USA Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Assets
	September 30,	December 31,
(Millions of dollars)	2026	2025
Assets
Marketing assets	$4,817.7	$4,534.6
All other assets[4]	363.1	191.2
Total consolidated assets	$5,180.8	$4,725.8
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

A reconciliation of the changes in the restructuring liability for the nine months ended September 30, 2026, is as follows:

(Millions of dollars)
Balance as of December 31, 2025	$5.6
Charges incurred during the period	—
Cash payments	(1.8)
Changes in estimates and other adjustments	—
Balance as of September 30, 2026	$3.8

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

•Results of Operations — This section provides an analysis of our results of operations, including the results of our operating segment for the three and nine months ended September 30, 2026 and 2025.

•Capital Resources and Liquidity — This section provides a discussion of our financial condition and cash flows as of and for the three and nine months ended September 30, 2026 and 2025. It also includes a discussion of our capital structure and available sources of liquidity.

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

Our Business

The Company owns and operates a chain of retail stores that market gasoline and other merchandise under the brand names of Murphy USA and Murphy Express, most of which are located in close proximity to Walmart stores, principally in the Southeast, Midwest and Southwest areas of the United States. We also have a mix of convenience stores and retail gasoline stores in New Jersey and New York that operate under the QuickChek brand, comprising our Northeast region. At September 30, 2026, we had a total of 1,808 Company stores in 27 states, of which 1,662 were Murphy branded and 146 were under the QuickChek brand. We also market petroleum products to unbranded wholesale customers through a mixture of Company-owned and third-party terminals.

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

The cost of our main fuel products, gasoline and diesel, is greatly impacted by the cost of crude oil in the United States.  Historically, a rising price environment for crude oil increases the Company’s cost for wholesale fuel products purchased, which in turn increases retail fuel prices.  Rising prices can cause consumers to reduce discretionary fuel consumption, however our low-price model can also serve as a hedge to draw new customers which can offset the potential loss of discretionary volumes. In Q3 2026, WTI Spot prices remained volatile with prices ranging from $70 per barrel to $107 per barrel with an average price of $87 per barrel in Q3 2026, compared to an average price of $66 per barrel in Q3 2025. Total fuel contribution (retail fuel margin plus fuel supply results which include Renewable Identification Numbers ("RINs")) was 37.0 cents per gallon ("cpg") in Q3 2026, compared to 30.7 cpg in Q3 2025.

Our revenues are impacted by the ability to leverage our diverse supply infrastructure in pursuit of obtaining the lowest cost of fuel supply available; for example, activities such as blending bulk fuel with renewable fuels (ethanol) to capture and subsequently sell RINs. Under the Energy Policy Act of 2005, the Environmental Protection Agency (“EPA”) is authorized to set annual quotas establishing the percentage of motor fuels consumed in the United States that must be attributable to renewable fuels. Obligated parties are required to demonstrate that they have met any applicable quotas by submitting a certain number of RINs to the EPA. RINs in excess of the set quota can be sold in a market for RINs at then-prevailing prices. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action. There are other market related factors that can offset the revenue received for RINs on a company-wide basis either favorably or unfavorably. The prices received by us for ethanol RINs averaged $2.15 per RIN in Q3 2026 compared to $1.07 per RIN in Q3 2025. Our business model does not depend on our ability to generate revenues from RINs, and we have historically observed that changes in revenue are typically coupled with offsetting changes in cost of goods that minimizes the majority of any revenue movement. Revenue from the sales of RINs is included in “Other operating revenues” in the Consolidated Statements of Income.

As of September 30, 2026, we had $1.5 billion of Senior Notes and a $595.5 million term loan outstanding. We believe that we will generate sufficient cash from operations to fund our ongoing operating requirements and service our debt obligations. At September 30, 2026, we had additional available capacity under our revolving credit facility, which provides for up to $750 million of borrowings, which is currently undrawn. We expect to use the credit facilities to provide us with available financing to meet any short-term ongoing cash needs in excess of internally generated cash flows. To the extent necessary, we will borrow under these facilities to fund our ongoing operating requirements and other corporate initiatives. There can be no assurances, however, that we will generate sufficient cash from operations or be able to draw on the credit facilities, obtain commitments for our incremental facility, or obtain and draw upon other credit facilities. For additional information, see "Significant Sources of Capital" in the "Capital Resources and Liquidity" section.

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

Seasonality

Our business has inherent seasonality due to the concentration of our retail stores in certain geographic areas, as well as customer behaviors during different seasons.  In general, sales volumes and operating incomes are typically highest in the second and third quarters during the summer-activity months and lowest during the winter months.  As a result, operating results for the three and nine months ended September 30, 2026, may not necessarily be indicative of the results that may be expected for the remainder of the year ending December 31, 2026.

Business Segment

The Company has one operating segment which is Marketing.  The Marketing segment includes our retail marketing stores and fuel supply assets.  For additional operating segment information, see Note 22 “Business Segments” in the audited consolidated financial statements for the year ended December 31, 2025 included with our Annual Report on Form 10-K and Note 16 “Business Segments” in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2026.

Results of Operations

Consolidated Results

For the three months ended September 30, 2026, the Company reported net income of $176.0 million, or $9.59 per diluted share, on revenue of $6.9 billion.  Net income was $129.9 million for the same period in 2025, or $6.76 per diluted share, on $5.1 billion of revenue.  In the current year quarter, the Company experienced higher total fuel contribution coupled with the absence of any restructuring expenses compared to the prior year period. The strong fuel performance was partially offset by increased store and other operating expenses including payment fees, combined with higher income taxes, lower merchandise contribution, higher depreciation and amortization and increased general and administrative expenses period over period.

For the nine months ended September 30, 2026, the Company reported net income of $521.4 million, or $28.09 per diluted share, on revenue of $18.5 billion.  Net income for the same period in 2025 was $328.7 million, or $16.64 per diluted share, on $14.6 billion of revenue.  For the year-to-date period, the Company generated higher total fuel and merchandise contribution compared to the same period in 2025, while also benefiting from the absence of restructuring expenses incurred in the prior period. Higher income tax expense, higher payment fees, increased store operating expenses, greater depreciation and amortization, increased general and administrative expenses and higher interest expense partially offset these benefits resulting in higher net income for the 2026 year-to-date period.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Revenues for Q3 2026 increased $1.8 billion, or 34.8%, compared to the same quarter in 2025.  The increase in revenues was primarily due to a 35.5% increase in the average retail fuel sales price in addition to an increase of 3.3% in retail fuel volumes, higher fuel supply revenues and a 2.9% increase in merchandise sales revenue.

Cost of sales in Q3 2026 increased $1.7 billion, or 37.7%, when compared to Q3 2025.  In the current-year quarter, the increase was primarily the result of higher fuel cost coupled with higher fuel volumes sold, which accounted for 97.7% of the increased cost, with the remainder attributable to higher merchandise costs.

Store and other operating expenses increased $32.0 million, or 11.2%, in Q3 2026 compared to Q3 2025. The increase was primarily due to higher payment fees that are proportionally driven by the increased retail fuel prices, which accounted for approximately three-fourths of the increase, coupled with higher employee related expenses at existing stores combined with increases from net new store operating expenses.

Selling, general and administrative ("SG&A") expenses for Q3 2026 increased $4.3 million, or 7.8%, versus Q3 2025. The increase in SG&A costs is primarily due to higher incentive accruals partly offset by lower wages and benefits in the current quarter.

The current-year quarter benefitted from the absence of any restructuring expenses when compared to the prior-year quarter.

Depreciation and amortization expense increased $5.2 million in Q3 2026, or 7.4%, when compared to the same period of 2025, primarily due to the increased number of new stores in the quarter.

The effective income tax rate was approximately 24.6% for Q3 2026 compared to 25.1% in Q3 2025.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Year-to-date revenues increased $3.9 billion, or 26.5%, compared to the same period in 2025.  The increase in revenues was the result of a 26.1% increase in the average retail fuel sales prices, which increased 73 cpg, a 3.1% increase in retail fuel volumes, higher fuel supply revenues and a 3.8% increase in merchandise sales revenue.

Year-to-date cost of sales increased $3.5 billion, or 27.3%, compared to the same period in 2025.  In the current-year period, the higher costs were primarily due to higher fuel cost, which increased 33.0%, and a 4.1% increase in merchandise cost of goods sold.

Year-to-date store and other operating expenses increased $79.2 million, or 9.6%, compared to the same period in 2025, primarily due to increases in payment fees, which accounts for approximately two-thirds of the increase coupled with higher employee related expenses at existing stores combined with increases from net new store operating expenses.

SG&A expenses for the first nine months of 2026 increased $10.4 million, or 6.3%, compared to the first nine months of 2025. The increase in SG&A costs is primarily due to higher incentive accruals versus the same period of 2025.

The year-to-date period benefitted from the absence of any restructuring expenses when compared to the prior-year quarter.

Depreciation and amortization expense increased $15.3 million, or 7.5%, year-to-date from the same period of 2025 primarily due to the increased number of new stores in the period.

The effective income tax rate was approximately 24.1% for the nine months ended September 30, 2026 versus 23.2% for the same period of 2025.

Segment Results

A summary of the Company’s net income by business function follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Marketing segment	$199.9	$163.9	$594.6	$410.9
Corporate and other assets	(23.9)	(34.0)	(73.2)	(82.2)
Net Income	$176.0	$129.9	$521.4	$328.7

Marketing

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Marketing segment net income for the three months ended September 30, 2026 was higher compared to the same period in 2025 primarily due to:
•Higher total fuel contribution;
•Higher retail fuel volumes

The items below partially offset the increase in net income in the current period:
•Higher store and other operating expenses including payment fees;
•Higher income tax expense;
•Lower merchandise contribution;
•Higher depreciation and amortization expenses;
•Higher SG&A expenses

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Marketing segment net income for the nine months ended September 30, 2026 was higher compared to the same nine-month period in 2025 primarily due to:
•Higher total fuel contribution;
•Higher retail fuel volumes;
•Higher merchandise contribution

The items below partially offset the increase in net income in the nine-month period:
•Higher store and other operating expenses including payment fees;
•Higher income tax expense;
•Higher depreciation and amortization expenses;
•Higher SG&A expenses

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2026	2025	2026	2025

Operating revenues
Petroleum product sales	$5,599.1	$3,924.7	$14,843.9	$11,265.9
Merchandise sales	1,155.0	1,122.3	3,336.3	3,214.1
Other operating revenues	135.6	63.0	334.8	160.3
Total operating revenues	6,889.7	5,110.0	18,515.0	14,640.3

Operating expenses
Petroleum product cost of goods sold	5,255.1	3,602.6	13,776.0	10,360.1
Merchandise cost of goods sold	920.5	881.1	2,664.2	2,558.3
Store and other operating expenses	317.9	285.8	906.3	827.0
Depreciation and amortization	68.5	63.5	200.2	184.6
Selling, general and administrative	59.6	55.3	176.7	166.3
Accretion of asset retirement obligations	1.0	0.9	2.8	2.6
Total operating expenses	6,622.6	4,889.2	17,726.2	14,098.9

Gain (loss) on sale of assets	—	0.1	1.0	(0.2)
Income (loss) from operations	267.1	220.9	789.8	541.2

(Millions of dollars, except revenue per same store sales (in thousands) and store counts)	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing Segment	2026	2025	2026	2025

Other income (expense)
Interest expense	(2.0)	(2.0)	(5.9)	(5.9)
Total other income (expense)	(2.0)	(2.0)	(5.9)	(5.9)

Income (loss) before income taxes	265.1	218.9	783.9	535.3
Income tax expense (benefit)	65.2	55.0	189.3	124.4
Net income (loss) from operations	$199.9	$163.9	$594.6	$410.9

Total nicotine sales revenue same store sales[1,2]	$138.2	$136.5	$134.2	$131.0
Total non-nicotine sales revenue same store sales[1,2]	76.0	77.6	73.4	74.7
Total merchandise sales revenue same store sales[1,2]	$214.2	$214.1	$207.6	$205.7
[1]2025 amounts not revised for 2026 raze-and-rebuild activity (see SSS definition below)
[2]Includes store-level discounts redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)

Store count at end of period	1,808	1,772	1,808	1,772
Total store months during the period	5,415	5,274	16,195	15,762

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

Fuel

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2026	2025	2026	2025
Total retail fuel contribution ($ Millions)	$355.0	$354.5	$1,096.9	$981.3
Total fuel supply contribution ($ Millions)	(10.1)	(31.4)	(26.0)	(72.6)
RINs (included in Other operating revenues on Consolidated Statements of Income) ($ Millions)	134.5	61.7	331.2	156.4
Total fuel contribution ($ Millions)	$479.4	$384.8	$1,402.1	$1,065.1
Retail fuel volume - chain (Million gal)	1,295.7	1,254.3	3,727.8	3,614.8
Retail fuel volume - (K gal SSS)[1,2]	243.7	241.7	235.4	233.7
Total fuel contribution (cpg)	37.0	30.7	37.6	29.5
Retail fuel margin (cpg)	27.4	28.3	29.4	27.2
Fuel supply including RINs contribution (cpg)	9.6	2.4	8.2	2.3
[1]2025 amounts not revised for 2026 raze-and-rebuild activity (see SSS definition)
[2]All amounts are on a per store per month basis

The reconciliation of the total fuel contribution to the Consolidated Statements of Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Petroleum product sales	$5,599.1	$3,924.7	$14,843.9	$11,265.9
Less Petroleum product cost of goods sold	(5,255.1)	(3,602.6)	(13,776.0)	(10,360.1)
Plus RINs and other (included in Other Operating Revenues line)	135.4	62.7	334.2	159.3
Total fuel contribution	$479.4	$384.8	$1,402.1	$1,065.1

Merchandise

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Operating Metrics	2026	2025	2026	2025
Total merchandise contribution ($ Millions)	$234.5	$241.2	$672.1	$655.8
Total merchandise sales ($ Millions)	$1,155.0	$1,122.3	$3,336.3	$3,214.1
Total merchandise sales ($K SSS)[1,2,3]	$214.2	$214.1	$207.6	$205.7
Merchandise unit margin (%)	20.3%	21.5%	20.2%	20.4%
Nicotine contribution ($K SSS)[1,2,3]	$20.8	$23.2	$20.5	$20.6
Non-nicotine contribution ($K SSS)[1,2,3]	$23.3	$23.3	$21.9	$22.0
Total merchandise contribution ($K SSS)[1,2,3]	$44.1	$46.5	$42.4	$42.6
[1]2025 amounts not revised for 2026 raze-and-rebuild activity (see SSS definition)
[2]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[3]All amounts are on a per store per month basis

Same store sales information compared to APSM metrics:

	Variance from prior year		Variance from prior year
	Three months ended		Nine months ended
	September 30, 2026		September 30, 2026
	SSS[1]	APSM[2]	SSS[1]	APSM[2]
Fuel gallons per month	0.1%	0.2%	(0.1)%	(0.1)%

Merchandise sales	0.2%	0.2%	1.3%	1.0%
Nicotine sales	1.5%	1.4%	2.9%	2.4%
Non-nicotine sales	(1.9%)	(1.7%)	(1.4%)	(1.3%)

Merchandise margin	(4.7%)	(5.3%)	0.5%	(0.3%)
Nicotine margin	(9.3%)	(10.4%)	1.1%	(0.3%)
Non-nicotine margin	(0.1%)	0.4%	—%	0.1%
[1]Includes store-level discounts for redemptions and excludes changes in value of unredeemed points associated with our loyalty program(s)
[2]Includes all activity associated with our loyalty program(s)

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Net income in the Marketing segment for Q3 2026 increased $36.0 million, to $199.9 million when compared to the Q3 2025 period. Contributions from fuel were higher in the current quarter, driven by increased total fuel contribution margins and higher total fuel volumes. The performance in fuel was partially offset by increased store and other operating expenses including payment fees, combined with higher income taxes, lower overall merchandise contribution, greater depreciation and amortization and increased general and administrative expenses in Q3 2026 compared to the Q3 2025 period.

Total fuel contribution for Q3 2026, was $479.4 million, an increase of $94.6 million, or 24.6%, compared to Q3 2025. The increase was due primarily to higher fuel supply margins coupled with higher fuel volumes sold, partially offset by lower retail fuel margins in the period when compared to Q3 of 2025. Retail fuel margins on a cpg basis decreased 3.2% in Q3 2026 to 27.4 cpg, compared to 28.3 cpg in the prior year period. Total retail fuel volumes increased 3.3% and fuel sales volumes on an SSS basis increased 0.1% in Q3 2026 when compared to Q3 2025. Total fuel supply contribution dollars, including RINs, increased $94.1 million in Q3 2026 when compared to Q3 2025, primarily due to the impact of market-driven pricing and the timing of inventory activity during the period.

Total merchandise sales increased $32.7 million, or 2.9%, in Q3 2026 vs Q3 2025, coming in at approximately $1.2 billion compared to $1.1 billion, respectively. Total merchandise contribution in Q3 2026 decreased 2.8% compared to Q3 2025, primarily due to a significant promotion related to nicotine pouches in the prior year did not repeat in the current year quarter. Total SSS merchandise contribution dollars were lower by 4.7%, which included a decrease of 9.3% in nicotine products primarily due to the lack of a comparable promotion in the current year quarter and a 0.1% decrease in non-nicotine products.

Store and other operating expenses increased $32.1 million in Q3 2026 compared to Q3 2025, primarily due to increases in payment fees driven by increased retail fuel prices, higher employee related expenses at existing stores combined with increases from net new store operating expenses. On an SSS basis, expenses applicable to store OPEX excluding payment fees and rent were 0.8% lower, primarily attributable to reduced maintenance expenses, which were partially offset by increased employee related expenses.

SG&A expenses in Q3 2026 were $4.3 million higher compared to Q3 2025, due primarily to incentive accruals partly offset by lower wages and benefits in the current quarter.

Depreciation and amortization expense increased $5.0 million, or 7.9%, in Q3 2026 compared to Q3 2025 due to the increased number new stores in the quarter.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Net income in the Marketing segment for the nine months ended September 30, 2026 increased $183.7 million compared to the nine months ended September 30, 2025. The increase was primarily due to higher total fuel contribution, higher fuel sales volumes and higher overall merchandise contributions, which were partially offset by higher income tax expense, higher payment fees, increased store operating expenses, greater depreciation and amortization and increased SG&A expenses.

Total fuel contribution for the nine-month period ended September 30, 2026 was $1.4 billion, an increase of $337.0 million, or 31.6%, compared to the first nine months of 2025. This was primarily due to higher retail fuel contribution and higher fuel volumes sold coupled with higher contribution from fuel supply margins in the period when compared to the first nine months of 2025. Retail fuel margins on a cpg basis increased 8.1%, to 29.4 cpg, for the nine-month period ended September 30, 2026, compared to 27.2 cpg in the same period of 2025. Total retail fuel sales volumes increased 3.1%, and volumes on an SSS basis decreased 0.1% in the nine-month period ended September 30, 2026 when compared to the same nine-month period of 2025. Total fuel supply contribution dollars, including RINs, increased $221.4 million compared to the first nine months of 2025, primarily due to pricing impacts related to market conditions and timing of inventory movements.

Total merchandise sales were up 3.8% in the nine months ended September 30, 2026 to approximately $3.3 billion compared to $3.2 billion in the first nine months of 2025. Year-to-date 2026 total merchandise contribution increased 2.5% compared to the same period of 2025, primarily due to favorable sales mix, higher retail prices and strategic promotional activity, combined with increased store count compared to the prior year period. Total year-to-date SSS merchandise contribution dollars improved 0.5% compared to the same period of 2025 with an increase of 1.1% in nicotine products margins and a flat performance to the prior year period in non-nicotine product margins.

Store and other operating expenses increased $79.3 million, or 9.6%, in the current year compared to the same nine-month period of 2025, primarily due to increases in payment fees, higher employee related expenses at existing stores combined with increases from net new store operating expenses. On an SSS basis, expenses applicable to store OPEX excluding payment fees and rent increased 0.9%, primarily due to employee related expenses.

SG&A expenses increased $10.4 million in 2026 compared to the same nine-month period of 2025 due primarily to higher incentive accruals.

Depreciation and amortization expense increased $15.6 million, or 8.5%, in the first nine months of 2026 due to the increased number of new stores.

Corporate and Other Assets

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Loss from continuing operations for Corporate and other assets for Q3 2026 was $23.9 million, compared to a loss of $34.0 million in Q3 2025. The decrease from the prior year quarter was primarily due to the absence of $12.6 million of restructuring expenses, a $1.6 million increase in investment income and a $0.7 million decrease in net interest expense, partially offset by a $3.7 million reduction in the income tax benefits.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Loss from continuing operations for Corporate and other assets was $73.2 million for the nine months ended September 30, 2026, compared to a loss of $82.2 million in the same period of 2025. The year-over-year decrease was primarily due to the absence of $12.6 million of restructuring expenses and a $3.0 million increase in investment income, partially offset by a $4.4 million increase in net interest expense and a $1.9 million reduction in the income tax benefits.

Non-GAAP Measures

The following table sets forth the Company’s EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.  EBITDA means net income (loss) plus net interest expense, plus income tax expense, depreciation and amortization, and Adjusted EBITDA adds back (i) other non-cash items (e.g., impairment of properties and accretion of asset retirement obligations) and (ii) other items that management does not consider to be meaningful in assessing our operating performance (e.g., (income) from discontinued operations, net settlement proceeds, (gain) loss on sale of assets, loss on early debt extinguishment, transaction and integration costs related to acquisitions, restructuring expenses, and other non-operating (income) expense).  EBITDA and Adjusted EBITDA are not measures that are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

The reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Net income	$176.0	$129.9	$521.4	$328.7

Income tax expense (benefit)	57.6	43.5	166.0	99.1
Interest expense, net of investment income	26.6	29.0	83.6	82.2
Depreciation and amortization	75.1	69.9	219.4	204.1
EBITDA	$335.3	$272.3	990.4	714.1

Restructuring expense	—	12.6	—	12.6
Accretion of asset retirement obligations	1.0	0.9	2.8	2.6
(Gain) loss on sale of assets	—	(0.1)	(1.0)	0.2
Other nonoperating (income) expense	0.3	(0.6)	(0.4)	(1.0)
Adjusted EBITDA	$336.6	$285.1	$991.8	$728.5

Capital Resources and Liquidity

Significant Sources of Capital

As of September 30, 2026, we had $161.8 million of cash and cash equivalents and $34.2 million of marketable securities. Our cash management policy provides that cash balances in excess of a certain threshold may be reinvested in certain types of low-risk investments. We have a committed cash flow revolving credit facility providing for aggregate borrowings of $750 million, which can be utilized for working capital and other general corporate purposes, including supporting our operating model as described herein. As of September 30, 2026, there were no outstanding borrowings under our Revolving Facility reported in Long-term debt in the Consolidated Balance Sheet. The Revolving Facility had $183.0 million of outstanding borrowings at December 31, 2025.

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

Operating Activities

Net cash provided by operating activities was $903.1 million for the nine months ended September 30, 2026 and was $568.4 million for the same period of 2025, an increase of $334.7 million, or 58.9%. The increase is mainly due to an increase in net income of $192.7 million, an increase in the amount of cash provided from changes in non-cash working capital of $156.2 million and increased depreciation of $15.3 million, partially offset by lower deferred and noncurrent tax charges of $8.9 million and a decrease in other operating activities of $5.1 million compared to the same period in 2025.

For the nine months ended September 30, 2026, operating cash provided by changes in non-cash operating working capital of $130.0 million was due to an increase in accounts payable and accrued liabilities of $188.1 million which was related to the timing of payments, an increase of $37.3 million in income taxes payable due to changes in accrued income tax liabilities and timing of income tax payments and a decrease in inventory of $15.2 million due to lower volume levels, partially offset by an increase in accounts receivable of $102.0 million due to the timing of collecting receipts and an increase in prepaid expenses of $8.6 million in the current year period.

Investing Activities

For the nine months ended September 30, 2026, cash required by investing activities was $386.2 million compared to $321.2 million in 2025. The $65.0 million increase in cash required by investing activities in the current year period was primarily due to an increase of $41.5 million in capital expenditures due to the timing of payments for projects, an increase of $34.2 million in new investments in marketable securities and lower proceeds from the sale of assets of $0.6 million, which were partially offset by other investing activities providing $11.3 million .

Financing Activities

Financing activities in the nine months ended September 30, 2026 required cash of $384.0 million compared to $251.4 million in the nine months ended September 30, 2025, an increase of $132.6 million. The first nine months of 2026 included a decrease of $274.0 million in the repurchase of common shares, increased dividend payments of $5.7 million, a $7.1 million reduction in debt issuance cost, amounts related to share-based compensation increased $12.0 million, and net repayments of debt required $2.9 million compared to net borrowings of debt providing $393.1 million in the prior year.

Dividends

During the nine months ended September 30, 2026, the Company paid cash dividend payments of $1.92 per common share, for a total of $35.4 million, compared to the period ended September 30, 2025, in which dividends of $1.52 per common share were paid for total cash dividend payments of $29.7 million.

On October 22, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.72 per common share, or $2.88 per share on an annualized basis. The dividend is payable on December 1, 2026, to stockholders of record as of November 4, 2026.

Share Repurchase Program

On May 2, 2023, the Board of Directors approved a share repurchase authorization of up to $1.5 billion. The authorization value excludes any excise tax that may be incurred and was scheduled to expire on December 31, 2028. This $1.5 billion authorization was completed in September 2026. On October 29, 2025, the Company announced that the Board of Directors had approved a new share repurchase authorization of up to $2.0 billion, excluding excise taxes, to be executed by December 31, 2030. Purchases under the authorization may be effected in the open market, through privately negotiated transactions, through one or more accelerated stock repurchase programs, through a combination of the foregoing or in any other manner in the discretion of management. Purchases will be made subject to available cash, market conditions and compliance with our financing arrangements at any time during the period of authorization. We may use cash from operations as well as draws under our credit facilities to effect purchases.

During the nine months ended September 30, 2026, the Company repurchased a total of 599,189 common shares for approximately $305.4 million, at an average price of $509.73 per share, including accrued excise taxes. These repurchases included 577,763 common shares for approximately $294.2 million, at an average price of $509.24 per share, including accrued excise taxes, which completed the 2023 authorization, and 21,426 common shares at an average price of $522.96 per share, for approximately $11.2 million, including accrued excise taxes, was purchased against the $2.0 billion 2025 authorization.

Debt

Our long-term debt at September 30, 2026 and December 31, 2025 was as set forth below:

(Millions of dollars)	September 30, 2026	December 31, 2025
5.625% senior notes due 2027 (net of unamortized discount of $0.5 at December 31, 2025)	$—	$299.5
4.75% senior notes due 2029 (net of unamortized discount of $1.9 at September 30, 2026 and $2.3 at December 31, 2025)	498.1	497.7
3.75% senior notes due 2031 (net of unamortized discount of $2.7 at September 30, 2026 and $3.2 at December 31, 2025)	497.3	496.8
5.875% senior notes due 2034 (net of unamortized discount of $4.8 at September 30, 2026)	495.2	—
Term loan due 2032 (effective interest rate of 5.50% at September 30, 2026) net of unamortized discount of $0.9 at September 30, 2026 and $1.0 at December 31, 2025	594.6	599.0
Revolving credit facility, due 2030 (weighted average interest rate of —% at September 30, 2026 and 5.88% at December 31, 2025)	—	183.0
Capitalized lease obligations, autos and equipment, due through 2031	12.8	7.7
Capitalized lease obligations, buildings, due through 2059	101.3	110.8
Unamortized debt issuance costs	(11.8)	(11.9)
Total long-term debt	2,187.5	2,182.6
Less current maturities	20.1	19.0
Total long-term debt, net of current	$2,167.4	$2,163.6

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

The credit agreement provides for a senior secured term loan in an aggregate principal amount of $600.0 million (the "Term Facility") (which was borrowed in full on April 7, 2025) and revolving credit commitments in an aggregate amount equal to $750.0 million (the "Revolving Facility", and together with the Term Facility, the "Credit Facilities"). The outstanding balance of the term loan was $595.5 million at September 30, 2026 and $600.0 million at December 31, 2025. The term loan is due April 2032, and we are required to make quarterly principal payments of $1.5 million, which began on January 1, 2026. As of September 30, 2026, we had no outstanding borrowings under the Revolving Facility and $6.2 million of outstanding letters of credit (which reduces the amount available to borrow under the Revolving Facility).

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

The credit agreement contains certain covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes. The Revolving Facility credit agreement also imposes total leverage ratio and secured net leverage ratio financial maintenance covenants which are calculated quarterly. Pursuant to the total leverage ratio financial maintenance covenant, the Company must maintain a total leverage ratio of not more than 5.0 to 1.0 with an ability in certain circumstances to temporarily increase that limit to 5.5 to 1.0 and a consolidated cash interest coverage ratio of not less than 2.5 to 1.0. The credit agreement also contains customary events of default.

Pursuant to the credit agreement's covenant limiting certain restricted payments, certain payments in respect of our equity interests, including dividends, when the total leverage ratio, calculated on a pro forma basis, is greater than 3.0 to 1.0 could be limited. At September 30, 2026, our total leverage ratio was 1.69 to 1.0 which meant our ability at that date to make restricted payments was not limited. If our total leverage ratio, on a pro forma basis, exceeds 3.0 to 1.0, any restricted payments made following that time until the ratio is once again, on a pro forma basis, below 3.0 to 1.0 would be limited by the covenant, which contains certain exceptions, including an ability to make restricted payments in cash in an aggregate amount not to exceed the greater of (a) $400.0 million or (b) 15.0% of consolidated net tangible assets, estimated at $461.1 million as of September 30, 2026, over the life of the credit agreement.

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

The combined assets, liabilities and results of operations of MOUSA and the guarantors are not materially different from corresponding amounts presented in the consolidated financial statements included herein. MOUSA is our primary operating subsidiary and generated the vast majority of our revenues for the three and nine months ended September 30, 2026, and accounted for the vast majority of our total assets as of September 30, 2026. In the event MOUSA itself were unable to service the Company's consolidated debt obligations, our business and financial condition would be materially adversely impacted.

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

The following table outlines our capital spending and investments for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Marketing:
Company stores	$126.2	$106.3	$296.5	$246.6
Terminals	1.0	—	1.4	0.2
Maintenance capital	25.0	19.9	63.6	48.2
Corporate and other assets	5.8	6.3	15.7	14.1
Total	$158.0	$132.5	$377.2	$309.1

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

As described in Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements, there were short-term commodity derivative contracts in place at September 30, 2026 to hedge the purchase price of refined products. A 10% increase or decrease in the respective benchmark price of the commodities underlying these derivative contracts would have been immaterial to the Company. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of these products.

Interest Rate Risk
We have exposure to interest rate risks related to volatility of our floating rate term loan of $595.5 million and to our revolving credit facility which had no outstanding borrowings at September 30, 2026. Both of these loans are tied to the Adjusted Term SOFR Rate or Prime Rate which can move in either direction and cause fluctuations in our interest expense recognized in any period and in our cash flows related to interest payments made. We make limited use of interest rate swaps to hedge a portion of our exposure to these rate movements. The acquisition of any interest rate derivatives is undertaken by senior management when appropriate with delegated authority from the appropriate Board level committee. A 10% increase or decrease in the interest rate would have an immaterial impact on the financial statements of the Company at September 30, 2026.

For additional information about our use of derivative instruments, see Note 14 “Financial Instruments and Risk Management” in our audited consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K and Note 10 “Financial Instruments and Risk Management” in the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2026.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective and appropriately allowed for timely decisions regarding required disclosures as of September 30, 2026.

Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2026, the Company was engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business.  See Note 14 ”Contingencies” in the accompanying consolidated financial statements.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this Item is not expected to have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is detail of the Company’s purchases of its own equity securities during the period:

	Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period Duration	Purchased	Per Share	or Programs	or Programs [1]
July 1, 2026 to July 31, 2026	31,170	$584.31	31,170	$126,915,743
August 1, 2026 to August 31, 2026	153,050	$552.49	153,050	$42,356,805
September 1, 2026 to September 30, 2026	102,882	$518.91	102,882	$1,988,970,208
Three Months Ended September 30, 2026	287,102	$543.91	287,102	$1,988,970,208

1Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on May 2, 2023 included authorization for the Company to acquire up to $1.5 billion of its common shares by December 31, 2028, and does not include excise tax on stock repurchases. This 2023 authorization was completed in September 2026. Terms of the repurchase plan authorized by the Murphy USA Inc. Board of Directors and announced on October 29, 2025 included authorization for the Company to acquire up to $2.0 billion of its common shares by December 31, 2030, and does not include excise tax on stock repurchases. Repurchases under the 2025 authorization commenced in September 2026 at the conclusion of the 2023 authorization.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index on page 48 of this Form 10-Q report lists the exhibits that are filed herewith or incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY USA INC.
(Registrant)

By	/s/ Anish K. Shah
Anish K. Shah
Vice President & Controller (Principal Accounting Officer)

October 30, 2026

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